Form 10KSB
period 2000-01-31
AUCTION ANYTHING COM INC
filed 2000-05-01
CIK 1097718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended JANUARY 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

     Commission file number: 0-27865

                            AUCTIONANYTHING.COM, INC.
                 (Name of small business issuer in its charter)

                Delaware                                      13-264091
     ------------------------------                         ----------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     35 W. Pine Street, Suite 211, Orlando, Florida             32801
     ----------------------------------------------          ---------
     (Address of Principal Executive Offices)                (Zip Code)

     Issuer's telephone number (407) 481-2140

     Securities registered pursuant to Section 12(b) of the Securities Exchange
          Act: NONE

     Securities registered pursuant to section 12(g) of the Securities Exchange
          Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]           No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $603,487

The aggregate market value of the 4,318,813 shares of Common Stock held by non-affiliates was $906,950 as of April 26, 2000. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the reported last price of shares traded on the National Quotation Bureau on April 26, 2000.

As of April 17, 2000, 28,321,946 shares of the issuer's Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

           Transitional Small Business Disclosure Format: Yes __ No X

                                     PART I

Item 1 - Description of Business

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company or its industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases the reader can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

Although the Company's management believes that the expectations in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

Business Development

AuctionAnything.com, Inc. ("UBUY" or the "Company") is a publicly traded company (OTC BB: UBUY). The Company was originally incorporated in Delaware under the name "Mediplex Corporation" on February 25, 1969. According to documents filed in the State of Delaware, Mediplex corporation forfeited its Certificate of Incorporation on December 3, 1973, as a result of not having named a registered agent as required by Delaware law; however, the Company was renewed and revived pursuant to a Certificate of Renewal and Revival filed on June 4, 1974. On June 5, 1974, the Company changed its name to the "The Lawton-York Corporation." On January 31, 1975, the Company merged into it a New York corporation of identical name, which had been incorporated on February 10, 1966. The Company was the surviving corporation of that merger.

The Company was, for many years, a wholesaler of custom one-, two-, three- and four-color processed commercial printing, as well as disposable and durable office equipment including stock paper, fax paper, fax and copy machines, computers, file cabinets and safes. The Company conducted its business throughout the United States of America and Puerto Rico from its headquarters in New York.

On March 10, 1999, the Company changed the focus of its business and closed a transaction by which it acquired 100% of the outstanding capital stock of North Orlando Sports Promotions, Inc., a privately held Florida corporation ("NOSP"), from the shareholders of NOSP. As consideration for that acquisition, the Company issued 24,003,133 shares of its common stock, $0.001 par value (the "Common Stock"), which amounted to approximately 85% of the Company's outstanding Common Stock, to the three former shareholders of NOSP. In connection with the transaction, the Company adopted the name, "AuctionAnything.com, Inc.," in order to more accurately reflect its new core business. Also, on the date that the parties executed the agreement pursuant to which the acquisition transaction was effected, the Company sold most, but not all ($25,000 remained) of its assets to its major shareholder, director and president, Joel E. Cavalier, in exchange for his assignment to the Company of 747,116 shares of Common Stock and his assumption of all of the Company's liabilities. At the Closing of the acquisition transaction, the Company's directors and officers resigned, and the Company elected a new management team consisting of the three former shareholders of NOSP, who are experienced in providing Internet auctions. Upon the closing of the acquisition, the Company owned the assets and liabilities of NOSP, as well as the $25,000 in assets that Mr. Cavalier did not acquire and outstanding warrants for the purchase of up to 3,000,000 shares of Common Stock at a purchase price of $0.30 per share.

Immediately prior to the acquisition transaction, the Company undertook an offering of its Common Stock and warrants to purchase Common Stock. According to the offering document provided by the Company to the shareholders of NOSP, the Company's offering was undertaken in reliance upon Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. In the acquisition agreement among the Company, NOSP and the shareholders of NOSP, it was a condition precedent to the obligations of NOSP and the shareholders of NOSP that the Company shall have "concluded its pending offering of securities under Rule 504. "The Company's current management and directors, who are the former shareholders of NOSP, are unable to state with certainty whether the acquisition transaction was a condition to the Company's closing of its securities offering under Rule 504. However, the offering document provided by the Company contains, in addition to a discussion of the Company, discussion of NOSP and the contemplated acquisition transaction. Thus, it appears that the Company's securities' offering was predicated upon a successful acquisition transaction.

The Company has elected to adopt the fiscal year end of its legal acquirer, that of The Lawton-York Corporation. As a consequence, the Company's fiscal year end is January 31.

There has been no bankruptcy, receivership or similar proceeding with respect to the Company.

Business of Issuer

The Internet based Trading Market

The Internet offers, for the first time, the opportunity to create a compelling global marketplace that overcomes the limitations associated with traditional retail practices. An Internet-based, centralized trading place facilitates buyers' and sellers' meeting, listing items for sale, exchanging information, interacting with each other and, ultimately, consummating transactions. It allows buyers and sellers to trade directly, bypassing traditional intermediaries and lowering costs for both parties. This trading place is global in reach, offering buyers a significantly broader selection of goods to purchase and providing sellers the opportunity to sell their goods efficiently to a broader base of buyers. It offers significant convenience, allowing trading at all hours and providing continually updated information. By leveraging the interactive nature of the Internet, this trading place also facilitates a sense of community through direct buyer and seller communication, thereby enabling the interaction between individuals with mutual interests. As a result, there exists a significant market opportunity for an Internet-based, centralized trading place that applies the unique attributes of the Internet to facilitate business-to-business, business-to-consumer and person-to-person trading.

General Business

AuctionAnything.com, Inc. (the "Company") operates a variety of internet-related services. Currently, the Company has three main revenue generating operations, which are provided collectively by AuctionAnything.com, Inc. and North Orlando Sports Promotions, Inc. ("NOSP"), a wholly owned subsidiary of AuctionAnything.com, Inc.: 1) Internet Business Solutions (IBS): a service which establishes and hosts auction and/or E-commerce web sites for other businesses and organizations primarily in both the business-to-business and business-to-consumer markets; 2) Two company owned and maintained auction/E-commerce web sites (www.SportsAuction.com and www.AutographAuctions.com) from which the Company sells its own inventory (collectibles, memorabilia, photos, sports cards, etc.) and allows online person-to-person "electronic consignment" from which the Company derives commission fees; and 3) an Internet service provider (ISP) service, known as Tish.net.

The Company intends to focus its business development efforts on its Internet Business Solutions (IBS) suite of products and anticipates that its sales of company owned inventory and Internet service (ISP) will significantly diminish in the Company's 2000 fiscal year.

AuctionAnything.com

The Company owns and operates AuctionAnything.com, an online business-to-business, business-to-consumer and person-to-person e-commerce network website. The website is located at http://www.auctionanything.com. This site serves as a centralized website for buyers and sellers to meet, negotiate sales, and finally consummate transactions directly, thereby bypassing the time and expense of intermediaries. Sales are conducted by either an auction hosted by the Company or, beginning in early 2000, at a fixed price through an E-commerce storefront web site.

The Company considers itself to be an Internet application service provider
(ASP) because it provides Internet-based application services (primarily electronic commerce) to its clients (primarily other businesses). The Company builds, hosts and maintains advanced web sites for its clients and generates revenues via a combination of setup fees/deposits, commissions on sales and monthly hosting fees. The majority of these sites are built around AuctionAnything.com's Internet auction and/or E-commerce software. The Company offers product lines referred to as Internet Business Solutions (IBS), which consist of a variety of Internet E-Commerce tools, Internet Business Solutions
(IBS), which consist primarily of Internet auction E-Commerce tools and Internet E-commerce sites (store fronts) referred to as EcartPlus sites.

Internet Business Solutions
---------------------------

Internet Business Solutions (IBS) is a business-to-consumer, business-to-business and/or person-to-person service whereby the Company establishes and then hosts auctions and/or storefront sites for other businesses. This service was designed for businesses whose product inventory has a relatively high-turnover rate particularly those that sell items that can be shipped easily. The Company provides the milieu and the technical support, while the customer is responsible for all listed items, content, delivery, collections, and other incidentals. The Company charges an initial deposit, then a percentage of the successful sales after the deposit has been depleted.

Most IBS web sites appear on and are accessed through the AuctionAnything.com website. Also, AuctionAnything.com registered users (members) are automatically registered to participate in all IBS sites. As of January 31, 2000, there were nine IBS auction sites found at the AuctionAnything.com website:

     1) Sportsauction.com (www.SportsAuction.com) is an IBS site wholly owned by the Company. In addition to being the main site for the Company, it has served as a test site for all technical components. At this site, the Company auctions off sports and celebrity material all of which are owned by the Company. Most auctions are conducted weekly, usually beginning on a Monday and concluding the following Sunday. These weekly lots are combined with occasional daily lots, which begin and end on the same day. The daily lots are designed to attract buyers to the site on "off days" (days in the middle of the standard auction).

     2) Autographauctions.com (www.AutographAuctions.com) is also an IBS site wholly owned by the Company. This site was established to auction the Company's non-sports celebrity autographs and to facilitate advertising in celebrity autograph magazines.

     3) Stogiesauction.com (www.StogiesAuction.com) is an IBS site established for a customer based in Boca Raton, Florida. They auction off cigars and related merchandise. The Company collects commissions on the amount of sales generated through the web site.

     4) TCI Industries (www.TCIIndustries.com) is an IBS site established for a customer based in Columbia, South Carolina. They auction off computer equipment. The Company collects commissions on the amount of sales generated through the web site.

     5) Showcases USA (www.UniqueMemorabilia.com) is an IBS site established for a client in Tampa, Florida. They auction off sports and celebrity memorabilia. The Company collects commissions on the amount of sales generated through the web site.

     6) Antiquities of the Prize Ring (auctions.antekprizering.com) is an IBS site established for a client in Hilliard, Ohio. They auction off boxing memorabilia. The Company collects commissions on the amount of sales generated through the web site.

     7) Alliance Retail Services (www.RetailOne.com) is an IBS site established for a client in Reno, Nevada. They are a business-to-business site, which auctions off restaurant and grocery displays and equipment. The Company collects commissions on the amount of sales generated through the web site.

     8) Crazy Jewelry (www.crazyjewelry.com) is an IBS site established for a client in Red Bank, New Jersey. They auction off jewelry. The Company collects commissions on the amount of sales generated through the web site.

     9) www.AuctionsForCharity.com is an IBS site established to give any charitable organization the opportunity to have an auction site. An auction was held in November 1999 for the

          Christian Help Foundation. Charitable organizations are only charged a commission on their successful sales with no set-up deposit required.

The Company will tailor services to meet the needs of each client. Each client has its own unique organizational structure, approach to purchasing and purchasing objectives. The Company works with each client to identify the portions of their purchases that are best suited for the Company's market making approach, and the Company designs a program of services that meets the client's needs.

The Company's current plan is to aggressively market its IBS program to businesses that could potentially thrive in the online business-to-business and business-to-consumer field. This plan includes the addition of account executives whose responsibilities would include making personal contact with potential clients and providing the follow-through necessary to make the sale. The Company is also committed to expanding its marketing and advertising of the IBS program via media, personal contacts and trade shows.

Person-to-Person Services
-------------------------

Currently on both the SportsAuction.com and AutographAuctions.com websites, the Company gives individuals interested in selling their own merchandise the opportunity to list their items as consignments. This service has been offered free of charge with no limits on the number of items listed. However, the Company has begun charging a sales commission (3% of sales) starting in February 2000.

ISP Services
------------

Tish.net is an ISP that provides Internet service for the Company and for other customers. Currently, Tish.net provides ISP services for approximately 25 clients. There are no immediate plans to solicit new clients for these services.

Revenue Sources

Internet Business Solutions
---------------------------

Internet Business Solutions (IBS) is a service whereby the Company establishes and hosts auctions and/or storefront sites for other businesses. As of January 31, 2000, the Company has established nine IBS sites, seven of which were established for outside clients. Typically, for an auction-only site, the Company charges each customer a non-refundable $1,000 deposit that is applied toward their first $40,000 in sales in lieu of charging a commission. After the deposit has been depleted, a 2.5% commission is charged on all successful sales. Beginning in early 2000 the Company has offered a storefront site for IBS customers with inventory more suited to a fixed-price structure. The Company requires a $500 up-front fee, which is applied toward the first five months of service, and a $100 monthly fee is charged after the initial five-month period. A credit card processing module is required for all storefront sites (this feature is an option for auction sites). This module is a one-time set-up fee of $499, plus a $0.20 per transaction fee thereafter. No commissions are charged on successful sales at a storefront site. IBS clients also have the option of a combined auction and storefront site. This requires a $500 deposit, which is applied toward the first $20,000 in successful auction sales in lieu of commission, and $500 for the first five months for the storefront site. The credit card module is a requirement for this type of site. The Company intends to make this service its main focus in the future.

SportsAuction.com and AutographAuctions.com
-------------------------------------------

SportsAuction.com and AutographAuction.com are IBS sites owned by the Company. The Company auctions sports and celebrity material weekly via the www.SportsAuction.com and www.AutographAuctions.com web sites. The Company owns all of the items offered for sale by auction on these web sites. These weekly lots are combined with occasional daily lots. All auctions are non-reserve auctions and subject to a $1.00 minimum bid. Historically, the Company has generated approximately $6,000 per week in gross sales total from these two web sites.

Due to the lack of profitability of the inventory-based business model, the Company recently began transitioning away from that model and toward a service-based model. While the Company still sells its own merchandise through SportsAuction and AutographAuctions, the Company has already reduced its inventory purchases and further anticipates that its inventory purchases will ultimately evaporate. As a consequence of reduced inventory purchases and sales, the Company's revenues and cost of goods sold have started to decline. The Company anticipates further reductions in its revenues and cost of goods sold as it reduces its inventory sales and purchases and attempts to ramp up its service revenues.

For individuals who wish to list their own items for sale, the Company offers free consignment listings. Consigners are required to keep an authorized credit card on file with the Company and are allowed to list as many items as they want. The Company charges consigners 3% of all successful sales. At this time, there is no limit in place as to the number of items a consigner may list. The Company expects that consigner sales will generate substantial sales, which will maintain the Internet presence of both SportsAuction.com and AutographAuctions.com.

Tish.net
--------

Tish.net offers Internet services (ISP) to approximately 25 clients. There are no immediate plans to solicit new clients for these services. Services provided include dial-up through high-speed Internet access and design and hosting of Internet web and e-mail services. Customer costs range from $16 per month to $1,500 per month for access and hosting services, and other services are provided based on hourly rates.

Banner Advertising
------------------

The Company plans on selling banner advertising on its website in the near future. The competition for advertising dollars is intense, but the dollars available are growing. Jupiter Communications, a leading Internet research firm, estimates that Web advertising in the U.S. will grow from $940 million in 1997 to over $7.6 billion by the year 2002. Ad rates for many web sites have remained stable at $10 to $50 per 1,000 pages viewed, but significant discounting is prevalent in the market. Initially, the Company may discount its rates in order to establish itself in the market.

Sales through other Auction Sites
---------------------------------

The Company also generated modest revenue through sales of its own inventory through other Internet auction sites, such as eBay. This activity was discontinued late in 1999.

Competition

The market for business-to-business, business-to-customer and person-to-person trading over the Internet is relatively new, rapidly evolving and extremely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites for relatively low cost using commercially available software. The Company currently or potentially competes with a number of other companies. The Company anticipates that its main competition will come from a number of emerging networks of online business-to-business, business-to-consumer and person-to-person auction services, such as the FairMarket, FreeMarkets, Ariba and Auction Universe networks, which combine the services of competing auction sites, thereby exposing items to a larger number of buyers. The Company also competes with the growing number of business-to-consumer and person-to-person online auction services such as Onsale and First Auction. The Company potentially faces competition from a number of larger online communities and services that have expertise in developing online commerce and in facilitating online business-to-consumer and person-to-person interaction. Certain of these potential competitors, including Amazon.com, AOL, eBay, Microsoft and Yahoo! currently offer a variety of business-to-consumer services and classified ad services, along with person-to-person trading to their large user populations. Competitive pressures created by any one of these companies, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, results of operation and financial condition.

The Company believes that the principal competitive factors in its market are volume and selection of goods, population of buyers and sellers, customer service, reliability of delivery and payment by users, brand recognition, Web site convenience and accessibility, price, quality of search tools, security and system reliability. The most forward-looking companies will understand the potential of Internet-based business-to-consumer, business-to-business, and business-to-government/institution E-xchanges (networks) that provide vertical marketplaces. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than the Company. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of Internet and other online services increases. Therefore, certain of the Company's competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract traffic by offering services for free and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company's brand. There can be no assurance that the Company will be able to compete successfully against current and future competitors. The Company's primary line of defense against the competition is to provide the best value to all participants within its network. The Company intends to provide the best value by being the relationship leader while providing state-of-the-art technology at a reasonable cost. The Company's fundamental customer service strategy is to provide competent, timely and passionate service to all of its clientele. It is believed that this strategy will enable the Company to differentiate itself from all of its competition and enable it to reach its financial goals.

Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operation and financial condition. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company by enabling the Company's competitors to offer a lower-cost service. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to trading services that compete with the Company. Although the Company has established Internet traffic arrangements with several large online services and search engine companies, there can be no assurance that these arrangements will be renewed on commercially reasonable terms or that they will otherwise continue to result in increased users of the Company's service. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company substantial fees for inclusion. Any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

Government Approval and Regulation

The Company is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Although the laws that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. Certain members of Congress have recently discussed proposing legislation that would regulate the distribution of "indecent" material over the Internet in a manner that they believe would withstand challenge on constitutional grounds. The nature of such similar legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, such legislation could subject the Company and/or its customers to potential liability, which in turn could have an adverse effect on the

Company's business, results of operation and financial condition. The adoption of any such laws of regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for the Company's service or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, results or operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

In addition, numerous states have regulations regarding the manner in which "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operation of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that a state will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operation and financial condition. Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operation and financial condition. In addition, because the Company's services are accessible worldwide and the Company facilitates sales of goods to users worldwide, other jurisdictions may claims that the Company is required to qualify to do business as a foreign corporation in a particular state or foreign county. Failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to qualify and could result in the inability of the Company to enforce contract in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulation from jurisdictions whose laws do not currently apply to the Company's business could have a material adverse effect on the Company's business, results of operation and financial condition.

Research and Development Expenses

The Company has determined that the inception of the research and development stage was at the time of the TISH acquisition, February 18, 1999. Unique software has been developed during this time to enhance the Company's Internet network. In order to arrive at a reasonable figure for the capitalization of this software, it was determined when each technical employee began working on the project, and the percent of time each individual spent on development. An allocated payroll figure was obtained by figuring the percent of direct labor time of the total payroll for each individual. As of January 31, 2000, total allocated payroll of software development was $46,600, which has been capitalized as equipment. During the year ended January 31, 2000 $7,767 has been depreciated.

Costs and Effects of Compliance with Environmental Law

The company is not aware of any significant present or future impact on its business due to compliance with environmental laws.

Employees

As of January 31, 2000, the Company had eleven employees, including two in customer support, three in product development, two in sales and marketing, and four in administration and business development. The Company has never had a work stoppage, and no employees are represented under collective bargaining agreements. The Company considers its relations with its employees to be good. The

Company believes that its future success will depend in part on its continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of its senior management and key technical personnel. Competition for qualified personnel in the Company's industry and geographical location is intense, and there can be no assurance that the Company will be successful in attracting, integrating, retaining and motivating a sufficient numbers of qualified personnel to conduct its business in the future.

Additional Factors that May Affect Future Results

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones faced by the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occurs, our business, results of operation and financial condition could be materially adversely affected.

Limited Operating History Makes Evaluating The Business And Future Prospects
----------------------------------------------------------------------------
Difficult
---------

AuctionAnything.com, Inc. has a very limited operating history. The company, in its current structure, was founded in 1999. Because the operating history is so limited, it is very difficult to evaluate the business and any future prospects. The Company will confront risks and difficulties frequently encountered by companies in an early stage of commercial development in new and rapidly evolving markets. In order to overcome these risks and difficulties, the Company must, among other things: - execute the business and marketing strategy successfully; - increase the number of buyers that use the online auction services; - attract a sufficient number of suppliers to participate in the online auctions to sustain competitive auctions; - enter into long-term agreements with clients who have utilized the Company's services under initial short-term agreements; - upgrade the technology and information processing systems so that the Company can create a wider variety and greater number of online auctions; and - continue to attract, hire, motivate and retain qualified personnel. If the Company fails to achieve these objectives, it may not realize sufficient revenues or net income to succeed.

Significantly More Cash Used Than Generated
-------------------------------------------

Since inception, the Company's operating and investing activities have used more cash than they have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, the Company expects to continue to experience significant negative operating and investing cash flows for the foreseeable future. The Company may need to raise additional capital in the future to meet the operating and investing cash requirements. The Company may not be able to find additional financing, if required, on favorable terms or at all. If additional funds are raised through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock, and the stockholders may experience additional dilution to their equity ownership.

Anticipated Future Losses

AuctionAnything.com, Inc. experienced losses for the fiscal year ended January 31, 2000 as a result of the Company's efforts to invest in the actual and anticipated growth of the business. Profitability will depend on whether revenues can be increased while controlling expenses. The Company may not achieve profitability in the future, or sustain any future profitability.

Current Clients Or Prospective Clients May Establish Their Own
--------------------------------------------------------------
Business-To-Business and/or Business-To-Consumer Exchanges
----------------------------------------------------------

In recent months, many industrial companies have announced their intentions to establish their own business-to-business and/or business-to-consumer exchanges. These exchanges may provide auction functionality and other services similar to the Company's and may diminish the need for services from the

Company. It is not known, the effect that these exchanges may have on the market for online auction services, it is possible that the existence of these exchanges, or even the anticipated existence of planned exchanges, may result in the Company losing clients and revenue and may impair the Company's ability to grow the business.

Purchasers May Not Adopt The Online Auction Method Of Purchasing At Levels
--------------------------------------------------------------------------
Sufficient To Sustain The Company's Business
---------------------------------------------

Online auction services are a novel method of purchasing, which potential clients may not adopt. If not enough consumers adopt the auction method of purchasing, then the Company's business could be harmed. In order to accept the Company's method, buyers must adopt new purchasing practices that are different from their traditional practices. Moreover, buyers must be willing to rely less upon personal relationships in making purchasing decisions. The Company cannot assure the client that enough consumers will choose to adopt this method or do so at sufficient levels to sustain the business.

Clients May Not Purchase The Company's Services If Significant Savings Cannot Be
--------------------------------------------------------------------------------
Generated
---------

If the Company's online auction services increase the efficiency of any particular supply market, the future likelihood of significant savings to the clients in that market may decrease. Factors beyond control may limit the Company's ability to generate savings. If the magnitude of savings in particular product categories decreases, the Company may have difficulty in the future selling the auction services to buyers in those markets, or attracting willing suppliers in other markets, either of which will reduce revenues and net income.

The Company's Quarterly Operating Results Are Volatile And Difficult To Predict;
--------------------------------------------------------------------------------
If The Expectations Of Public Market Analysts Or Investors Fail, The Market
---------------------------------------------------------------------------
Price Of The Common Stock May Decline
-------------------------------------

The Company's quarterly operating results have varied significantly in the past and will likely vary significantly in the future. It is believed that period-to-period comparisons of the Company's results of operations are not meaningful, and should not be relied upon as indicators of future performance. The operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters. The Company's failure to meet these expectations may result in a decrease in the market price of the common stock. The Company's quarterly revenues often fluctuate because of dependence on a relatively small number of clients.

Spending On Increased Capacity Precedes The Company's Receipt Of Revenues, Which
--------------------------------------------------------------------------------
Could Cause The Gross Margins To Be Volatile
--------------------------------------------

The Company must hire personnel, acquire equipment and expand the facilities in anticipation of receiving revenues in future periods. Because many of the expenses for these activities are components of the cost of revenues, gross margins could be volatile.

The Company May Not Be Able To Adjust Spending Very Quickly; In Which Case Net
------------------------------------------------------------------------------
Income Will Be Reduced
----------------------

The Company plans to increase expenditures for the sales and marketing efforts, development of new technology, and improvement of the operational and financial systems. The historical financial information upon which the Company can base the planned operating costs and capital expenditures is very limited and may not be meaningful. Planned expense levels are relatively fixed in the short term and are based on the anticipation of future revenues. The Company may not be able to forecast revenues accurately due to limited operating history. If accurate predictions of revenues fail in relation to planned expense levels, then the Company may be unable to adjust costs in a timely manner in response to lower-than-expected revenues, and the net income will be negatively affected.

The Company May Not Be Able To Hire Or Retain Qualified Staff
-------------------------------------------------------------

If adequate qualified and skilled staff cannot be acquired and retained, the growth of the business may be limited. The ability to provide services to clients and grow the business depends, in part, on the Company's ability to attract and retain staff with college and graduate degrees as well as professional experiences that are relevant for market making, technology development and other functions that are performed. Competition for personnel with these skills is intense. Some technical job categories are under conditions of severe shortage in the United States. In addition, restrictive immigration quotas could prevent the Company from recruiting skilled staff from outside the United States. The Company may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or grow the business.

The Capacity Constraints Of Personnel And Technology Resources May Limit Growth
-------------------------------------------------------------------------------

If the Company is unable to undertake new business due to a shortage of staff or technology resources, growth will be impeded. The Company's focus is on large companies as clients. At times, these clients ask for large projects that put a strain on resources, both in terms of people and technology. At the same time, penetration of new product categories often requires that significant databases of new information be created. This, too, often requires a substantial amount of time from the market making and technical staffs. If the staff does not have the time to find and assimilate this new information, the Company may not be able to extend services to new product categories. Therefore, there may be times when opportunities for revenue growth may be limited by the capacity of internal resources rather than by the absence of market demand.

Failure To Manage Growth Could Reduce Revenues Or Net Income
------------------------------------------------------------

Rapid expansion strains the Company's infrastructure, management, internal controls and financial systems. Present growth or future expansion may not be effectively managed. The Company has recently experienced significant growth due to the change in scope. To support this growth, the majority of the Company's employees have been hired within the last year. This rapid growth has also strained the ability to integrate and properly train new employees. Inadequate integration and training of employees may result in underutilization of the Company's workforce and may reduce revenues or net income.

Other Businesses Or Technologies May Be Acquired Which Are Unable To Be
-----------------------------------------------------------------------
Integrated With The Business, Or May Impair Financial Performance
-----------------------------------------------------------------

If appropriate opportunities present themselves, additional businesses, technologies, services or products may be acquired that the Company believes are strategic, and any such acquisitions may be material in size. The Company may not be able to identify, negotiate or finance any future acquisition successfully. Even if successful in acquiring a business, technology, service or product, the Company has no experience in integrating an acquisition into the existing business. The process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of management that would otherwise be available for the ongoing development of current business. Moreover, the benefits that are anticipated from a future acquisition might not be achieved. If future acquisitions are made, shares of stock may be issued that dilute other stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might harm financial results and cause the stock price to decline. Any financing that might be needed for future acquisitions may only be available on terms that restrict the Company's business or that impose costs that reduce net income.

The Sales Cycle Is Long And Uncertain And May Not Result In Revenues; Factors
-----------------------------------------------------------------------------
Beyond Control May Affect The Decision To Purchase The Company's Services
-------------------------------------------------------------------------

The sales cycle is long, typically taking from one to six months from initial client contact until a contract is signed. Not every potential client that is solicited actually purchases services. Because a new method of purchasing is being offered, potential clients must be educated on the use and benefits of the Company's services. A significant amount of time must be invested with multiple decision makers in a prospective client's organization to sell the services. Other factors that contribute to the length and uncertainty of the sales cycle and that may reduce the likelihood that clients will purchase the Company's services include: budgeting constraints; incentive structures that do not reward decision makers for savings achieved through cost-cutting; the strength of pre-existing supplier relationships; and an aversion to new purchasing methods. If the Company is unable to enter into service agreements with clients on a consistent basis, then the business may suffer from diminished revenues.

Factors Beyond Control Could Result In Disappointing Auction Results;
---------------------------------------------------------------------
Disappointed Clients May Cancel Their Agreements
------------------------------------------------

The actual savings achieved in any given auction vary widely and depend upon many factors beyond control. These factors include: the current state of supply and demand in the supply market for the products being auctioned; the past performance of a client's purchasing organization in negotiating favorable terms with suppliers; the willingness of a sufficient number of qualified suppliers to bid for business using the Company's auction services; reductions in the number of suppliers in particular markets due to mergers, acquisitions or suppliers exiting from supply industries; and seasonal and cyclical trends that influence all industrial purchasing decision making. Because factors beyond control affect a client's perception of the value of the Company's services, clients may cancel service agreements, even if the Company has performed well. Any cancellation of service agreements may reduce revenues and net income.

Failures Of Hardware Systems Or Software Could Undermine Clients' Confidence In
-------------------------------------------------------------------------------
The Company's Reliability
-------------------------

A significant disruption in the online auction service could seriously undermine the Company's clients' confidence in the business. IBS clients hold the Company to a high standard of reliability and performance. From time to time, service interruptions during online auctions have been experienced. Circumstances beyond the Company's control may cause an interruption of service to occur in the future. During these disruptions, participants may lose their online connection or bids may not be received in a timely manner. Any interruptions in service may undermine actual and potential clients' confidence in the reliability of the business. Conducting an online auction requires the successful technical operation of an entire chain of software, hardware and telecommunications equipment. This chain includes our software, the personal computers and network connections of bidders, our network servers, operating systems, databases and networking equipment such as routers. A failure of any element in this chain can partially or completely disrupt an online auction. Some of the elements set forth above are beyond control of the Company, such as Internet connectivity and software, hardware and telecommunications equipment purchased from others. Frequent auction participants from outside North America may use older or inferior technologies, which may not operate properly. In addition, hardware and software are potentially vulnerable to interruption from power failures, telecommunications outages, network service outages and disruptions, natural disasters, and vandalism and other misconduct. Business interruption insurance would not compensate the Company fully for any losses that may result from these disruptions.

The Loss Of Key Executives Would Disrupt Business
-------------------------------------------------

The loss of any member of key management team would significantly disrupt the Company's business. The leadership and vision of key members of the senior management team, including: Martin M. Meads, Chief Executive Officer; Raymond J. Hotaling, President and Dennis A. Kurir, CEO Emeritus is considered critical to the Company's success. Messrs. Hotaling and Kurir created North Orlando Sports Promotions, and they and Mr. Meads have been instrumental in the management and growth of AuctionAnything.com, Inc. The loss of any of these executives could disrupt the Company's growth or result in lost revenues or a decrease in net income.

If Technology Is Not Continually Improved, The Business Will Suffer
-------------------------------------------------------------------

The Company's services and the business-to-business and business-to-consumer electronic commerce markets are characterized by rapidly changing technologies and frequent new product and service introductions. The Company may fail to introduce new online auction technology on a timely basis or at all. If the company fails to introduce new technology or to improve existing technology in response to industry developments, clients could experience frustration that could lead to a loss of revenues. The Company's online auction technology is complex, and accordingly may contain undetected errors or defects that cannot be fixed. In the past, software errors have been discovered in new versions of our software after their release. Reduced market acceptance of the Company's services or software due to errors or defects in technology would harm the business by reducing revenues.

If Clients' Confidential Information Is Not Adequately Maintained, The Company's
--------------------------------------------------------------------------------
Reputation Could Be Harmed And Could Incur Legal Liability
----------------------------------------------------------

Any breach of security relating to the Company's clients' confidential information could result in legal liability for the Company and a reduction in use or cancellation of IBS online auction services, either of which could materially harm the business. Company personnel receive highly confidential information from buyers and suppliers that is stored in Company files and on Company computer systems. However, current security procedures to protect against the risk of inadvertent disclosure or intentional breaches of security might fail to adequately protect information that the Company is obligated to keep confidential. The Company may not be successful in adopting more effective systems for maintaining confidential information, so exposure to the risk of disclosure of the confidential information of others may grow with increases in the amount of information in the Company's possession. If the Company fails to adequately maintain clients' confidential information, some clients could end their business relationships and the Company could be subject to legal liability.

The Market For Business-To-Business And Business-To-Consumer Electronic Commerce
--------------------------------------------------------------------------------
Products And Services Is Intensely Competitive
----------------------------------------------

As one of a number of companies providing services or products to the market for business-to-business and business-to-consumer electronic commerce, the Company faces the risk that existing and potential clients may choose to purchase competitors' services. If they do, then revenues and net income will be reduced. For a more detailed discussion of the competitive environment, please see "Business--Competition".

Business Will Suffer If Prospective Clients Do Not Accept Electronic Commerce
-----------------------------------------------------------------------------
And The Internet As A Means Of Purchasing
-----------------------------------------

IBS online auction services depend on the increased acceptance and use of the Internet as a medium of commerce. The Company's business will suffer if potential clients do not accept electronic commerce and the Internet as a means of purchasing. Business-to-business and business-to-consumer electronic commerce is a new and emerging business practice that remains largely untested in the marketplace. Rapid growth in the use of the Internet and electronic commerce is a recent phenomenon. As a result, acceptance and use may not continue to develop at recent rates and a sufficiently broad base of business clients may not adopt or continue to use the Internet as a medium of commerce. Demand for and market acceptance of services and products recently introduced over the Internet are subject to a high level of uncertainty, and few proven services and products yet exist. Electronic commerce may not prove to be a viable medium for business-to-business purchasing for the following reasons, any of which could seriously harm the business: - the necessary infrastructure for Internet communications may not develop adequately; - buyer clients and suppliers may have security and confidentiality concerns; - complementary products, such as high-speed modems and high-speed communication lines, may not be developed; - alternative purchasing solutions may be implemented; - buyers may dislike a reduction in the human contact that traditional purchasing methods provide; - use of the Internet and other online services may not continue to increase or may increase more slowly than expected; - the development or adoption of new standards and protocols may be delayed; and - new and burdensome governmental regulations may be imposed.

Security Risks And Concerns May Deter The Use Of The Internet For Conducting
----------------------------------------------------------------------------
Commerce
--------

Concern about the security of the transmission of confidential information over public networks is a significant barrier to electronic commerce and communication. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of Internet security systems that protect proprietary information. If any well-publicized compromises of security were to occur, they could substantially reduce the use of the Internet for commerce and communications. Anyone who circumvents the Company's security measures could misappropriate proprietary information or cause interruptions in services or operations. The Company's activities involve the storage and transmission of proprietary information, such as confidential buyer and supplier specifications. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into the Company's systems or those of the clients or suppliers, which could disrupt online auction technology or make it inaccessible to IBS clients or suppliers. The Company may be required to expend significant capital and other resources to protect against the threat of, or to alleviate problems caused by, security breaches and the introduction of computer viruses. The Company's security measures may be inadequate to prevent security breaches or combat the introduction of computer viruses, either of which may result in loss of data, increased operating costs, litigation and possible liability.

Intellectual Property Must Be Adequately Protected Or Competitors May Be Able To
--------------------------------------------------------------------------------
Duplicate The Company's Services
--------------------------------

The Company relies in part upon proprietary technology to conduct auctions. The Company's failure to adequately protect intellectual property rights could harm the business by making it easier for competitors to duplicate its IBS services. The Company has also obtained certain marks, domain names and logos, but these protections may not be adequate. Although it is a requirement for each employee to enter into a confidentiality agreement, these agreements may not satisfactorily safeguard the intellectual property against unauthorized disclosure. AuctionAnything.com, Inc. cannot be certain that third parties will not infringe or misappropriate the Company's proprietary rights or that third parties will not independently develop similar proprietary information. Any infringement, misappropriation or independent development could harm future financial results. In addition, effective patent, trademark, copyright and trade secret protection may not be available in every country where online auction services are provided. The Company may, at times, have to incur significant legal costs and spend time defending trademarks and copyrights. Any defense efforts, whether successful or not, would divert both time and resources from the operation and growth of the business. There is also significant uncertainty regarding the applicability to the Internet of existing laws regarding matters such as property ownership, patents, copyrights and other intellectual property rights. Legislatures adopted the vast majority of these laws prior to the advent of the Internet and, as a result, these laws do not contemplate or address the unique issues of the Internet and related technologies. It cannot be certain what laws and regulations may ultimately affect the business or intellectual property rights.

Others May Assert That The Company's Technology Infringes Their Intellectual
----------------------------------------------------------------------------
Property Rights
---------------

AuctionAnything.com, Inc. does not believe that any infringement is made on the proprietary rights of others, and to date, no third parties have notified the Company of infringement, but the Company may be subject to infringement claims in the future. The defense of any claims of infringement made against the Company by third parties could involve significant legal costs and require management to divert time from the business operations. Either of these consequences of an infringement claim could have a material adverse effect on operating results. If the Company is unsuccessful in defending any claims of infringement, the Company may be forced to obtain licenses or to pay royalties to continue to use the technology. Necessary licenses may not be obtainable on commercially reasonable terms or at all. If the Company fails to obtain necessary licenses or other rights, or if these licenses are too costly, operating results may suffer either from reductions in revenues through the inability to serve clients or from increases in costs to license third-party technology.

Others May Refuse To License Important Technology To The Company Or May Increase
--------------------------------------------------------------------------------
The Fees They Charge For This Technology
----------------------------------------

The Company relies on third parties to provide some software and hardware, for which fees are paid. This software has been readily available, and to date no significant fees have been paid for its use. These third parties may increase their fees significantly or refuse to license their software or provide their hardware to the Company. While other vendors may provide the same or similar technology, it cannot be certain that the required technology can be obtained on favorable terms, if at all. If the required technology is unable to be obtained at a reasonable cost, growth prospects and operating results may be harmed through impairment of the Company's ability to conduct business or through increased cost.

Future Government Regulation Of The Internet And Online Auctions May Add To
---------------------------------------------------------------------------
Operating Costs
---------------

Like many Internet-based businesses, AuctionAnything.com, Inc. operates in an environment of tremendous uncertainty as to potential government regulation. The Company believes that it is not currently subject to direct regulation of online commerce, other than regulations applicable to businesses generally. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, because the Company's services are offered worldwide and facilitate sales of goods to clients globally, foreign jurisdictions may claim requirements are needed to comply with their laws. Any future regulation may have a negative impact on the business by restricting the method of operation or imposing additional costs. As an Internet company, it is unclear in which jurisdictions business is actually being conducted. The failure to qualify to do business in a required jurisdiction could subject the Company to fines or penalties and could result in the inability to enforce contracts in that jurisdiction. Numerous jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers. The Company does not believe that these laws and regulations, which were enacted for consumer protection many years ago, apply to online auction services. However, one or more jurisdictions may attempt to impose these laws and regulations on the operations in the future.

The Company May Become Subject To Certain Sales And Other Taxes That Could
--------------------------------------------------------------------------
Adversely Affect Business
-------------------------

The imposition of sales, value-added or similar taxes could diminish the competitiveness and harm the Company's business. IBS clients are large purchasing organizations that typically manage and pay their own sales and use taxes. However, sales tax collection obligations may be required in the future.

The Stock Price Is Volatile, Which Could Result In Substantial Losses For
--------------------------------------------------------------------------
Stockholders
------------

The market price for the Company's common stock is highly volatile and subject to wide fluctuations in response to the risks described above and many other factors, some of which are beyond control. The market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet have generally proven to be highly volatile, and particularly so in recent periods.

Substantial Sales Of Common Stock In The Future Could Cause The Stock Price To Fall

Most of the outstanding shares are currently restricted from resale, but some may be sold into the market in the near future. Sales of these shares into the market could cause the market price of the common stock to drop significantly, even if the business is doing well. The Company is unaware of any pending plans for previously restricted share sales.

Item 2 - Description of Property

Office Space

The Company leases approximately 1061 square feet of office space at 35 West Pine Street, Suites 211, 226 and 227, Orlando, Florida 32801. Suites 211 and 226 are renting at the current rate of $769.37 per month and Suite 211 rents at the current rate of $208.98. The lease on Suite 226 and 227 is for two years ending May 9, 2001 and the lease for Suite 211 expires August 31, 2000, but the lease is renewable at the Company's option for an additional one year. Currently, the facility is adequate for the Company's operations.

Other

The Company owns various computer equipment, telecommunications equipment, furniture and office machinery at its location in Orlando, Florida.

Item 3 - Legal Proceedings

The Company is not involved in any pending legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2000, through the solicitation of proxies or otherwise.

                                     Part II

Item 5 - Market for Common Equity and Related Stockholders Matters

As of January 31, 2000, the Company had 28,321,946 shares of Common Stock issued and outstanding with a par value of $0.001 per share. According to the records of the Company's transfer agent, Olde Monmouth Stock Transfer Co., Inc., a total of 4,308,813 of those shares were freely tradable over the counter. On March 9, 2000 the Company's stock was temporarily removed from the OTC Bulletin Board for not completely clearing comments with the SEC with respect to its filed registration statement on Form 10-SB.

The Common Stock of the Company has been traded on the over-the-counter market since September 1998, initially under the symbol, LWTN. The stock began trading under the symbol, UBUY, on March 22, 1999. The high and low bid prices each fiscal quarter, in fraction and decimal form, since the third quarter of 1998 are as follows:

                                            1998
                                      ----------------
                               High                      Low
                               ----                      ---
3rd Quarter 1998           4/43 (0.093)              4/43 (0.093)

4th Quarter 1998           4/43 (0.093)              4/43 (0.093)

                                            1999
                                      ----------------
                               High                      Low
                               ----                      ---

1st Quarter 1999           2-23/32 (2.71875)         4/43 (0.093)

2nd Quarter 1999           3 (3.000)                 3/4(0.75)

3rd Quarter 1999           1-11/32 (1.34375)         15/32 (0.46875)

4th Quarter 1999           31/32 (0.96875)           1/8 (0.125)


Note: The Company's fiscal year end is January 31, therefore, the end of the first quarter is April 30, the end of the second quarter is July 31, and the end of the third quarter is October 31.

The quotations above reflect inter-dealer prices, without retail markup, mark down or commission, and may not represent actual transactions.

As of January 31, 2000 the Company had 62 Shareholders on record of its Common Stock. The Company has not previously paid cash dividends on its Common Stock. The payment of cash dividends from current earnings is not prohibited by any agreements to which the Company is a party, but is subject to the discretion of the Board of Directors and will be dependent upon many factors, including the Company's earnings, its capital needs and its general financial condition. The Company currently does not intend to pursue a policy of payment of dividends, but rather to utilize any excess proceeds to finance the development and expansion of its business.

Recent Sales of Unregistered Securities

On or about February 18, 1999, the Company concluded a private offering of securities in reliance upon the exemption from registration requirements provided by Rule 504, promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company sold one million units to 18 investors at the offering price of $0.10 per unit, and each unit consisted of one share of Common Stock, par value $0.001 per share, and one stock purchase warrant. Each warrant entitled the holder thereof to purchase three additional shares of Common Stock at a purchase price of $0.30 per share. Consequently, the total offering price was $100,000, and an additional $900,000 would be received upon the exercise of all of the warrants. No underwriting discounts or commissions were paid. The warrants were exercisable by the holder at any time upon the payment of the exercise price and a transfer agent fee of $25.00, until the expiration of the warrant May 31, 1999. In addition, the Company could call a warrant if the Common Stock traded at or above a $5.00 reported closing bid or trade price for 10 consecutive trading days, upon 15 days' written notice to the warrant holder of the Company's intention to do so, if the warrant holder shall not have exercised the warrant prior to the end of such 15-day notice period.

Each investor in the offering executed a subscription agreement in which such investor represented, among other thing, that he, she or it was an accredited investor, as such term is defined in the Securities Act. In conducting the offering, the Company utilized an offering document that disclosed the terms of the offering and securities offered, as well as information about the Company. It should be noted that the offering was conducted and concluded by the Company's previous management prior to the acquisition transaction by which the current controlling shareholders of the Company obtained control of the Company. The current controlling shareholders, in connection with the acquisition transaction, received assurance, in the form of representations and warranties, that the offering was properly conducted in accordance with the requirements of Rule 504 and applicable state securities laws.

The exemption under Rule 504 is available to any issuer that is not a reporting company pursuant to Section 13 or Section 15(d) or the Securities Exchange Act of 1934, as amended, or not a development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person. Rule 504 allows companies to sell up to $1,000,000 of its securities within a 12-month period in an exempt transaction to an unlimited number of investors without regard to the investment sophistication of the investor. In the registration provisions, which require the delivery of a prospectus before sale, there was no restriction on resale of the securities by investors. Thus, the Common Stock issued under the Rule 504 exemption was "free-trading" and not restricted under federal law. Rule 504 was amended effective April 7, 1999, subsequent to the completion of the offering, and stock sold pursuant to that exemption would now be restricted and not "free-trading".

Since the closing of the offering and the aforementioned acquisition transaction, all of the holders of the stock purchase warrants sold during the offering have exercised such warrants, resulting in the issuance of an additional three million shares of Common Stock at the warrant exercise price of $0.30 per share. Most of the shares of Common Stock issued pursuant to the warrant exercises were issued as "free-trading"; however, 40,000 of such shares of Common Stock were issued as restricted stock because the warrant holder exercised his warrant subsequent to April 6, 1999, the effective date of the amendment of Rule 504.

Item 6 - Management's Discussion and Analysis or Plan of Operations

Important Considerations Related to Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that involve certain risks and uncertainties. These forward-looking statements include the plans and objectives of management for future operations relating to the products and future economic performance of the Company.

The forward-looking statements are based on assumptions that the Company will continue to market its products and services competitively. The forward- looking statements are also based upon assumptions that (i) competitive conditions within the Internet auction business will not change materially or adversely;
(ii) demand for business-to-business and business-to-consumer hosted auction and E-commerce sites will grow; and (iii) the market will accept the Company's new products and services. Assumptions relating to the foregoing are difficult or impossible to predict accurately and many are beyond the control of the Company. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

General

AuctionAnything.com, Inc. (the "Company") operates a variety of internet-related services. Currently, the Company has three main revenue generating operations, which are provided collectively by AuctionAnything.com, Inc. and North Orlando Sports Promotions, Inc. ("NOSP"), a wholly owned subsidiary of AuctionAnything.com, Inc.: 1) Internet Business Solutions (IBS): a service which establishes and hosts auction and/or E-commerce web sites for other businesses and organizations primarily in both the business-to-business and business-to-consumer markets; 2) Two company owned and maintained auction/E-commerce web sites (www.SportsAuction.com and www.AutographAuctions.com) from which the Company sells its own inventory (collectibles, memorabilia, photos, sports cards, etc.) and allows online person-to-person "electronic consignment" from which the Company derives commission fees; and 3) an Internet service provider (ISP) service, known as Tish.net.

The Company intends to focus its business development efforts on its Internet Business Solutions (IBS) suite of products and anticipates that its sales of company owned inventory and Internet service (ISP) will significantly diminish in the Company's 2000 fiscal year.

The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. The Company's historical results of operations are not necessarily indicative of future results.

Selected Balance Sheet Items
----------------------------

As noted above, the Company raised approximately $925,000 in capital through a private placement of securities. That transaction had a significant impact on certain balance sheet accounts and the effects are described below. The following is a description of the private offering, the subsequent acquisition transaction with the shareholders of NOSP, and the unrelated prior transaction between NOSP and The Information SuperHighway Corporation.

On or about February 18, 1999, the Company concluded a private offering of securities in reliance upon the exemption from registration requirements provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company sold one million units to 18 investors at the offering price of $0.10 per unit, and each unit consisted of one share of Common Stock and one stock purchase warrant. Each warrant entitled the holder thereof to purchase three additional shares of Common Stock at a purchase price of $0.30 per share. Consequently, the total offering price was $100,000, and an additional $900,000 would be received upon the exercise of all of the warrants. No underwriting discounts or commissions were paid. The warrants were exercisable by the holder at any time upon the payment of the exercise price and a transfer agent fee of $25.00, until the expiration of the warrant on May 31, 1999. In addition, the Company could call a warrant under certain circumstances. The form of the stock purchase warrant issued to the purchasers thereof is attached hereto as an exhibit.

Each investor in the offering executed a subscription agreement in which such investor represented, among other things, that he, she or it was an accredited investor, as such term is defined in the Securities Act. In conducting the offering, the Company utilized an offering document that disclosed the terms of the offering and the securities offered, as well as information about the Company. It should be noted that the offering was conducted and concluded by the Company's previous management prior to the acquisition transaction by which the current controlling shareholders of the Company obtained control of the Company. The current controlling shareholders, in connection with the acquisition transaction, received assurances, in the form of representations and warranties, that the offering was properly conducted in accordance with the requirements of Rule 504 and applicable state securities laws.

As stated above, the Company's offering of securities included the sale of one million warrants, each of which could be exercised to purchase three shares of the Company's Common Stock at $0.30 per share. The first warrant exercise occurred on or about March 23, 1999, and the final warrant exercise occurred on or about April 20, 1999. All three million shares of Common Stock subject to the warrants were sold, resulting in additional gross proceeds to the Company of $900,000. Of the three million shares of Common Stock issued by the Company pursuant to the warrant exercises, 2,960,000 shares were issued free of resale restrictions in accordance with Rule 504 as then in effect. Because Rule 504 was amended effective April 7, 1999, the one warrant exercise that occurred subsequent to April 6, 1999, pursuant to which the warrant holder purchased 40,000 shares of Common Stock, resulted in the issuance of restricted Common Stock to that purchaser.

The Company's offering of securities under Rule 504 was undertaken in order to raise capital for the Company's operations. The Company has used the $900,000 in gross proceeds from warrant exercises for working capital and general corporate purposes, including, but not limited to, the hiring of additional workers, payment of significant legal, accounting and insurance professional fees, advertising and marketing, additional equipment and supplies, rent, telephone and data line expenses and other miscellaneous expenses.

On March 10, 1999, the Company closed a transaction by which it acquired 100% of the outstanding capital stock of North Orlando Sports Promotions, Inc., a privately held Florida corporation ("NOSP"), from the shareholders of NOSP. As consideration for that acquisition, the Company issued 24,003,133 shares of its Common Stock, which amounted to approximately 85% of the Company's outstanding Common Stock, to the three former shareholders of NOSP. In connection with the transaction, the Company adopted the name, "AuctionAnything.com, Inc.," in order to reflect more accurately its new core business.

Also, concurrently with the execution of the acquisition agreement pursuant to which the Company acquired NOSP, the Company sold most of its assets to its major shareholder, director and president, Joel E. Cavalier, in exchange for his assignment to the Company of 747,116 shares of Common Stock and his assumption of all of the Company's liabilities. Consequently, as of the closing of the acquisition transaction with the shareholders of NOSP, the Company had assets of $25,000 in cash, no liabilities, and outstanding warrants that, if exercised, would result in an additional $900,000 of capital to the Company. At the Closing of the acquisition transaction, the Company's directors and officers resigned, and the Company elected a new management team consisting of the three former shareholders of NOSP, who are experienced in providing Internet auctions.

On February 18, 1999, prior to the acquisition transaction by which the Company acquired North Orlando Sports Promotions, Inc., NOSP closed a transaction by which it acquired substantially all of the assets, and assumed certain liabilities, of The Information SuperHighway Corporation, a Florida corporation ("TISH"), in exchange for 208 1/3 shares of the common stock of NOSP. TISH was wholly owned by Martin M. Meads, who also served as the President and as a director of TISH, and Mr. Meads became the beneficial owner, by distribution from TISH, of the shares of stock in NOSP received by TISH in that transaction. The combination of the operations of NOSP and TISH was contemplated by the shareholders of NOSP and Mr. Meads for many months prior to the closing of the transaction, and that transaction was independent of the subsequent transaction by which the shareholders of NOSP, including Mr. Meads, acquired control of the Company. In that subsequent acquisition transaction, Mr. Meads' 208 1/3 shares of stock in NOSP were acquired by the Company for 7,059,745 shares of the Company's Common Stock.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents decreased from $3,506 at December 31, 1998 to $2,804 at January 31, 1999. This change resulted primarily from an increase in expenses during the month of January 1999. Cash and cash equivalents increased from $2,804 at January 31, 1999 to $144,011 at January 31, 2000. This increase resulted primarily from the cash generated in the Company's private placement of securities, which is described above.

Accounts Receivable
-------------------

Accounts receivable decreased from $1,983 at December 31, 1998 to $0 at January 31, 1999. This decrease was due to the Company taking a write off, as this amount was uncollectible. Accounts receivable increased from $0 at January 31, 1999 to $6,288 at January 31, 2000. This increase resulted from increased sales volumes.

Inventory
---------

Inventory increased from $39,886 at December 31, 1998 to $44,002 at January 31, 1999. This change resulted principally from additional purchases of sports and celebrity memorabilia for auction during this period. Inventory increased from $44,002 at January 31, 1999 to $58,077 at January 31, 2000. This increase resulted from inventory purchases made throughout 1999 to sustain sales.

Other Assets
------------

Other assets increased from $0 at December 31, 1998 and January 31, 1999, to $18,041 at January 31, 2000. This change resulted principally from prepaid expenses entered as a result of the additional financial burdens placed on the Company as a consequence of its public status.

Prepaid expenses are summarized as follows:

         Prepaid Insurance                  $18,003
         Other Prepaid Expenses             $    38

Due from Related Parties
------------------------

Due from related parties decreased from $6,988 at December 31, 1998 to $253 at January 31, 1999. This decrease resulted primarily due to the Company forgiving the receivable and incurring a corresponding charge to salaries and employee benefits during this period. Due from related parties increased from $253 at January 31, 1999 to $3,487 at January 31, 2000. This increase resulted from additional expenses incurred by Company officers.

Equipment
---------

Equipment decreased from $8,082 at December 31, 1998 to $7,681 at January 31, 1999. This change resulted from depreciation recorded during January 1999. Equipment increased from $7,681 at January 31, 1999 to $78,467 at January 31, 2000. The change resulted primarily from the capitalization of software, and also to the acquisition of computer equipment, and the acquisition of Tish.net previously described.

Goodwill
--------

Goodwill increased from $0 at December 31, 1998 and January 31, 1999 to $139,931 at January 31, 2000 due to the TISH acquisition in 1999. Total goodwill of $201,500 was generated and the Company amortized $61,569 during the year ended January 31, 2000. The Company is amortizing goodwill over three-years on a straight-line basis.

Accounts Payable and Accrued Expenses
-------------------------------------

Accounts payable and accrued expenses decreased from $20,733 at December 31, 1998 to $14,230 at January 31, 1999. This decrease resulted primarily from payments made throughout the month of January. Accounts payable and accrued expenses increased from $14,230 at January 31, 1999 to $31,153 at January 31, 2000. This change resulted primarily due to increased payroll expenses as a result of the increased number of employees of the Company and the growth of other overhead costs.

Unearned Revenue
----------------

Unearned revenue increased from $0 at December 31, 1998 and January 31, 1999 to $3,000 at January 31, 2000. This increase was due to IBS client deposits collected yet not recognized as revenue as of January 31, 2000.

Due to Related Parties
----------------------

Due to related parties decreased from $34,304 at December 31, 1998 and January 31, 1999 to $0 at January 31, 2000. This change resulted from payment of the outstanding loans by the Company during 1999.

Common Stock and Additional Paid-In Capital
-------------------------------------------

Common stock and additional paid-in capital increased from $500 and $72,500 respectively at December 31, 1998 and January 31, 1999 to $28,239 and $1,181,553 respectively at January 31, 2000. This change resulted principally from the private placement of securities in February, March and April 1999 and the TISH acquisition, mentioned above.

Results of Operations Fiscal Year ended January 31, 2000 to Year Ended December 31, 1998

Auction Sales
-------------

Auction sales increased from $399,392 during the year ended December 31, 1998 to $519,033 during the fiscal year ended January 31, 2000. This increase resulted principally from increased volume of transactions caused by increased visitation to the Company's Internet site by potential customers.

Internet Service Revenue
-------------------------

Internet service revenue increased from $0 for the year ended December 31, 1998 to $71,754 during the fiscal year ended January 31, 2000. This increase resulted from the 1999 acquisition of Tish.net, previously described.

Internet Business Solutions
---------------------------

Internet business solutions revenue increased from $0 for the year ended December 31, 1998 to $8,685 for the fiscal year ended January 31, 2000. This increase resulted primarily from the introduction of the Internet Business Solution portion of the business in 1999.

Commission Income
-----------------

Commission income decreased from $10,031 for the year ended December 31, 1998 to $4,015 for the fiscal year ended January 31, 2000. This decrease resulted primarily because the Company discontinued consignment sales in July 1999.

Cost of Sales and Cost of Internet Connections
----------------------------------------------

Cost of sales increased from $290,511 during the year ended December 31, 1998 to $514,268 during the fiscal year ended January 31, 2000. This increase resulted from increased sales and inventory purchases volume in 1999 over 1998 and the addition of TISH.net Internet service clients in 1999, which necessitated the addition of communication lines. Cost of goods sold as a percentage of auction sales and internet service revenue increased from 72% during the year ended December 31, 1998 to 87% during the fiscal year ended January 31, 2000. This increase is due to the increase of items offered for sale, which diluted the bidding process and reduced margins during the period.

Operating Expenses
------------------

Operating expenses increased from $125,934 for the year ended December 31, 1998 to $745,544 for the fiscal year ended January 31, 2000. This increase resulted principally from the increase in salaries and employee benefits from $55,068 in 1998 to $410,743 in the fiscal year ended January 31, 2000. As of December 31, 1998 the company had four employees. As of January 31, 2000, the number of employees had increased to eleven. In addition, the salary paid to the officers increased during the year ended January 31, 2000 to compensate for the additional burdens of running a public company. Professional fees increased from $4,167 for the year ended December 31, 1998 to $120,345 for the fiscal year ended January 31, 2000. Advertising fees increased from $1,058 for the year ended December 31, 1998 to $75,647 for the fiscal year ended January 31, 2000 and Insurance expense increased from $1,984 for the year ended December 31, 1998 to $37,566 for the fiscal year ended January 31, 2000. All of these increases are due to the growth and public status of the Company.

Other Income
------------

Other income increased from $0 at the year ended December 31, 1998 to $12,856 for the fiscal year end January 31, 2000. This increase was the result of Company funds deposited in interest bearing checking accounts.

Depreciation and Amortization Expense
-------------------------------------

Depreciation expense increased from $7,067 for the year ended December 31, 1998 to $22,350 for the fiscal year ended January 31, 2000. This increase resulted principally due to the increase in depreciable assets. Amortization expense increased from $0 in December 31, 1998 to $61,569 for the fiscal year ended January 31, 2000 due to the NOSP acquisition of TISH in 1999.

Interest
--------

Interest expense decreased from $3,167 for the year ended December 31, 1998 to $1,461 for the fiscal year ended January 31, 2000. This decrease resulted principally due to the payment in March 1999 of the amount due to related parties, which bore interest.

Risks Associated with the Year 2000
-----------------------------------

As of the date of filing, the Company has not realized any adverse effects from the Year 2000 roll over.

Item 7 - Financial Statements

         See Pages F-1 through F-11

Item 8 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following presents directors, executive officers, promoters and control persons of the Company as of January 31, 2000

Name                      Age   Title                             Term of Office
--------------------------------------------------------------------------------
Martin M. Meads           38    Chief Executive Officer            Indefinite
                                 Treasurer                         Indefinite
                                 Director                          1 Year

Raymond J. Hotaling III   33    President                          Indefinite
                                 Secretary                         Indefinite
                                 Director                          1 Year

Dennis A. Kurir           53    Chief Executive Officer Emeritus   Indefinite
                                Director                           1 Year


Martin M. Meads is the Company's Chief Executive Officer and Treasurer and is a Director of the Company. Mr. Meads also serves as the Vice President and Treasurer of NOSP, a position he has held since February 18, 1999. Prior to March 1999, Mr. Meads served as the President of The Information SuperHighway Corporation ("TISH"), an Orlando, Florida based Internet Service Provider (ISP) since June 1995. Mr. Meads was a senior systems engineer at Coleman Research Corporation between September 1992, and April 1996. Mr. Meads holds B.S. and M.S. degrees in electrical engineering from Michigan Technological University and also holds a M.S. degree in electro-optics from the University of Central Florida.

Raymond J. Hotaling III has been President, Secretary and Director of the Company since March 10, 1999. He also serves as the President and Secretary of the Company's wholly-owned subsidiary, North Orlando Sports Promotions, Inc. Mr. Hotaling has been the President of NOSP since its incorporation in 1995, and he has been responsible for its day- to-day operations, including the design, development and marketing of the corporate web site and Internet auction system, as well as daily accounting functions. From 1993 to 1995, Mr. Hotaling was a materials engineer with Matrix Composites, Inc. He also served as Flight Crew Systems Engineer with Lockheed Space Operations Company from 1990 to 1993. Mr. Hotaling attended the State University of New York at Binghamton from 1984 to 1986 and graduated from the Florida Institute of Technology in 1989 with a B.S. in mechanical engineering.

Dennis A. Kurir is the Company's Chief Executive Officer Emeritus and is a Director of the Company. He previously served as the Company's Chief Executive Officer until February 9, 2000. He also serves as the Chief Executive Officer of NOSP, a position that he has held since 1995. From 1994 to 1995, Mr. Kurir served as the Orlando Print Show Manager, the North Florida Vice President of Operations and then the Membership Director of the Printing Association of Florida. Mr. Kurir graduated from Michigan Technological University in 1967 with a B.S. in biological sciences. In 1971, after service in the United States Army during the Vietnam War, he earned his M.B.A. from Michigan Technological University.

As of January 31, 2000, there were no family relationships among the directors and executive officers. Further, to the knowledge of Management, no director, executive officer, promoter or control person has been involved in any legal proceedings during the past five years that are material to an evaluation of the ability or integrity of such director, person nominated to become a director, executive officer, promoter or control person of the Company. None of the individuals listed in this Item 9 has had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of such bankruptcy, if any, or within two years prior to that time. No director, executive officer, promoter or control person was or has been convicted in a criminal proceeding or is subject to a pending criminal proceeding or subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, borrowing, or otherwise limiting his or her involvement in any type of business, securities or banking activities. No director, executive officer, promoter or control person has been found by a court of competent jurisdiction in a civil action to have violated federal or state securities or commodities laws.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Due to the effectiveness of the Company's registration statement on Form 10-SB by operation of law on December 27, 1999, Raymond J. Hotaling III, Dennis A. Kurir, and Martin M. Meads were each required to file Initial Statements of Beneficial Ownership of Securities on Form 3 and had not done so by January 31, 2000.

Item 10 - Executive Compensation

The following table sets forth the compensation paid during the last fiscal year to the officers of the Company. Due to the change of control of the Company that occurred on March 10, 1999, the information provided below reflects compensation paid after this date through the end of the fiscal year January 31, 2000. All of the current executive officers of the Company have served since March 10, 1999.

                                          Annual Compensation                     Long-term Compensation
                                ----------------------------------------------------------------------------------------------------
                                                                                    Award               Payouts
                                ----------------------------------------------------------------------------------------------------
                                                                                        Securities
                                                                           Restricted   underlying       LTIP           ALL
                                                                             Stock       options/       Payouts        Other
Name & Principle Position (a)  Year (b)  Salary (c)  Bonus (d)   Total     Awards (f)  SARs (#) (g)     ($)(h)     Compensation (i)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Martin M. Meads, CEO            99       64,163        -        64,163       - 0 -       - 0 -          - 0 -           - 0 -

------------------------------------------------------------------------------------------------------------------------------------
Raymond J. Hotaling, President  99       70,000      1,000      71,000       - 0 -       - 0 -          - 0 -           - 0 -

------------------------------------------------------------------------------------------------------------------------------------
Dennis A. Kurir, CEO Emeritus   99       70,701        -        70,701       - 0 -       - 0 -          - 0 -           - 0 -

------------------------------------------------------------------------------------------------------------------------------------

Employment Contracts

As of January 31, 2000 there are no existing employment contracts.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

(a) The following individuals hold five percent (5%) or more of the outstanding voting stock of the Company. No other individual or any group is known to the Company to be the beneficial owner of more that five percent (5%) of any class of the Company's voting securities.

Title of Class             Name and Address             Amount and Nature            % of
                           of Beneficial Owner          of Beneficial Owner          Class
-------------------------------------------------------------------------------------------
                           Raymond J. Hotaling
Common Stock               35 West Pine St. Ste. 227    8,471,694 owned directly      29.9%
                           Orlando, FL  32801

                           Dennis A. Kurir
Common Stock               35 West Pine St. Ste. 227    8,471,694 owned directly      29.9%
                           Orlando, FL  32801

                           Martin M. Meads
Common Stock               35 West Pine St. Ste.227     7,059,745 owned directly      24.9%
                           Orlando, FL  32801


(b) As of January 31, 2000 all management shareholders of record are shown above in (a). The number of shares of Common Stock owned by all officers and directors as a group is 24,003,133 shares, or 84.75% of the outstanding shares of Common Stock.

(c) Management knows of no arrangements that may result in a change of control of the Company.


Item 12 - Certain Relationships and Related Transactions

On February 18, 1999, prior to the acquisition transaction by which the Company acquired North Orlando Sports Promotions, Inc., NOSP acquired substantially all of the assets, and assumed certain liabilities of, The Information SuperHighway Corporation ("TISH"), a Florida corporation, in exchange for 208 1/3 shares of the common stock of NOSP. TISH was wholly owned by Martin M. Meads, who also served as the President and as a Director of TISH, and Mr. Meads was ultimately beneficial owner of the shares of stock in NOSP received by TISH in that transaction. Subsequent to that transaction, Mr. Meads became the Vice President and Treasurer of NOSP, and he now also serves as the CEO, Treasurer and a Director of the Company, positions he has held subsequent to the Company's acquisition of NOSP on March 10, 1999. In that acquisition transaction, Mr. Meads' 208 1/3 shares of stock in NOSP were acquired by the Company for 7,059,745 shares of the Company's Common Stock.

Item 13 - Exhibits and Reports on Form 8-K

         (a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No.                Exhibit
         ----------                 -------

            3.1 Certificate of Incorporation of the Company and all Amendments thereto (filed as Exhibit
                                    2.1 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

            3.2 Bylaws of the Company (filed as Exhibit 2.2 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

            4.1 Article Fourth of the Certificate of Incorporation of the Company, as amended (filed as part of Exhibit 2.1 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

            4.2 Articles II, V and VI of the Bylaws of the Company (filed as part of Exhibit 2.1 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

           10.1 Office Lease dated May 10, 1999, between the Company and Tradewinds Office Building (filed as Exhibit 6.1 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

           10.2 Acquisition Agreement dated February 18, 1999, among the Company, North Orlando Sports Promotions, Inc., and the Shareholders of North Orlando Sports Promotions, Inc. (filed as Exhibit 6.2 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

           10.3 Asset Purchase Agreement dated February 18, 1999, between North Orlando Sports Promotions, Inc., and The Information SuperHighway Corporation (filed as Exhibit
                                    6.3 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

           10.4 Form of Stock Purchase Warrant dated March 17, 1999 (filed as Exhibit 6.4 to registration statement on Form 10-SB/A on January 18, 2000, and incorporated herein by reference)

           11 Statement re: computation of per share earnings (included in financial statements in Part II, Item 7, hereof)

           21                       Subsidiaries of the registrant (filed
                                    herewith)

           27                       Financial Data Schedule (filed herewith)



    (b)  Reports on Form 8-K

The Company filed NO reports on Form 8-K during the last quarter of the fiscal year ENDED January 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUCTIONANYTHING.COM, INC.



By: /s/ Martin M. Meads
    -------------------------------
       Martin M. Meads, CEO

Date: April 28, 2000



In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                           Title                             Date
---------                            -----                            ----

/s/ Martin M.Meads                 Chief Executive Officer,       April 28, 2000
------------------------------     Treasurer & Director
Martin M. Meads



/s/ Raymond J. Hotaling III        President, Secretary           April 28, 2000
------------------------------     & Director
Raymond J. Hotaling III



/s/ Dennis A. Kurir                CEO Emeritus                   April 28, 2000
------------------------------     & Director
Dennis A. Kurir

                            AUCTIONANYTHING.COM, INC.

                              Financial Statements

                       January 31, 2000, January 31, 1999

                              And December 31, 1998

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

To The Shareholders

    AuctionAnything.com, Inc. and subsidiary:


We have audited the accompanying consolidated balance sheets of AuctionAnything.com, Inc. and subsidiary as of January 31, 2000, January 31, 1999 and December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended January 31, 2000, for the one month ended January 31, 1999 and for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AuctionAnything.com, Inc. and subsidiary as of January 31, 2000, January 31, 1999 and December 31, 1998 and the results of its operations and its cash flows for the year ended January 31, 2000, for the one month ended January 31, 1999 and for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

/S/ KPMG LLP
-----------------------
March 17, 2000

Orlando, FL
                                      F-1

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

            January 31, 2000, January 31, 1999 and December 31, 1998

                                                                     January 31,       January 31,       December 31,
                                                                        2000              1999              1998
                                                                 --------------       -------------     --------------
                              ASSETS
Current assets:
    Cash and cash equivalents                                    $      144,011             2,804              3,506
    Accounts receivable                                                   6,288                --              1,983
    Inventory                                                            58,077            44,002             39,886
    Other assets                                                         18,041                --                 --
    Due from related parties                                              3,487               253              6,988
                                                                 --------------        ----------         ----------
              Total current assets                                      229,904            47,059             52,363

Equipment, less accumulated depreciation of $38,877
     in 2000, $16,526 in 1999 and $16,124 in 1998                        78,467             7,681              8,082

Goodwill, net                                                           139,931                --                 --
                                                                 --------------        ----------         ----------
                                                                 $      448,302            54,740             60,445
                                                                 ==============        ==========         ==========
              Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                        $       31,153            14,230             20,733
    Unearned revenue                                                      3,000                --                 --
    Due to related party                                                     --            34,304             34,304
                                                                 --------------        ----------         ----------
              Total current liabilities                                  34,153            48,534             55,037

Stockholders' equity:
    Common stock, par value $.001; 50,000,000 shares
       authorized, 28,238,980 issued and outstanding
       at January 31, 2000, and par value $1; 500 shares
       authorized, issued and outstanding at
       January 31, 1999 and December 31, 1998                            28,239               500                500
    Additional paid-in capital                                        1,181,553            72,500             72,500
    Accumulated deficit                                                (795,643)          (66,794)           (67,592)
                                                                 --------------        ----------         ----------
              Total stockholders'  equity                               414,149             6,206              5,408
                                                                 --------------        ----------         ----------
                                                                 $      448,302            54,740             60,445
                                                                 ==============        ==========         ==========


See accompanying notes to financial statements.

         AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

           Consolidated Statements of Operations

Year ended January 31, 2000, one month ended January 31, 1999 and year ended December 31, 1998

                                                                                     One month
                                                                 Year ended            ended             Year ended
                                                                 January 31,         January 31,         December 31,
                                                                    2000                1999                1998
                                                               -------------         -----------         -----------
Revenues:
    Auction sales                                              $     519,033              52,391             399,392
    Internet service revenue                                          71,754                  --                  --
    Internet business solutions                                        8,685                  --                  --
    Commission income                                                  4,015               1,018              10,031
                                                               -------------         -----------         -----------
                                                                     603,487              53,409             409,423
Cost of sales                                                        514,268              31,418             290,511
                                                               -------------         -----------         -----------
                Gross profit                                          89,219              21,991             118,912
                                                               -------------         -----------         -----------
Operating  expenses:
    Salaries and employee benefits                                   410,743              15,730              55,068
    Professional fees                                                120,345                  --               4,167
    Other selling, general and administrative                        101,243               4,934              63,657
    Advertising                                                       75,647                  --               1,058
    Insurance                                                         37,566                 128               1,984
                                                               -------------         -----------         -----------
                Total operating expenses                             745,544              20,792             125,934
                                                               -------------         -----------         -----------
                Operating income (loss)                             (656,325)              1,199              (7,022)
Other income (expense)                                                12,856                  --                  --
Depreciation and amortization expense                                (83,919)               (401)             (7,067)
Interest expense                                                      (1,461)                 --              (3,167)
                                                               -------------         -----------         -----------
                Net income (loss)                              $    (728,849)                798             (17,256)
                                                               =============         ===========         ===========
Weighted average shares outstanding                               27,537,863          16,943,388          16,943,388
                                                               =============         ===========         ===========
Income (loss) per share                                        $      (0.026)              0.000              (0.001)
                                                               =============         ===========         ===========

See accompanying notes to financial statements.

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

        Year ended January 31, 2000 and one month ended January 31, 1999 and year ended December 31, 1998

                                                                                        Retained
                                                                 Additional             earnings            Total
                                                  Common          paid-in             (accumulated       stockholders'
                                                   stock          capital                deficit)           equity
                                                 ---------      -----------            -----------       -----------
Balances at December 31, 1997                    $     500           59,500                (50,336)            9,664

Net loss                                                --               --                (17,256)          (17,256)

Capital contribution (note 2)                           --           13,000                     --            13,000
                                                 ---------      -----------            -----------       -----------
Balances at December 31, 1998                          500           72,500                (67,592)            5,408

Net income                                              --               --                    798               798
                                                 ---------      -----------            -----------       -----------
Balances at January 31, 1999                           500           72,500                (66,794)            6,206

Capital contribution acquisition                    27,739        1,109,053                     --         1,136,792

Net loss                                                --               --               (728,849)         (728,849)
                                                 ---------      -----------            -----------       -----------
Balances at January 31, 2000                     $  28,239        1,181,553               (795,643)          414,149
                                                 =========      ===========            ===========       ===========

See accompanying notes to financial statements.

             AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

               Consolidated Statements of Cash Flows

   Year ended January 31, 2000, one month ended January 31, 1999 and year ended December 31, 1998

                                                                                        One month
                                                                       Year ended         ended          Year ended
                                                                       January 31,     January 31,      December 31,
                                                                          2000            1999              1998
                                                                      -------------   -------------     -------------
Cash flows used in operating activities:

    Net income (loss)                                                 $    (728,849)            798           (17,256)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                       83,919             401             7,067
         Fair value of services contributed by stockholders                      --              --            13,000
         Cash provided by (used in) changes in assets
           and liabilities:
              Accounts receivable                                            (6,288)          1,983             2,340
              Inventory                                                     (14,075)         (4,116)          (16,899)
              Other assets                                                  (18,041)             --             6,652
              Accounts payable and accrued expenses                          16,923          (6,503)               --
              Unearned revenue                                                3,000              --                --
              Due to/from related parties                                    (3,234)          6,735                --
                                                                      -------------   -------------     -------------
                 Net cash used in operating activities                     (666,645)           (702)           (5,096)
                                                                      -------------   -------------     -------------
Cash flows used in investing activities:

    Capital expenditures                                                    (93,136)             --            (3,699)
                                                                      -------------   -------------     -------------
                 Net cash used in investing activities                      (93,136)             --            (3,699)
                                                                      -------------   -------------     -------------
Cash flows from financing activities:

    Advances to related parties                                                  --              --            (6,562)
    Proceeds from issuance of notes payable to related parties                   --              --            45,500
    Proceeds from issuance of notes payable                                      --              --            20,000
    Principal payments on notes payable                                                                       (20,000)
    Principal payments on notes payable to related parties                  (34,304)             --          (28,234)
    Proceeds from issuance of common stock                                  935,292              --                --
                                                                      -------------   -------------     -------------
                 Net cash provided by financing activities                  900,988              --            10,704
                                                                      -------------   -------------     -------------
                 Net increase in cash and cash equivalents                  141,207            (702)            1,909
Cash and cash equivalents at beginning of period                              2,804           3,506             1,597
                                                                      -------------   -------------     -------------
Cash and cash equivalents at end of period                            $     144,011           2,804             3,506
                                                                      =============   =============     =============
Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                          $       1,720              --             2,097
                                                                      =============   =============     =============
Supplemental disclosure of non-cash investing and
    financing activities:
      Goodwill generated from stock issued in TISH acquisition        $     201,500              --                --
                                                                      =============   =============     =============



See accompanying notes to financial statements.

                            AUCTIONANYTHING.COM, INC.

                              Financial Statements

            January 31, 2000, January 31, 1999 and December 31, 1998




(1)    Summary of Significant Accounting Policies

       (a)    Description of Business

              AuctionAnything.com, Inc. (the "Company") operates a variety of internet-related services. Currently, the Company has three main revenue generating operations, which are provided collectively by AuctionAnything.com, Inc. and North Orlando Sports Promotions, Inc. ("NOSP"), a wholly owned subsidiary of AuctionAnything.com,
              Inc.: 1) Internet Business Solutions ("IBS"): a service which establishes and hosts auction and/or E-commerce web sites for other businesses and organizations primarily in both the business-to-business and business-to-consumer markets; 2) Two company owned and maintained auction/E-commerce web sites (www.SportsAuction.com and www.AutographAuctions.com) from which the Company sells its own inventory (collectibles, memorabilia, photos, sports cards, etc.) and allows online person-to-person "electronic consignment" from which the Company derives commission fees; and 3) an Internet service provider ("ISP") service, known as Tish.net.

              The Company purchased the net assets of The Information Superhighway Corporation ("TISH") on February 18, 1999 (see note
              4). The accompanying Statements of Operations include the operations of TISH from February 19, 1999 through January 1, 2000.

       (b)    Principles of Consolidation

              The consolidated financial statements as of and for the year ended January 31, 2000 include the accounts of the Company and NOSP. The Company acquired 100% of the stock of NOSP in the Reverse Merger described in note 4. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c)    Cash and Cash Equivalents

              The Company considers cash and short-term highly liquid investments with original maturities of three months or less to be cash equivalents.

       (d)    Inventories

              Inventories are stated at the lower of cost or market. Cost is determined principally on the specific identification method. Provisions for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels.

              Consignment inventory is not recorded as inventory by the Company and is not placed in an auction until the merchandise is received. If a consignment item does not sell in an auction, the Company requests that the consignor lower the minimum bid or withdraw the item from the auction.

                            AUCTIONANYTHING.COM, INC.

                              Financial Statements

            January 31, 2000, January 31, 1999 and December 31, 1998


       (e)    Equipment

              Equipment is stated at cost less accumulated depreciation. Depreciation of equipment is computed using the straight-line method over its estimated useful life of 3 years. Depreciation expense was $22,350 for the year ended January 31, 2000 and $401 for the one-month period ending January 31, 1999 and $7,067 for the year ended December 31, 1998.

       (f)    Income Taxes

              The Company was considered an S-corporation for federal income tax purposes through March 9, 1999. As such, the Company was not subject to federal income taxes directly; income or loss of the Company were passed through to the individual stockholders. As such, effective March 10, 1999, the Company became a C-corporation for federal income tax purposes.

              The Company files consolidated income tax returns. The Company's policy is to apply inter-corporate tax allocations using the "separate return method." All amounts due from subsidiaries as calculated under the "separate return method" have been eliminated as part of the consolidation process

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (g)    Revenue Recognition

              The Company sells merchandise to customers under one of two types of sales transactions. The Company either purchases merchandise and sells it to customers or sells merchandise to customers under consignment arrangements and earns a commission.

              Revenue from sales of purchased merchandise is recognized and title passes when the Company receives verification of the credit card transaction or verification of the check clearing and the related merchandise is shipped.

              Commission income from consignment sales is calculated as a percentage of the final sales value at the close of the auction and recognized when the Company receives verification of the credit card transaction or verification of the check. Commission is paid to the consignor after the merchandise has been shipped.

                            AUCTIONANYTHING.COM, INC.

                              Financial Statements

            January 31, 2000, January 31, 1999 and December 31, 1998


              The Company earns revenues for IBS services as a percentage of all successful sales. These revenues are recognized when the Company receives verification of a successful sale.

              Internet service revenue is recognized on a pro rata basis over the term of the contract.

       (h)    Earnings per Share

              The Company computes earnings per share in accordance with Statement of Accounting Standards number 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded form the calculation if their effect is antidilutive. The Company did not have any potentially dilutive common shares for the year ended January 31, 2000, the one month ended January 31, 1999 or the year ended December 31, 1998.

       (i)    Merchandise Return Policy

              The Company guarantees all items to be authentic, including consignment items. Any item may be returned within seven days for a full refund provided that the item has not been altered.

       (j)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (k)    Reclassifications

              Certain amounts in the January 31, 1999 and December 31 1998 consolidated financial statements have been reclassified to conform with the January 31, 2000 presentation.

(2)    Related Party Transactions

From January 1, 1998 through March 31, 1998 the Company's officers and stockholders (the "Officers") provided administrative, purchasing and engineering services to the Company without compensation. Also during 1998, the Company did not incur rental expense as its operations were conducted from the personal

                            AUCTIONANYTHING.COM, INC.

                              Financial Statements

            January 31, 2000, January 31, 1999 and December 31, 1998


residence of one of the Company's Officers. For the year ended December 31, 1998 the Company has included a charge to operations amounting to $13,000 for those services with a corresponding capital contribution by the Officers.

During the year ended December 31, 1998, the Company paid certain expenses in the amount of $6,989 on behalf of the Officers. The Company forgave the $6,989 receivable during the period ended January 31, 1999 and incurred a corresponding charge to salaries and employee benefits during the period.

During the year ended January 31, 2000, the Officers auctioned collectible merchandise through the Company as consignors and did not pay the Company a commission for this service. The Officers sold merchandise for $709 for which the Company would typically earn $109 in commission.

Notes payable bearing interest of 14% with a balance of $34,304 were paid in full to related parties on March 31, 1999.

(3)    Year 2000 (Unaudited)

The Company is dependent on computer systems and system applications for conducting its ongoing business functions. In 1998, the Company began its process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue involves the ability of computer systems that have time sensitive programs to recognize properly the year 2000. The inability to do so could result in failures or miscalculations, which could disrupt the Company's ability to meet its customer and other obligations on a timely basis.

In addition, the Company is developing contingency plans to address perceived risks associated with the Year 2000 effort. These include business resumption plans to address the possibility of internal systems failures and the possibility of failure of systems or processes outside the Company's control.

As of January 31, 2000, the Company has not experienced any Year 2000 related problems.

4)     Acquisitions

On March 10, 1999, the Company closed a transaction (the "Reverse Merger") by which it acquired 100% of the outstanding capital stock of NOSP, a privately held Florida Corporation, from the shareholders of NOSP. As consideration for this acquisition, the Company issued 24,003,133 shares of its common stock, $.001 par value (the "Common Stock"), which amounted to approximately 85% of the Company's outstanding Common Stock, to the three former shareholders of NOSP. Also, prior to the closing of the transaction, the Company sold substantially all of its pre-acquisition assets to its majority pre-acquisition shareholder in exchange for his assignment to the Company of 747,116 shares of Common Stock and his assumption of all of the Company's pre-acquisition liabilities.

                            AUCTIONANYTHING.COM, INC.

                              Financial Statements

            January 31, 2000, January 31, 1999 and December 31, 1998

The Company has elected to adopt the fiscal year of its legal acquirer, the Lawton-York Corporation. As a consequence, the Company's fiscal year end is January 31.

Prior to the Reverse Merger, NOSP acquired the net assets of TISH in exchange for approximately 208 shares of NOSP common stock. These shares were exchanged for 7,059,745 shares of the Company's Common Stock as part of the Reverse Merger. The acquisition was accounted for as a purchase. On the date of the acquisition, the net assets of TISH were approximately $10,000 and goodwill of approximately $200,000 was recorded. The Company is amortizing this goodwill on a straight-line basis over a three-year period. The amortization has been included in the Statement of Operations under the heading of depreciation and amortization expense. Amortization expense was $61,569 for the year ended January 31, 2000.

In anticipation of the acquisition, the Company completed a private offering of 1,000,000 units at an offering price of $.10 per unit. Each unit consisted of one share of common stock and one stock purchase warrant. Each stock purchase warrant entitled the holder to purchase three shares of common stock of the Company for $.30 per share. A total of 4,000,000 shares of common stock were issued and sold by the Company for net proceeds of approximately $925,000. The proceeds of the offering will be used for working capital and to fund the Company's expansion plans.

(5)    Leases

During the year ended January 31, 2000, the Company entered into an operating lease for office space. The future minimum lease payments under these non-cancelable operating leases are as follows:

                                                         Operating
          Year ending January 31,                          leases
          ------------------------------                ------------

                   2001                                 $     11,740
                   2002                                 $      4,890
                                                        ------------
                   Total minimum lease payments         $     16,630
                                                        ============

Rent expense for the year ended January 31, 2000 amounted to $8,958.

(6)    Income Taxes

The following is a reconciliation between expected income tax benefit and actual using the applicable statutory federal income tax rate for the period ended January 31, 2000.

                  Expected tax benefit                  $    (247,800)
                  Change in Valuation Allowance               249,900
                  Goodwill amortization                        20,900
                  State benefit                               (24,100)
                  Other                                         1,100
                                                        -------------
                                                        $          --
                                                        =============

                            AUCTIONANYTHING.COM, INC.

                              Financial Statements

            January 31, 2000, January 31, 1999 and December 31, 1998


The tax effect of temporary differences that give rise to the deferred tax assets as of January 31, 2000 are as follows:

                  Deferred tax asset:
                          Net operating loss carryforward       $      249,900
                          Less allowance                              (249,900)
                                                                --------------
                                                                $           --
                                                                ==============

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies, as well as carryback opportunities, in making these assessments. Based upon the level of historical taxable income and projections for future taxable income over the periods in which deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The benefit of the net operating loss carryforward might be limited due to changes in ownership as defined in the Internal Revenue Code and Regulations thereunder.

(7)    Liquidity

Since inception, the Company's operating and investing activities have used more cash than they have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, the Company expects to continue to experience significant negative operating and investing cash flows for the foreseeable future. The Company may need to raise additional capital in the future to meet the operating and investing cash requirements. The Company may not be able to find additional financing, if required, on favorable terms or at all. If additional funds are raised through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock, and the stockholders may experience additional dilution to their equity ownership.

                                  EXHIBIT INDEX

         Exhibit No.                Exhibit
         ----------                 -------
            3.1                     Certificate of Incorporation of the Company
                                    and all Amendments thereto (filed as Exhibit
                                    2.1 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

            3.2 Bylaws of the Company (filed as Exhibit 2.2 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

            4.1 Article Fourth of the Certificate of Incorporation of the Company, as amended (filed as part of Exhibit 2.1 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

            4.2 Articles II, V and VI of the Bylaws of the Company (filed as part of Exhibit 2.1 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

           10.1 Office Lease dated May 10, 1999, between the Company and Tradewinds Office Building (filed as Exhibit 6.1 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

           10.2 Acquisition Agreement dated February 18, 1999, among the Company, North Orlando Sports Promotions, Inc., and the Shareholders of North Orlando Sports Promotions, Inc. (filed as Exhibit 6.2 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

           10.3 Asset Purchase Agreement dated February 18, 1999, between North Orlando Sports Promotions, Inc., and The Information SuperHighway Corporation (filed as Exhibit
                                    6.3 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

           10.4 Form of Stock Purchase Warrant dated March 17, 1999 (filed as Exhibit 6.4 to registration statement on Form 10-SB/A on January 18, 2000, and incorporated herein by reference)

           11 Statement re: computation of per share earnings (included in financial statements in Part II, Item 7, hereof)

           21                       Subsidiaries of the registrant (filed
                                    herewith)

           27                       Financial Data Schedule (filed herewith)