Form 10QSB
period 2000-04-20
AUCTION ANYTHING COM INC
filed 2000-06-14
CIK 1097718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 2000

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                 --------------   -------------
Commission file number  0-27865

                            AUCTIONANYTHING.COM, INC.
        (Exact name of small business issuer as specified in it charter)

              DELAWARE                              13-264091
              --------                              ---------
   (State of other jurisdiction of                  (IRS Employer
    incorporation or organization)                  Identification No.)

             35 WEST PINE STREET, SUITE 211, ORLANDO, FLORIDA 32801
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 481-2140
                                ----------------
                           (Issuer's telephone number)

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 28,238,980 shares of common stock, $0.001 par value as of June 6, 2000.

Transitional Small Business Disclosure Format (check one);
Yes [ ]    No  [X]

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Financial Statements
-----------------------------

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature.

The results of operations for the three months are not necessarily indicative of those for the full year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position and the results of operations for the periods indicated.

Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended January 31, 2000.

Financial Statements

   See pages F-1 - F-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including without limitation, statements regarding industry trends, strategic business development, pursuit of new markets, competition, results from operations, and are subject to the safe harbor provisions created by that statute. Each forward looking statement involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements.

These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: competition in the Company's existing and potential future product lines of business; the Company's ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company's future profitability, uncertainty as to the future profitability of acquired businesses, uncertainty as to any future expansion of the company. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

Financial Condition and Changes in Financial Condition
------------------------------------------------------

As a result of the Company's focus on the business development of its Internet Business Solutions (IBS) suite of products, significant decreases in sales of company-owned inventory and Internet service (ISP) have been realized during the three months ended April 30, 2000. The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. The Company's historical results of operations are not necessarily indicative of future results.

Selected Balance Sheet Items
----------------------------

As noted in the Company's registration statement on Form 10-SB/A filed May 9, 2000, the Company, in the first quarter ended April 30, 1999, raised approximately $925,000 in capital through a private placement of securities. That transaction had a significant impact on certain balance sheet accounts and the effects are described below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents decreased from $144,011 at January 31, 2000 to $90,014 at April 30, 2000. This decrease resulted primarily from increases in operational expenses over this time period.

Accounts Receivable
-------------------

Accounts receivable decreased from $6,288 at January 31, 2000 to $2,810 at April 30, 2000. This decrease is primarily the result of the decreases in revenue generated from Auction sales and Internet services.

Inventory
---------

Inventory decreased from $58,077 at January 31, 2000 to $2,391 at April 30, 2000. This decrease was the result of sales during the quarter ended April 30, 2000 and the discontinuation of inventory purchases. The Company plans to discontinue auctioning its own merchandise.

Other Assets
------------

Other assets decreased from $18,041 at January 31, 2000 to $4,539 at April 30, 2000. The decrease resulted principally from the amortization of prepaid expenses, which consists principally of prepaid insurance, during the quarter ended April 30, 2000.

Due from Related Parties
------------------------

Due from related parties was $3,487 at January 31, 2000 and at April 30, 2000. This did not change as no payments were made during the quarter ended April 30, 2000.

Equipment
---------

Equipment decreased from $78,467 at January 31, 2000 to $73,114 at April 30, 2000. The decrease is the result of depreciation recorded during the quarter ended April 30, 2000.

Goodwill, net
-------------

Goodwill, net decreased from $139,931 at January 31, 2000 to $123,139 at April 30, 2000 as a result of amortization recorded during the quarter ended April 30, 2000.

Accounts Payable and Accrued Expenses
-------------------------------------

Accounts payable and accrued expenses increased from $31,153 at January 31, 2000 to $94,131 at April 30, 2000. The increase resulted primarily to increased administrative costs during the quarter ended April 30, 2000.

Unearned Revenue
----------------

Unearned revenue decreased from $3,000 at January 31, 2000 to $2,797 at April 30, 2000. The decrease is the result of IBS client sales commission recognized as revenue during the quarter ended April 30, 2000.

Auction Sales
-------------

Auction sales decreased from $116,158 during the three months ended April 30, 1999 to $66,900 during the three months ended April 30, 2000. The decrease resulted principally from decreased volume of sales transactions as a result of the Company's planned discontinuation of this portion of its business.

Internet Service Revenue
------------------------

Internet service revenue decreased from $16,640 during the three months ended April 30, 1999 to $12,123 during the three months ended April 30, 2000. The decrease resulted principally from decreased volume of ISP clients as a result of the Company's planned discontinuation in this portion of its business.

Internet Business Solutions
---------------------------

Internet Business Solutions revenue increased from $250 during the three months ended April 30, 1999 to $6,621 during the three months ended April 30, 2000. This increase resulted primarily from the introduction of the Internet Business Solutions portion of the business in 1999 and the Company's focus of the growth on this portion of its business.

Commission Sales
----------------

Commission Sales decreased from $2,671 during the three months ended April 30, 1999 to $0 during the three months ended April 30, 2000. This decrease was due to the fact that no consignment sales were realized during the quarter ended April 30, 2000.

Cost of Sales and Cost of Internet Connections
----------------------------------------------

Cost of sales decreased from $100,528 during the three months ended April 30, 1999 to $54,253 during the three months ended April 30, 2000. This decrease resulted from the corresponding reduction in auction sales revenue as part of the Company's planned discontinuance of the auction sales portion of its business. Cost of services increased from $3,417 for the three months ended April 30, 1999 to $7,883 for the three months ended April 30, 2000. The increase resulted from the fact that the Company incurred these costs for two months in the quarter ended April 30, 1999 compared to three months for the quarter ended April 30, 2000. Cost of sales as a percentage of auction sales decreased from 87% during the three months ended April 30, 1999 to 81% during the three months ended April 30, 2000. The decrease is principally due to the increase in margin of items offered for sale.

Operating Expenses
------------------

Operating expenses increased from $71,997 during the three months ended April 30, 1999 to $236,539 during the three months ended April 30, 2000. The increase resulted principally from the increase in salaries and employee benefits from $7,599 during the three months ended April 30, 1999 to $115,145 during the three months ended April 30, 2000. As of April 30, 1999 the Company had six employees while, as of April 30, 2000, the number of employees had increased to eleven.

Professional fees increased from $37,247 during the three months ended April 30, 1999 to $60,423 during the three months ended April 30, 2000. Advertising fees increased from $1,230 during the three months ended April 30, 1999 to $13,207 during the three months ended April 30, 2000. Insurance expense increased from $384 during the three months ended April 30, 1999 to $13,774 during the three months ended April 30, 2000. Each of these increases is due to additional administrative costs associated with the public status of the Company.

Depreciation and amortization expense increased from $14,872 during the three months ended April 30, 1999 to $23,284 during the three months ended April 30, 2000. This increase is primarily due to amortization of the goodwill realized for the three months ended April 2000 and for March and April 1999 as a result of the TISH acquisition in February 1999. Also, additional equipment was purchased after April 30, 1999, resulting in additional depreciation expense.

Other Income
------------

Other income increased from $0 during the three months ended April 30, 1999 to $1,448 during the three months ended April 30, 2000. The increase was the result of Company funds deposited in interest bearing checking accounts.

Interest Expense
----------------

Interest expense decreased from $1,448 during the three months ended April 30, 1999 to $0 during the three months ended April 30, 2000. The decrease is the result of the payment in March 1999 of the amounts due to related parties, which bore interest.

Risks Associated with the Year 2000
-----------------------------------

As of the date of filing, the Company has not realized any adverse effects from the Year 2000 rollover.

Risk Factors that may Affect Results of Operation and Financial Condition
-------------------------------------------------------------------------

In addition to the other information in this Form 10-QSB, the risk factors previously filed in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 2000 should be carefully considered in evaluating the Company and the business because these factors may have a significant impact on the business, operating results and financial condition.

Liquidity and Capital Resources
-------------------------------

Since inception, the Company's operating and investing activities have used more cash than they have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, the Company expects to continue to experience significant negative operating and investing cash flows for the foreseeable future. The Company intends to raise capital through a private placement of funds within sixty days of this submission. Subsequently the Company may need to raise additional capital in the form of another private placement to meet the immediate operating and investing cash requirements. The Company may also seek outside funding sources within six to nine months of this submission, if necessary, to meet the long-term goals of the Company in regard to its growth. If additional funds are raised through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock, and the stockholders may experience additional dilution to their equity ownership.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities

Not applicable

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Plan of Operation
-----------------

As the Auction sales and Internet service revenue portions of the Company decline, additional emphasis has been placed on IBS revenue increases. Additional efforts have been made by the Company to enhance the sales and marketing for IBS products and the AuctionAnything.com network. During the three months ended April 30, 2000, the Company entered into a contract with the International Hockey League to provide an auction site for them. Other new clients include Jewelry Auction House and USA Rinks, which cater to the business-to-consumer market and Prairie Source and VWH Auctions, which cater to the business-to-business market.

As the ongoing growth of the Company continues, new services are being added to complement and enhance the existing services. The Company has developed a storefront module called "eCartPLUS" which can be used as either a stand-alone module for clients with mainly fixed priced inventory or as an add-on to an auction site to give IBS clients both options of selling solutions.

As an incentive for consignors and to increase consignment revenues on the SportsAuction.com and AutographAuctions.com sites, the Company is currently developing a feature, which gives each consignor their own web page. Consignors will be able to develop the web page themselves and change the page at their convenience.

The Company officers, Raymond J. Hotaling III, Dennis A. Kurir, and Martin M. Meads, have filed the required Form 3, Initial Statements of Beneficial Ownership of Securities on May 1, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

               Exhibit No.          Exhibit
               -----------          -------

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

                                    Corporation (filed as Exhibit 6.3 to
                                    registration statement on Form 10-SB on
                                    October 28, 1999, and incorporated herein by reference)

                  10.4 Form of Stock Purchase Warrant dated March 17, 1999 (filed as Exhibit 6.4 to registration statement on Form 10-SB/A on January 18, 2000, and incorporated herein by reference)

                  11 Statement re: computation of per share earnings (included in financial statements in Part I, Item 1, hereof)

                  21 Subsidiaries of the registrant (filed as Exhibit 21 to annual report on Form 10-KSB for fiscal ended January 31, 2000, and incorporated herein by reference)

                  27                Financial Data Schedule (filed herewith)


(b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUCTIONANYTHING.COM, INC.



by  /s/ Martin M. Meads
    --------------------
    Martin M. Meads, CEO, Chief Accounting Officer

Date: June 9, 2000

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                       April 30, 2000 and January 31, 2000
                                    Unaudited


                                                                           April 30,     January 31,
    Assets                                                                   2000           2000
                                                                         -----------     ----------
Current assets:
       Cash and cash equivalents                                         $    90,014        144,011
       Accounts receivable                                                     2,810          6,288
       Inventory                                                               2,391         58,077
       Other assets                                                            4,539         18,041
       Due from related parties                                                3,487          3,487
                                                                         -----------     ----------
                            Total current assets                             103,241        229,904
Equipment, less accumulated depreciation of $45,369
        in 2000 and $38,877 in 1999                                           73,114         78,467
Goodwill, net                                                                123,139        139,931
                                                                         -----------     ----------
                                                                         $   299,494        448,302
                                                                         ===========        =======
                  Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable and accrued expenses                             $    94,131         31,153
       Unearned revenue                                                        2,797          3,000
                                                                         -----------     ----------
                            Total current liabilities                         96,928         34,153
                                                                         -----------     ----------

Stockholders' equity:
       Common stock, par value $.001; 50,000,000 shares
                authorized, 28,238,980 issued and outstanding
                at April 30, 2000, and April 30, 1999                         28,239         28,239
       Additional paid-in capital                                          1,181,553      1,181,553
       Accumulated deficit                                                (1,007,226)      (795,643)
                                                                         -----------     ----------
                            Total stockholders'  equity                      202,566        414,149
                                                                         -----------     ----------
                                                                         $   299,494        448,302
                                                                         ===========        =======

See accompanying notes to financial statements.

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
     Three months ended April 30, 2000 and three months ended April 30, 1999
                                    Unaudited


                                                            Three months                     Three months
                                                                ended            %               ended              %
                                                              April 30,         of             April 30,           of
                                                                2000           sales             1999             sales
                                                          ------------      ----------       ------------      ----------
Revenues:
              Auction sales                               $     66,900                            116,158
              Internet service revenue                          12,123                             16,640
              Internet business solutions                        6,621                                250
              Commission sales                                      --                              2,671
                                                          ------------                       ------------
                                                                85,644                            135,719

Cost of sales                                                   54,253          81%               100,528          87%
Cost of services                                                 7,883          65%                 3,417          21%
                                                          ------------                       ------------
                                                                62,136                            103,945
                                                          ------------                       ------------
                           Gross profit                         23,508                             31,774

Operating  expenses:
              Salaries and employee benefits                   115,145                              7,599
              Professional fees                                 60,423                             37,247
              Other selling, general and administrative         10,706                             10,665
              Depreciation and amortization                     23,284                             14,872
              Advertising                                       13,207                              1,230
              Insurance                                         13,774                                384
                                                          ------------                       ------------
                           Total operating expenses            236,539                             71,997
                                                          ------------                       ------------
                           Operating loss                     (213,031)                           (40,223)
Other income                                                     1,448                                 --
Interest expense                                                    --                             (1,448)
                                                          ------------                       ------------
                           Net loss                       $   (211,583)                           (41,671)
Weighted average shares outstanding                         28,321,946                         25,106,325
                                                          ============                       ============
Loss per share                                            $     (0.007)                            (0.002)
                                                          ============                       ============

See accompanying notes to financial statements.

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
    Three months ended April 30, 2000, and three months ended April 30, 1999
                                    Unaudited

                                                                                        Three months            Three months
                                                                                           ended                   ended
                                                                                         April 30,               April 30,
                                                                                            2000                    1999
                                                                                        ------------            ------------
Cash flows used in operating activities:
     Net loss                                                                            $(211,583)                 (41,671)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization                                                 23,284                   14,872
              Cash provided by (used in) changes in assets
                  and liabilities:
                      Accounts receivable                                                    3,478                   (8,479)
                      Inventory                                                             55,686                  (71,456)
                      Other assets                                                          13,502                       --
                      Accounts payable and accrued expenses                                 62,978                    6,209
                      Unearned revenue                                                        (203)                      --
                      Due to/from related parties                                               --                     (858)
                                                                                        ----------               ----------
                         Net cash used in operating activities                             (52,858)                (101,383)
                                                                                        ----------               ----------
Cash flows used in investing activities:
     Capital expenditures                                                                   (1,139)                 (60,475)
                                                                                        ----------               ----------
                         Net cash used in investing activities                              (1,139)                 (60,475)
                                                                                        ----------               ----------
Cash flows from financing activities:
     Principal payments on notes payable to related parties                                     --                  (34,304)
     Proceeds from issuance of common stock                                                     --                  935,292
                                                                                        ----------               ----------
                         Net cash provided by financing activities                              --                  900,988
                                                                                        ----------               ----------
                         Net increase (decrease) in cash and cash equivalents              (53,997)                 739,130
Cash and cash equivalents at beginning of period                                           144,011                    2,804
                                                                                        ----------               ----------
Cash and cash equivalents at end of period                                               $  90,014                  741,934
                                                                                        ==========               ==========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                            $      --                    1,448
                                                                                        ==========               ==========
Supplemental disclosure of non-cash investing and
     financing activities:
Goodwill generated from stock issued in TISH acquisition                                 $      --                  201,500
                                                                                        ==========               ==========

See accompanying notes to financial statements

                            AuctionAnything.com, Inc.
                   Notes to Condensed Consolidated Financials
             Statements Three months ended April 30, 2000 and three
                           months ended April 30, 1999
                                    unaudited

Summary of Significant Accounting Policies
------------------------------------------

General
-------

The accompanying unaudited condensed consolidated financial statements as of April 30, 2000 and for the three month ended April 30, 2000 should be read in conjunction with the Company's audited financial statements for the year ended January 31, 2000.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue operations on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred an accumulated deficit of $1,007,226 as of April 30, 2000. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company's ability to attain profitable operations is contingent upon its ability to grow its business.

Description of Business
-----------------------

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

Revenue Recognition
-------------------

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

                                 Exhibits Index

              Exhibit No.           Exhibit
              -----------           -------

                  3.3 Certificate of Incorporation of the Company and all Amendments thereto (filed as Exhibit
                                    2.1 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

                  3.4 Bylaws of the Company (filed as Exhibit 2.2 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

                  4.1 Article Fourth of the Certificate of Incorporation of the Company, as amended (filed as part of Exhibit 2.1 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

                  4.2 Articles II, V and VI of the Bylaws of the Company (filed as part of Exhibit 2.1 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

                  10.4 Office Lease dated May 10, 1999, between the Company and Tradewinds Office Building (filed as Exhibit 6.1 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

                  10.5 Acquisition Agreement dated February 18, 1999, among the Company, North Orlando Sports Promotions, Inc., and the Shareholders of North Orlando Sports Promotions, Inc. (filed as Exhibit 6.2 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

                  10.6 Asset Purchase Agreement dated February 18, 1999, between North Orlando Sports Promotions, Inc., and The Information SuperHighway Corporation (filed as Exhibit
                                    6.3 to registration statement on Form 10-SB on October 28, 1999, and incorporated herein by reference)

                  10.4 Form of Stock Purchase Warrant dated March 17, 1999 (filed as Exhibit 6.4 to registration statement on Form 10-SB/A on January 18, 2000, and incorporated herein by reference)

                  11 Statement re: computation of per share earnings (included in financial statements in Part I, Item 1, hereof)

                  22 Subsidiaries of the registrant (filed as Exhibit 21 to annual report on Form 10-KSB for fiscal ended January 31, 2000, and incorporated herein by reference)

                  27                Financial Data Schedule (filed herewith)