Form 10QSB
period 2000-07-31
AUCTION ANYTHING COM INC
filed 2000-09-14
CIK 1097718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                 --------------   -------------
Commission file number  0-27865

                            AUCTIONANYTHING.COM, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


              DELAWARE                              13-264091
              --------                              ---------
   (State of other jurisdiction of                  (IRS Employer
    incorporation or organization)                  Identification No.)


             35 WEST PINE STREET, SUITE 211, ORLANDO, FLORIDA 32801
         ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (407) 481-2140
         ---------------------------------------------------------------
                           (Issuer's telephone number)

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 28,707,730 shares of common stock, $0.001 par value as of September 11, 2000.

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

The results of operations for the three months are not necessarily indicative of those for the full year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the financial position and the results of operations for the periods indicated.

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

Financial Condition and Changes in Financial Condition

As a result of the Company's focus on the business development of its Internet Business Solutions (IBS) suite of products, significant decreases in sales of company-owned inventory and Internet service (ISP) have been realized during the three months ended July 31, 2000. During the three months ended July 31, 2000, the Company sold all remaining inventory and has no plans to purchase any additional inventory. The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. The Company's historical results of operations are not necessarily indicative of future results.

Comparison of three months ended July 31, 2000 and July 31, 1999

Auction Sales

Auction sales decreased from $129,584 during the three months ended July 31, 1999 to $7,251 during the three months ended July 31, 2000. This decrease resulted principally from decreased volume of sales transactions as a result of the Company's planned discontinuation of this portion of its business.

Internet Service Revenue

Internet service revenue decreased from $20,240 during the three months ended July 31, 1999 to $8,083 during the three months ended July 31, 2000. This decrease resulted principally from decreased volume of ISP clients as a result of the Company's planned discontinuation in this portion of its business.

Internet Business Solutions

Internet Business Solutions revenue increased from $0 during the three months ended July 31, 1999 to $23,240 during the three months ended July 31, 2000. This increase resulted primarily from the introduction of the Internet Business Solutions portion of the business in 1999 and the Company's focus on the growth of this portion of its business.

Custom Development Fees

Custom Development Fees revenue increased from $0 during the three months ended July 31, 1999 to $4,325 during the three months ended July 31, 2000. This increase resulted primarily from the introduction of the Internet Business Solutions and the increased need for site customization from the Company's clients.

Commission Sales

Commission Sales revenue decreased from $197 during the three months ended July 31, 1999 to $0 during the three months ended July 31, 2000. This decrease was due to the fact that no consignment sales were realized during the three months ended July 31, 2000.

Cost of Sales and Cost of Internet Connections

Cost of sales decreased from $92,550 during the three months ended July 31, 1999 to $3,824 during the three months ended July 31, 2000. This decrease resulted from the corresponding reduction in auction sales revenue as part of the Company's discontinuance of the auction sales portion of its business. Cost of services decreased from $11,862 for the three months ended July 31, 1999 to $6,833 for the three months ended July 31, 2000. The decrease resulted from the cancellation of some line hook-ups no longer necessary as the number of clients in this portion of the business is decreasing. Cost of sales as a percentage of auction sales decreased from 71% during the three months ended July 31, 1999 to 53% during the three months ended July 31, 2000. The decrease is principally due to the increase in margin of items offered for sale.

Operating Expenses

Operating expenses decreased from $217,059 during the three months ended July 31, 1999 to $143,470 during the three months ended July 31, 2000.

The decrease resulted principally from the decrease in salaries and employee benefits from $108,241 during the three months ended July 31, 1999 to $77,079 during the three months ended July 31, 2000. This decrease is due to the discontinuation of the auction sales portion of the business and the elimination of personnel necessary to manage the auctions and inventory. As of July 31, 1999 there were 14 employees and as of July 31, 2000 there were 7 employees.

Advertising fees decreased from $18,908 during the three months ended July 31, 1999 to $7,352 during the three months ended July 31, 2000. Professional fees decreased from $25,198 during the three months ended July 31, 1999 to $19,846 during the three months ended July 31, 2000. Insurance expense decreased from $9,259 during the three months ended July 31, 1999 to $4,517 during the three months ended July 31, 2000. Each of these decreases is due to the discontinuation of the auction sales portion of the business and the associated administrative costs.

Depreciation and amortization expense increased from $21,836 during the three months ended July 31, 1999 to $23,214 during the three months ended July 31, 2000. This increase is primarily due to additional equipment purchased after July 31, 1999, resulting in additional depreciation expense.

Other Income

Other income decreased from $6,305 during the three months ended July 31, 1999 to $722 during the three months ended July 31, 2000. This decrease was the result of a reduced amount of Company funds deposited in interest bearing checking accounts.

Comparison of six months ended July 31, 2000 and July 31, 1999

Auction Sales

Auction sales decreased from $245,743 during the six months ended July 31, 1999 to $74,151 during the six months ended July 31, 2000. This decrease resulted principally from decreased volume of sales transactions as a result of the Company's planned discontinuation of this portion of its business.

Internet Service Revenue

Internet service revenue decreased from $36,880 during the six months ended July 31, 1999 to $20,206 during the six months ended July 31, 2000. This decrease resulted principally from decreased volume of ISP clients as a result of the Company's planned discontinuation in this portion of its business.

Internet Business Solutions

Internet Business Solutions revenue increased from $250 during the six months ended July 31, 1999 to $29,861 during the six months ended July 31, 2000. This increase resulted primarily from the introduction of the Internet Business Solutions portion of the business in 1999 and the Company's focus on the growth of this portion of its business.

Custom Development Fees

Custom Development Fees revenue increased from $0 during the six months ended July 31, 1999 to $4,325 during the six months ended July 31, 2000. This increase resulted primarily from the introduction of the Internet Business Solutions and the increased need for site customization from the Company's clients.

Commission Sales

Commission Sales decreased from $2,868 during the six months ended July 31, 1999 to $0 during the six months ended July 31, 2000. This decrease was due to the fact that no consignment sales were realized during the six months ended July 31, 2000.

Cost of Sales and Cost of Internet Connections

Cost of sales decreased from $193,078 during the six months ended July 31, 1999 to $58,077 during the six months ended July 31, 2000. This decrease resulted from the corresponding reduction in auction sales revenue as part of the Company's discontinuance of the auction sales portion of its business. Cost of services decreased from $15,280 for the six months ended July 31, 1999 to $14,716 for the six months ended July 31, 2000. The decrease resulted from the cancellation of some line hook-ups no longer necessary as the number of clients in this portion of the business is decreasing. Cost of sales as a percentage of auction sales decreased from 79% during the six months ended July 31, 1999 to 78% during the six months ended July 31, 2000. The decrease is principally due to the increase in margin of items offered for sale.

Operating Expenses

Operating expenses increased from $289,055 during the six months ended July 31, 1999 to $380,009 during the six months ended July 31, 2000. The increase resulted principally from the increase in salaries and employee benefits from $115,840 during the six months ended July 31, 1999 to $192,223 during the six months ended July 31, 2000. The number of employees grew to 14 in June and July 1999. That number was scaled back to 7 during the six months ended July 31, 2000 due to the discontinuation of the auction portion of the business.

Professional fees increased from $62,445 during the six months ended July 31, 1999 to $80,269 during the six months ended July 31, 2000. Advertising fees increased from $20,138 during the six months ended July 31, 1999 to $20,559 during the six months ended July 31, 2000. Insurance expense increased from $9,643 during the six months ended July 31, 1999 to $18,291 during the six months ended July 31, 2000. Each of these increases is due to additional administrative costs associated with the public status of the Company.

Depreciation and amortization expense increased from $36,708 during the six months ended July 31, 1999 to $46,499 during the six months ended July 31, 2000. This increase is primarily due to amortization of the goodwill realized for the six months ended July 31, 2000 and for March through July 1999 as a result of the TISH acquisition in February 1999. Also, additional equipment was purchased after July 31, 1999, resulting in additional depreciation expense.

Other Income

Other income decreased from $6,305 during the six months ended July 31, 1999 to $2,170 during the six months ended July 31, 2000. These decreases were the result of a reduced amount of Company funds deposited in interest bearing checking accounts

Comparison of Selected Balance Sheet Items as of July 31, 2000 to January 31,
2000

As noted in the Company's registration statement on Form 10-SB/A filed May 9, 2000, the Company, in the first quarter ended April 30, 1999, raised approximately $925,000 in capital through a private placement of securities. That transaction had a significant impact on certain balance sheet accounts and the effects are described below.

Cash and Cash Equivalents

Cash and cash equivalents decreased from $144,011 at January 31, 2000 to $40,259 at July 31, 2000. This decrease resulted primarily from the net loss incurred during the six months ended July 31, 2000.

Accounts Receivable

Accounts receivable increased from $6,288 at January 31, 2000 to $22,780 at July 31, 2000. This increase is primarily the result of the increases in revenue generated from Internet Business Solutions.

Inventory

Inventory decreased from $58,077 at January 31, 2000 to $0 at July 31, 2000. This decrease was the result of sales during the six months ended July 31, 2000 and the discontinuation of inventory purchases. The Company has discontinued auctioning its own merchandise.

Other Assets

Other assets decreased from $18,041 at January 31, 2000 to $5,041 at July 31, 2000. The decrease resulted principally from the amortization of prepaid insurance during the six months ended July 31, 2000.

Due from Related Parties

Due from related parties was $3,487 at January 31, 2000 and at July 31, 2000. This did not change as no payments were made during the six months ended July 31, 2000.

Equipment

Equipment decreased from $78,467 at January 31, 2000 to $64,053 at July 31, 2000. The decrease is the result of depreciation recorded during the six months ended July 31, 2000 and to the sale of some fixed assets during the six months ended July 31, 2000.

Goodwill, net

Goodwill, net decreased from $139,931 at January 31, 2000 to $106,347 at July 31, 2000 as a result of amortization recorded during the six months ended July 31, 2000.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased from $31,153 at January 31, 2000 to $72,271 at July 31, 2000. The increase resulted primarily to increased administrative costs during the six months ended July 31, 2000.

Unearned Revenue

Unearned revenue decreased from $3,000 at January 31, 2000 to $2,890 at July 31, 2000. The decrease is the result of IBS client sales commission recognized as revenue during the six months ended July 31, 2000.

Common Stock and Additional Paid in Capital

Common stock and additional paid in capital increased from $28,239 and $1,181,553, respectively, at January 31, 2000 to $28,708 and $1,256,084, respectively, at July 31, 2000. The increase resulted from a private placement of 468,750 shares of the Company's common stock sold at $0.16 per share.

Risks Associated with the Year 2000

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

Liquidity and Capital Resources

Since inception, the Company's operating and investing activities have used more cash than they have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, the Company expects to continue to experience significant negative operating and investing cash flows for the foreseeable future. A private placement of funds was completed during the quarter ended July 31, 2000. The Company raised $75,000 in exchange for 468,750 shares, with a par value of $.001, sold at $.16 per share. Subsequently the Company may need to raise additional capital in the form of another private placement to meet the immediate operating and investing cash requirements. The Company is actively seeking outside funding to meet the Company's immediate cash requirements as well as the Company's long-term growth requirements. If additional funds are raised through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock, and the stockholders may experience additional dilution to their equity ownership.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities

Not applicable

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Plan of Operation

As the Auction sales and Internet service revenue portions of the Company decline, additional emphasis has been placed on IBS revenue increases. Additional efforts continue to be made by the Company to enhance the sales and marketing for IBS products and the AuctionAnything.com network. During the three months ended July 31, 2000, the Company entered into a contract with Fantasy Team Sports to provide an auction site for them. Other new clients include Numismatic Consultants and Hockey America, which cater to the business-to-consumer market, Electrospec, Inc., which caters to the business-to-business market and Seafoods.com, which is a site for both the business-to-business and business-to-consumer markets.

As of the quarter ended July 31, 2000, the Company no longer sells any of its own inventory on the SportsAuction.com website. This portion of the business has been licensed out to Memories and Memorabilia, an Orlando Florida based company. They will sell their own inventory through the auction format and be responsible for all shipments, receive all payments and handle any customer correspondence. The Company will receive a commission based on successful sales for the privilege of the license.

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


(b) Reports on Form 8-K

The Company filed a Form 8-K on June 22, 2000 to report the termination of Dennis A. Kurir as an employee and officer of the Company. However, Mr. Kurir remains a director of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUCTIONANYTHING.COM, INC.



By: /s/ Martin M. Meads
    --------------------------------------------
    Martin M. Meads, CEO, Chief Accounting Officer

Date: September 13, 2000

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                       July 31, 2000 and January 31, 2000
                                    Unaudited

                                                                          July 31,               January 31,
                                                                            2000                     2000
                                                                        -----------             -----------
                                     Assets
Current assets:
            Cash and cash equivalents                                   $    40,259                 144,011
            Accounts receivable                                              22,780                   6,288
            Inventory                                                          --                    58,077
            Other assets                                                      5,041                  18,041
            Due from related parties                                          3,487                   3,487
                                                                        -----------             -----------
                                       Total current assets                  71,566                 229,904
Equipment, less accumulated depreciation of $49,178
             in 2000 and $38,877 in 1999                                     64,053                  78,467
Goodwill, net                                                               106,347                 139,931
                                                                        -----------             -----------
                                                                        $   241,967                 448,302
                                                                        ===========             ===========
                      Liabilities and Stockholders' Equity

Current liabilities:
            Accounts payable and accrued expenses                       $    72,271                  31,153
            Unearned revenue                                                  2,890                   3,000
                                                                        -----------             -----------
                                       Total current liabilities             75,161                  34,153
                                                                        -----------             -----------

Stockholders' equity:
            Common stock, par value $.001; 50,000,000 shares
                       authorized, 28,707,730 issued and outstanding
                       at July 31, 2000 and 28,238,980 issued and
                       outstanding at January 31, 2000.                      28,708                  28,239
            Additional paid-in capital                                    1,256,084               1,181,553
            Accumulated deficit                                          (1,117,986)               (795,643)
                                                                        -----------             -----------
                                       Total stockholders'  equity          166,806                 414,149
                                                                        -----------             -----------
                                                                        $   241,967                 448,302
                                                                        ===========             ===========

See accompanying notes to financial statements.

                            AUCTIONANYTHING.COM, INC.
                 Condensed Consolidated Statements of Operations
      Three months ended July 31, 2000 and three months ended July 31, 1999
        Six months ended July 31, 2000 and six months ended July 31, 1999
                                    Unaudited

                                                                    Three Months Ended                    Six Months Ended
                                                                         July 31,                             July 31,
                                                               2000                1999               2000               1999
                                                        ----------------------------------------------------------------------------
Revenues:
       Auction sales                                    $           7,251            129,584             74,151             245,743
       Internet service revenue                                     8,083             20,240             20,206              36,880
       Internet business solutions                                 23,240                 --             29,861                 250
       Custom development fees                                      4,325                 --              4,325                  --
       Commission sales                                                --                197                 --               2,868
                                                        ----------------------------------------------------------------------------
                                                                   42,899            150,021            128,544             285,740

Cost of sales                                                       3,824             92,550             58,077             193,078
Cost of services                                                    6,833             11,862             14,716              15,280
                                                        ----------------------------------------------------------------------------
                                                                   10,657            104,412             72,793             208,358
                                                        ----------------------------------------------------------------------------
           Gross profit                                            32,242             45,609             55,750              77,382

Operating  expenses:
       Salaries and employee benefits                              77,079            108,241            192,223             115,840
       Professional fees                                           19,846             25,198             80,269              62,445
       Other selling, general and administrative                   11,462             33,617             22,168              44,282
       Depreciation and amortization                               23,214             21,836             46,499              36,708
       Advertising                                                  7,352             18,908             20,559              20,138
       Insurance                                                    4,517              9,259             18,291               9,643
                                                        ----------------------------------------------------------------------------
           Total operating expenses                               143,470            217,059            380,009             289,055
                                                        ----------------------------------------------------------------------------
           Operating loss                                        (111,228)          (171,450)          (324,259)           (211,673)
Other income                                                          722              6,305              2,170               6,305
Loss on disposal of equipment                                        (254)                --               (254)                 --
Interest expense                                                       --                (12)                --              (1,461)
                                                        ----------------------------------------------------------------------------
           Net loss                                     $        (110,760)          (165,157)          (322,343)           (206,828)
                                                        ============================================================================
Weighted average shares outstanding                            28,446,946         28,321,946         28,384,101          26,732,000
                                                        ============================================================================
Loss per share                                          $          (0.004)            (0.006)            (0.011)             (0.008)
                                                        ============================================================================

See accompanying notes to financial statements.

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                Six months ended July 31, 2000, and July 31, 1999
                                    Unaudited

                                                                                Six months                Six months
                                                                                  ended                      ended
                                                                                 July 31,                   July 31,
                                                                                   2000                      1999
                                                                                ----------                ---------
Cash flows used in operating activities:

     Net loss                                                                   $ (322,343)                (206,828)
     Adjustments to reconcile net loss to net cash used in
        Operating activities:
                 Depreciation and amortization                                      46,499                   36,708
                 Loss on disposal of equipment                                         254                       --
                 Cash provided by (used in) changes in assets

                      Accounts receivable                                          (16,492)                  (4,466)
                      Inventory                                                     58,077                 (260,934)
                      Other assets                                                  13,000                  (52,612)
                      Accounts payable and accrued expenses                         41,118                   19,988
                      Unearned revenue                                                (110)                      --
                      Due to/from related parties                                       --                   (3,234)
                                                                                ----------                ---------
                         Net cash used in operating activities                    (179,997)                (471,378)
                                                                                ----------                ---------
Cash flows used in investing activities:

     Capital expenditures                                                            1,245                  (86,598)
                                                                                ----------                ---------
                         Net cash used in investing activities                       1,245                  (86,598)
                                                                                ----------                ---------
Cash flows from financing activities:

     Principal payments on notes payable to related parties                             --                  (34,304)
     Proceeds from issuance of common stock                                         75,000                  935,292
                                                                                ----------                ---------
                         Net cash provided by financing activities                  75,000                  900,988
                                                                                ----------                ---------
                         Net increase (decrease) in cash and cash equivalents     (103,752)                 343,012
                                                                                ----------                ---------
Cash and cash equivalents at beginning of period                                   144,011                    2,804
                                                                                ----------                ---------
Cash and cash equivalents at end of period                                      $   40,259                  345,816
                                                                                ==========                =========
Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                   $       --                    1,448
                                                                                ==========                =========
Supplemental disclosure of non-cash investing and
     financing activities:
        Goodwill generated from stock issued in TISH acquisition                $       --                  201,500
                                                                                ==========                =========

See accompanying notes to financial statements.

                            AuctionAnything.com, Inc.
              Notes to Condensed Consolidated Financials Statements
        Six months ended July 31, 2000 and six months ended July 31, 1999 unaudited

Summary of Significant Accounting Policies

General

The accompanying unaudited condensed consolidated financial statements as of July 31, 2000 and for the six months ended July 31, 2000 should be read in conjunction with the Company's audited financial statements for the year ended January 31, 2000.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue operations on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred an accumulated deficit of ($1,117,986) as of July 31, 2000. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company's ability to attain profitable operations is contingent upon its ability to grow its business.

Description of Business

AuctionAnything.com, Inc. (the "Company") operates a variety of internet-related services. Currently, the Company has two main revenue generating operations, which are provided collectively by AuctionAnything.com, Inc. and North Orlando Sports Promotions, Inc. ("NOSP"), a wholly owned subsidiary of AuctionAnything.com, Inc.: 1) Internet Business Solutions ("IBS"): a service which establishes and hosts auction and/or E-commerce web sites for other businesses and organizations primarily in both the business-to-business and business-to-consumer markets; 2) an Internet service provider ("ISP") service, known as Tish.net.

The Company no longer sells company-owned inventory through the auction sites SportsAuction.com and AutographAuctions.com. All company-owned inventory was liquidated during the quarter ended July 31, 2000. These sites have been licensed out for management by independently owned companies and in return the Company receives commission fees based on successful sales.

Revenue Recognition

The Company sells merchandise to customers under one of two types of sales transactions. The Company either purchases merchandise and sells it to customers or sells merchandise to customers under consignment arrangements and earns a commission. Revenue from sales of purchased merchandise is recognized and title passes when the Company receives verification of the credit card transaction or verification of the check clearing and the related merchandise is shipped. Commission income from consignment sales is calculated as a percentage of the final sales value at the close of the auction and recognized when the Company receives verification of the credit card transaction or verification of the check. Commission is paid to the consignor after the merchandise has been shipped. The Company earns revenues for IBS services as a percentage of all successful sales. These revenues are recognized when the Company receives verification of a successful sale. Custom development fees are earned when an IBS client requests additional website development done to enhance their site. This revenue is recognized at the inception of development. Internet service revenue is recognized on a pro rata basis over the term of the contract.

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