Form 10QSB
period 2000-10-31
AUCTION ANYTHING COM INC
filed 2000-12-14
CIK 1097718

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

[_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _____________ to _____________

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

                                (407) 481-2140
                                --------------
                          (Issuer's telephone number)


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 28,707,730 shares of common stock, $0.001 par value as of December 1, 2000.

Transitional Small Business Disclosure Format (check one);
Yes [_]    No  [X]

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

Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 2000.

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

Financial Condition and Changes in Financial Condition
------------------------------------------------------

To date, the Company has incurred substantial costs to create, introduce and enhance its services, and to grow its business. Consequently, it has incurred operating losses in each fiscal quarter since it was formed. The Company expects operating losses and negative cash flows to continue for the foreseeable future. It may also incur additional costs and expenses related to technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly changing industry. These costs could have an adverse effect on the Company's future financial condition or operating results. See "Liquidity and Capital Resources."

As a result of the Company's focus on the business development of its Internet Business Solutions (IBS) suite of products, the Company has experienced a significant decrease in sales of company-owned inventory during the three month period ending October 31,

2000. As of July 31, 2000, the Company had sold its entire existing inventory. As indicated in the Company's Form 10-QSB for the quarter ending July 31, 2000, filed on September 14, 2000, the Company made no additional inventory purchases during the quarter that ended October 31, 2000 and the Company currently has no intention of purchasing additional inventory in the near future. Furthermore, during the three months ended October 31, 2000, the Company continued its planned de-emphasis on its Internet Service Provider (ISP) business leading to a decline in revenue in this business line as discussed in this filing.

As a result of the Company's inability to generate positive cash flow, the Company has depleted substantially all of its cash reserves and is facing continuing losses. See "Liquidity and Capital Resources."

The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. The Company's historical results of operations are not necessarily indicative of future results.

Comparison of three months ended October 31, 2000 and October 31, 1999
----------------------------------------------------------------------

Auction Sales
-------------

Auction sales decreased from $121,879 during the three months ended October 31, 1999 to $0 during the three months ended October 31, 2000. This decrease resulted principally from the decreased volume of sales transactions as a result of the Company's discontinuation of this portion of its business.

Internet Service Revenue
------------------------

Internet service revenue decreased from $18,950 during the three months ended October 31, 1999 to $8,181 during the three months ended October 31, 2000. This decrease resulted principally from decreased volume of ISP clients as a result of the Company's planned discontinuation of this portion of its business.

Internet Business Solutions
---------------------------

Internet Business Solutions revenue increased from $1,354 during the three months ended October 31, 1999 to $10,836 during the three months ended October 31, 2000. This increase resulted primarily from the introduction of the Internet Business Solutions portion of the business in 1999 and the Company's focus on the growth of this portion of its business.

Custom Development Fees
-----------------------

Custom Development Fees revenue increased from $0 during the three months ended October 31, 1999 to $10,900 during the three months ended October 31, 2000. This increase resulted primarily from the introduction of the Internet Business Solutions and the increased need for site customization from the Company's clients.

Gold Memberships
----------------

Gold Memberships revenue decreased from $300 during the three months ended October 31, 1999 to $0 during the three months ended October 31, 2000. This decrease resulted primarily from the discontinuation in this portion of the business.

Cost of Sales and Cost of Internet Connections
----------------------------------------------

Cost of sales decreased from $108,206 during the three months ended October 31, 1999 to $0 during the three months ended October 31, 2000. This decrease resulted from the Company's discontinuance of the auction sales portion of its business. Cost of services decreased from $8,577 for the three months ended October 31, 1999 to $7,386 for the three months ended October 31, 2000. The decrease resulted primarily from the cancellation of some line hook-ups no longer necessary as the number of clients in this portion of the business has decreased.

Operating Expenses
------------------

Operating expenses decreased from $237,818 during the three months ended October 31, 1999 to $90,215 during the three months ended October 31, 2000. The decrease resulted principally from the decrease in salaries and employee benefits from $134,455 during the three months ended October 31, 1999 to $63,216 during the three months ended October 31, 2000. This decrease is due to the discontinuation of the auction sales portion of the business and the elimination of personnel necessary to manage the auctions and inventory. As of October 31, 1999 there were 14 employees and as of October 31, 2000 there were 3 employees. General and administrative costs decreased from $24,885 during the three months ended October 31, 1999 to $8,372 during the three months ended October 31, 2000. This decrease is due primarily to the discontinuation of the auction sales portion of the business and the associated administrative costs.

Advertising fees decreased from $28,169 during the three months ended October 31, 1999 to ($3,410) during the three months ended October 31, 2000. This decrease is due primarily to the discontinuation of the Company's advertising campaigns. During the third quarter, the Company negotiated (and settled) a reduction in advertising payables. These amounts had been accrued in the second quarter, thereby resulting in a negative expense in the third quarter. Insurance expense decreased from $13,764 during the three months ended October 31, 1999 to $45 during the three months ended October 31, 2000. This decrease is due primarily to the elimination of some insurance policies and the discontinuation of the auction sales portion of the business and the associated administrative costs.

Professional fees decreased from $12,638 during the three months ended October 31, 1999 to ($816) during the three months ended October 31, 2000. During the third quarter, the Company negotiated a reduction in professional fee payables. These amounts had been accrued in the second quarter, thereby resulting in a negative expense in the third quarter.

Depreciation and amortization expense decreased from $23,907 during the three months ended October 31, 1999 to $22,808 during the three months ended October 31, 2000. This decrease is primarily due to the sale of obsolete equipment no longer necessary in the operation of the Company.

Other Income
------------

Other income decreased from $4,140 during the three months ended October 31, 1999 to $434 during the three months ended October 31, 2000. This decrease was the result of a reduced amount of Company funds deposited in interest bearing checking accounts.

Comparison of nine months ended October 31, 2000 and October 31, 1999
---------------------------------------------------------------------

Auction Sales
-------------

Auction sales decreased from $367,621 during the nine months ended October 31, 1999 to $74,151 during the nine months ended October 31, 2000. This decrease resulted principally from the decreased volume of sales transactions as a result of the Company's discontinuation of this portion of its business.

Internet Service Revenue
------------------------

Internet service revenue decreased from $55,830 during the nine months ended October 31, 1999 to $28,387 during the nine months ended October 31, 2000. This decrease resulted principally from decreased volume of ISP clients as a result of the Company's planned discontinuation of this portion of its business.

Internet Business Solutions
---------------------------

Internet Business Solutions revenue increased from $1,604 during the nine months ended October 31, 1999 to $40,697 during the nine months ended October 31, 2000. This increase resulted primarily from the introduction of the Internet Business Solutions portion of the business in 1999 and the Company's focus on the growth of this portion of its business.

Custom Development Fees
-----------------------

Custom Development Fees revenue increased from $0 during the nine months ended October 31, 1999 to $15,225 during the nine months ended October 31, 2000. This increase resulted primarily from the introduction of the Internet Business Solutions and the increased need for site customization from the Company's clients.

Gold Memberships
----------------

Gold Memberships revenue decreased from $300 during the nine months ended October 31, 1999 to $0 during the nine months ended October 31, 2000. This decrease resulted primarily from the discontinuation in this portion of the business.

Commission Sales
----------------

Commission Sales decreased from $2,868 during the nine months ended October 31, 1999 to $0 during the nine months ended October 31, 2000. This decrease was due to the fact that no consignment sales were realized during the nine months ended October 31, 2000.

Cost of Sales and Cost of Internet Connections
----------------------------------------------

Cost of sales decreased from $301,284 during the nine months ended October 31, 1999 to $58,077 during the nine months ended October 31, 2000. This decrease resulted from the corresponding reduction in auction sales revenue as part of the Company's discontinuance of the auction sales portion of its business. Cost of services decreased from $23,856 for the nine months ended October 31, 1999 to $22,102 for the nine months ended October 31, 2000. The decrease resulted from the cancellation of some line hook-ups no longer necessary as the number of clients in this portion of the business is decreasing. Cost of sales as a percentage of auction sales decreased from 82% during the nine months ended October 31, 1999 to 78% during the nine months ended October 31, 2000. The decrease is principally due to the increase in margin of items offered for sale.

Operating Expenses
------------------

Operating expenses decreased from $526,874 during the nine months ended October 31, 1999 to $470,225 during the nine months ended October 31, 2000. The decrease resulted principally from the Company's decreases in advertising expenses and general and administrative costs. The Company experienced an increase in salaries and employee benefits from $250,295 during the nine months ended October 31, 1999 to $255,440 during the nine months ended October 31, 2000. This increase was due primarily to an increase in the average monthly number of employees during these time frames. While the Company reduced the size of its workforce to 3 employees during the nine months ended October 31, 2000, the Company's average monthly staff size was slightly higher during the nine months ended October 31, 2000 than during the nine months ended October 31, 1999. Advertising fees decreased from $48,307 during the nine months ended October 31, 1999 to $17,149 during the nine months ended October 31, 2000. This decrease is due primarily to the discontinuation of the Company's advertising campaigns. General and administrative costs decreased from $69,167 during the nine months ended October 31, 1999 to $30,540 during the nine months ended October 31, 2000. This decrease is due primarily to the discontinuation of the auction sales portion of the business and the associated administrative costs. Insurance expense decreased from $23,407 during the nine months ended October 31, 1999 to $18,337 during the nine months ended October 31, 2000. This decrease is due primarily to the elimination of some insurance policies and the discontinuation of the auction sales portion of the business and the associated administrative costs.

Professional fees increased from $75,083 during the nine months ended October 31, 1999 to $79,453 during the nine months ended October 31, 2000. This increase is primarily due to additional administrative costs associated with the public status of the Company.

Depreciation and amortization expense increased from $60,615 during the nine months ended October 31, 1999 to $69,306 during the nine months ended October 31, 2000. This increase is primarily due to amortization of the goodwill realized for the nine months ended October 31, 2000 and for March through October 1999 as a result of the TISH acquisition in February 1999. Also, additional equipment was purchased in 1999, resulting in additional depreciation expense.

Other Income
------------

Other income decreased from $10,446 during the nine months ended October 31, 1999 to $2,605 during the nine months ended October 31, 2000. These decreases were the result of a reduced amount of Company funds deposited in interest bearing checking accounts

Comparison of Selected Balance Sheet Items as of October 31, 2000 to January 31,
--------------------------------------------------------------------------------
2000
----

As noted in the Company's registration statement on Form 10-SB/A filed May 9, 2000, the Company, in the first quarter ended April 30, 1999, raised approximately $925,000 in capital through a private placement of securities. That transaction had a significant impact on certain balance sheet accounts and the effects are described below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents decreased from $144,011 at January 31, 2000 to $10,951 at October 31, 2000. This decrease resulted primarily from the net loss incurred during the nine months ended October 31, 2000.

Accounts Receivable
-------------------

Accounts receivable decreased from $6,288 at January 31, 2000 to $5,341 at October 31, 2000. This decrease is resulted primarily from the decrease in revenues from the Internet Service portion of the business.

Inventory
---------

Inventory decreased from $58,077 at January 31, 2000 to $0 at October 31, 2000. This decrease was the result of sales during the nine months ended October 31, 2000 and the discontinuation of inventory purchases. The Company has discontinued auctioning its own merchandise.

Other Assets
------------

Other assets decreased from $18,041 at January 31, 2000 to $5,000 at October 31, 2000. This decrease resulted principally from the amortization of prepaid insurance during the nine months ended October 31, 2000.

Due from Related Parties
------------------------

Due from related parties was $3,487 at January 31, 2000 and at October 31, 2000. This did not change as no payments were made during the nine months ended October 31, 2000.

Equipment
---------

Equipment decreased from $78,467 at January 31, 2000 to $56,956 at October 31, 2000. The decrease is the result of depreciation recorded during the nine months ended October 31, 2000 and from the sale of some fixed assets during the nine months ended October 31, 2000.

Goodwill, net
-------------

Goodwill, net, decreased from $139,931 at January 31, 2000 to $89,556 at October 31, 2000 as a result of amortization recorded during the nine months ended October 31, 2000.

Accounts Payable and Accrued Expenses
-------------------------------------

Accounts payable and accrued expenses increased from $31,153 at January 31, 2000 to $69,343 at October 31, 2000. The increase resulted primarily from approximately $22,000 in accrued salary expense not paid to executives. The remaining increase is due primarily to increased administrative costs during the nine months ended October 31, 2000.

Unearned Revenue
----------------

Unearned revenue decreased from $3,000 at January 31, 2000 to $2,890 at October 31, 2000. The decrease is the result of IBS client sales commission recognized as revenue during the nine months ended October 31, 2000.

Common Stock and Additional Paid in Capital
-------------------------------------------

Common stock and additional paid in capital increased from $28,239 and $1,181,553, respectively, at January 31, 2000 to $28,708 and $1,256,084, respectively, at October 31, 2000. On July 7, 2000, the Company accepted a subscription from Tailwalker Investments, LLC for the purchase of 468,750 shares of its common stock, par value $0.001, for total consideration of $75,000 ($0.16 per share) in cash. The transaction was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to section 4(1) of the Act. The purchaser is an accredited investor, and the transaction was an isolated sale with no public solicitation.

Risks Associated with the Year 2000
-----------------------------------

As of the date of filing, the Company has not realized any adverse effects from the Year 2000 rollover.

Risk Factors that may Affect Results of Operation and Financial Condition
-------------------------------------------------------------------------

In addition to the other information in this Form 10-QSB, the risk factors previously identified in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 2000, filed on May 1, 2000 should be carefully considered in evaluating the Company and the business because these factors may have a significant impact on the business, operating results and financial condition.

Liquidity and Capital Resources
-------------------------------

The Company continued to experience operating expenses that use more cash than they generate in the three months ending October 31, 2000. These losses follow the historic and documented inability of the Company to generate positive cash flow (as discussed, for example, in the Company's Form 10-QSB for the quarter's ending April 30, 2000 and July 31, 2000 filed on June 14, 2000 and September 14,
2000). Consequently, the Company has depleted substantially all of its cash reserves and is facing continuing losses.

During the quarter ending October 31, 2000, the Company has conducted discussions with a number of equity and debt financing sources, but has been unable to arrange suitable financing on satisfactory terms. Consequently, the Company has scaled back its operations (primarily payroll) and intends to continue to operate as it actively pursues all financial alternatives, including the sale of the Company. If additional funds are raised through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock, and the stockholders may experience additional dilution to their equity ownership.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities

Not applicable

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Plan of Operation
-----------------

As the auction sales and Internet service revenue portions of the Company have declined, additional emphasis has been placed on IBS revenue increases. Additional efforts continue to be made by the Company to enhance the sales and marketing for IBS products and the AuctionAnything.com network. During the three months ended October 31, 2000, the Company entered into contracts with Chicago Sports, Cycle by Net, Jigsaw Holdings and eQwip.com, all of which cater to a variety of business-to-consumer and/or business-to-business interests.

In order to streamline the Company's operations and decrease costs, the Company reduced the size of its staff size from 7 employees to 3 employees during the three months ending October 31, 2000. Barring some unpredictable action, the Company believes that its current staff can continue to support the Company's operations at least through the end of the current fiscal year, which ends on January 31, 2001. However, the Company intends to continue its pursuit of all financing alternatives, including the sale of the Company, as discussed in "Liquidity and Capital Resources."

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

   Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUCTIONANYTHING.COM, INC.



by  /s/ Martin M. Meads.
  --------------------------
Martin M. Meads, CEO, Chief Accounting Officer

Date: December 13, 2000

                   AUCTIONANYTHING.COM, INC. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                     October 31, 2000 and January 31, 2000
                                   Unaudited


                                                                         October 31,      January 31,
                                                                            2000              2000
                                                                       --------------    ------------
                                     Assets
Current assets:
      Cash and cash equivalents                                         $    10,951        144,011
      Accounts receivable                                                     5,341          6,288
      Inventory                                                                  --         58,077
      Other assets                                                            5,000         18,041
      Due from related parties                                                3,487          3,487
                                                                       ------------      ---------
                                 Total current assets                        24,779        229,904
Equipment, less accumulated depreciation of
      $54,563 in 2000 and $38,877 in 1999                                    56,956         78,467
Goodwill, net                                                                89,556        139,931
                                                                       ------------      ---------
                                                                        $   171,291        448,302
                                                                       ============      =========
      Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses                             $    69,343         31,153
      Unearned revenue                                                        2,890          3,000
                                                                       ------------      ---------
                                 Total current liabilities                   72,233         34,153
                                                                       ------------      ---------

Stockholders' equity:
      Common stock, par value $.001; 50,000,000 shares authorized,
          28,707,730 issued and outstanding at October 31, 2000 and
          28,238,980 issued and outstanding at January 31, 2000              28,708         28,239
      Additional paid-in capital                                          1,256,084      1,181,553
      Accumulated deficit                                                (1,185,734)      (795,643)
                                                                       ------------      ---------
                                 Total stockholders' equity                  99,058        414,149
                                                                       ------------      ---------
                                                                        $   171,291        448,302
                                                                       ============      =========

See accompanying notes to financial statements.



                           AUCTIONANYTHING.COM, INC.
                Condensed Consolidated Statements of Operations
           Three months ended October 31, 2000 and October 31, 1999
            Nine months ended October 31, 2000 and October 31, 1999
                                   Unaudited

                                              Three Months Ended               Nine Months Ended
                                                  October 31,                      October 31,
                                             2000            1999             2000            1999
                                       ------------------------------------------------------------
Revenues:
   Auction sales                       $         --         121,879          74,151         367,621
   Internet service revenue                   8,181          18,950          28,387          55,830
   Internet business solutions               10,836           1,354          40,697           1,604
   Custom development fees                   10,900              --          15,225              --
   Gold memberships                              --             300              --             300
   Commission sales                              --              --              --           2,868
                                       ------------------------------------------------------------
                                             29,917         142,483         158,460         428,223

Cost of sales                                    --         108,206          58,077         301,284
Cost of services                              7,386           8,577          22,102          23,856
                                       ------------------------------------------------------------
                                              7,386         116,783          80,179         325,140
                                       ------------------------------------------------------------
      Gross profit                           22,531          25,700          78,281         103,083

Operating  expenses:
   Salaries and employee benefits            63,216         134,455         255,440         250,295
   Professional fees                           (816)         12,638          79,453          75,083
   Other selling, general and
     administrative                           8,372          24,885          30,540          69,167
   Depreciation and amortization             22,808          23,907          69,306          60,615
   Advertising                               (3,410)         28,169          17,149          48,307
   Insurance                                     45          13,764          18,337          23,407
                                       ------------------------------------------------------------
      Total operating expenses               90,215         237,818         470,225         526,874
                                       ------------------------------------------------------------
      Operating loss                        (67,684)       (212,118)       (391,944)       (423,791)
Other income                                    434           4,140           2,605          10,446
Loss on disposal of equipment                  (498)             --            (752)             --
Interest expense                                 --              --              --          (1,461)
                                       ------------------------------------------------------------
      Net loss                         $    (67,748)       (207,978)       (390,091)       (414,806)
                                       ============================================================
Weighted average shares outstanding      28,790,696      28,321,946      28,520,131      27,265,895
                                       ============================================================
Loss per share                         $     (0.002)         (0.007)         (0.014)         (0.015)
                                       ============================================================

See accompanying notes to financial statements.


                   AUCTIONANYTHING.COM, INC. AND SUBSIDIARY
               Condensed Consolidated Statements of Cash Flows
           Nine months ended October 31, 2000, and October 31, 1999
                                   Unaudited

                                                                                 Nine months            Nine months
                                                                                    ended                 ended
                                                                                  October 31,           October 31,
                                                                                     2000                  1999
                                                                                --------------         ------------
Cash flows used in operating activities:
     Net loss                                                                   $  (390,091)             (414,806)
     Adjustments to reconcile net loss to net cash used in
       Operating activities:
               Depreciation and amortization                                         69,306                60,615
               Loss on disposal of equipment                                           (752)                   --
               Cash provided by (used in) changes in assets

                   Accounts receivable                                                  947                (3,699)
                   Inventory                                                         58,077              (158,792)
                   Other assets                                                      13,041               (41,414)
                   Accounts payable and accrued expenses                             38,190                23,868
                   Unearned revenue                                                    (110)                   --
                   Due to/from related parties                                           --                (3,234)
                                                                                -----------            ----------
                      Net cash used in operating activities                        (211,392)             (537,462)
                                                                                -----------            ----------

Cash flows used in investing activities:
     Proceeds from sale of fixed assets                                               3,332                    --
     Capital expenditures                                                                --               (91,531)
                                                                                -----------            ----------
                      Net cash used in investing activities                           3,332               (91,531)
                                                                                -----------            ----------

Cash flows from financing activities:
     Principal payments on notes payable to related parties                              --               (34,304)
     Proceeds from issuance of common stock                                          75,000               935,292
                                                                                -----------            ----------
                      Net cash provided by financing activities                      75,000               900,988
                                                                                -----------            ----------

                      Net increase (decrease) in cash and cash equivalents         (133,060)              271,997

Cash and cash equivalents at beginning of period                                    144,011                 2,804
                                                                                -----------            ----------
Cash and cash equivalents at end of period                                      $    10,951               274,801
                                                                                ===========            ==========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                   $        --                 1,448
                                                                                ===========            ==========
Supplemental disclosure of non-cash investing and
     financing activities:
       Goodwill generated from stock issued in TISH acquisition                 $        --               201,500
                                                                                ===========            ==========

See accompanying notes to financial statements.

                           AuctionAnything.com, Inc.
             Notes to Condensed Consolidated Financials Statements
            Nine months ended October 31, 2000 and October 31, 1999
                                   UNAUDITED

Summary of Significant Accounting Policies
------------------------------------------

General
-------

The accompanying unaudited condensed consolidated financial statements as of October 31, 2000 and for the nine months ended October 31, 2000 should be read in conjunction with the Company's audited financial statements for the year ended January 31, 2000.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue operations on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred an accumulated deficit of ($1,185,734) as of October 31, 2000. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company's ability to attain profitable operations is contingent upon its ability to grow its business.

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

The Company no longer sells company-owned inventory through the auction sites SportsAuction.com and AutographAuctions.com. All company-owned inventory was liquidated during the quarter ended July 31, 2000. These sites have been licensed out for management by outside companies and in return, the Company receives commission and/or management fees.

Revenue Recognition
-------------------

The Company has not sold any of its own inventory in the quarter ending October 31, 2000 and has no intention of procuring or selling its own inventory in the foreseeable future. While the Company currently does not sell any of its own inventory, the Company has historically sold merchandise to customers under one of two types of sales transactions. The Company either purchased merchandise and sold it to customers or sold merchandise to customers under consignment arrangements and earns a commission. Revenue from sales of purchased merchandise was recognized and title passed when the Company received verification of the credit card transaction or verification of the check clearing and the related merchandise was shipped. Commission income from consignment sales was calculated as a percentage of the final sales value at the close of the auction and recognized when the Company received verification of the credit card transaction or verification of the check. Commission was paid to the consignor after the merchandise had been shipped.

The Company earns revenues for IBS services either as a percentage of sales, as a monthly management fee or as some combination of the two. These revenues are recognized when the Company sends an invoice (typically monthly) to its customer after receiving verification of successful sales or on a pro rata basis over the term of the contract. Custom development fees are recognized consistently with the terms of any contract with the Company's customers. In general, most custom development contracts include an up-front or set-up fee which is recognized upon executed contract, and recurring monthly revenues which are recognized on a pro rata basis over the term of the contract. Internet service revenue is recognized on a pro rata basis over the term of the contract.

Employee Stock Option Plan
--------------------------

The Company adopted a stock option plan on August 21, 2000. The exercise price of the award options was the market price at the close of business on that date. No expense has been recognized in the condensed consolidated statement of operations for the nine months ended October 31, 2000.

The Company granted options to purchase up to 1,000,000 shares of the Company's common stock, $0.001 par value, to four (4) employees during the nine month period ending October 31, 2000. These options expire after three (3) years and are subject to vesting requirements as defined in the option agreements. Since the granting of these options, three of the four employees who received the options have left the Company, thereby reducing the total number of shares that could be issued upon option exercise to no more than 325,000 shares.

Exhibits Index

Exhibit No.           Exhibit
----------            -------

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