Form 10KSB
period 2001-01-31
AUCTION ANYTHING COM INC
filed 2001-05-15
CIK 1097718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended JANUARY 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

         Commission file number:  0-27865
                                  -------

                            AUCTIONANYTHING.COM, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                   DELAWARE                                        13-264091
       -------------------------------                       -------------------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

35 W. PINE STREET, SUITE 211, ORLANDO, FLORIDA                      32801
----------------------------------------------                      -----
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

         Yes [X]           No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $195,706

The aggregate market value of the 4,787,563 shares of Common Stock held by non-affiliates was $149,611 as of March 1, 2001. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the reported last price of shares traded on the National Quotation Bureau on March 1, 2001.

As of March 1, 2001, 28,790,696 shares of the issuer's Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

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

Immediately prior to the acquisition transaction, the Company undertook an offering of its Common Stock and warrants to purchase Common Stock. According to the offering document provided by the Company to the shareholders of NOSP, the Company's offering was undertaken in reliance upon Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. In the acquisition agreement among the Company, NOSP and the shareholders of NOSP, it was a condition precedent to the obligations of NOSP and the shareholders of NOSP that the Company shall have "concluded its pending offering of securities under Rule 504. The Company's current management and directors, who are the former shareholders of NOSP, are unable to state with certainty whether the acquisition transaction was a condition to the Company's closing of its securities offering under Rule 504. However, the offering document provided by the Company contains, in addition to a discussion of the Company, discussion of NOSP and the contemplated acquisition transaction. Thus, it appears that the Company's securities' offering was predicated upon a successful acquisition transaction.

The Company has elected to adopt the fiscal year end of its legal acquirer, that of The Lawton-York Corporation. As a consequence, the Company's fiscal year end is January 31.

There has been no bankruptcy, receivership or similar proceeding with respect to the Company.

BUSINESS OF ISSUER

THE INTERNET BASED TRADING MARKET

The Internet offers the opportunity to create a compelling global marketplace that overcomes the limitations associated with traditional retail practices. An Internet-based, centralized trading place facilitates buyers' and sellers' meeting, listing items for sale, exchanging information, interacting with each other and, ultimately, consummating transactions. It allows buyers and sellers to trade directly, bypassing traditional intermediaries and lowering costs for both parties. This trading place is global in reach, offering buyers a significantly broader selection of goods to purchase and providing sellers the opportunity to sell their goods efficiently to a broader base of buyers. It offers significant convenience, allowing trading at all hours and providing continually updated information. By leveraging the interactive nature of the Internet, this trading place also facilitates a sense of community through direct buyer and seller communication, thereby enabling the interaction between individuals with mutual interests. As a result, there exists a potential market opportunity for an Internet-based, centralized trading place that applies the unique attributes of the Internet to facilitate business-to-business, business-to-consumer and person-to-person trading.

GENERAL BUSINESS

AuctionAnything.com, Inc. (the "Company") operates a variety of internet-related services. Currently, the Company has three main revenue generating operations, which are provided collectively by AuctionAnything.com, Inc. and North Orlando Sports Promotions, Inc. ("NOSP"), a wholly owned subsidiary of AuctionAnything.com, Inc.: 1) Internet Business Solutions (IBS): a service which establishes and hosts auction, E-commerce and/or other dynamically driven web sites for other businesses and organizations primarily in both the business-to-business and business-to-consumer markets; 2) A company owned auction/E-commerce web site (WWW.SPORTSAUCTION.COM) that has been licensed out to a third party fulfillment house by the name of Memories and Memorabilia, Inc.; and 3) an Internet service provider (ISP) service, known as Tish.net.

AUCTIONANYTHING.COM

The Company owns and operates AuctionAnything.com, an online business-to-business, business-to-consumer and person-to-person e-commerce network website. The website is located at HTTP://WWW.AUCTIONANYTHING.COM. This site serves as a centralized website for buyers and sellers to meet, negotiate sales, and finally consummate transactions directly, thereby bypassing the time and expense of intermediaries. Sales are conducted by either an auction hosted by the Company or at a fixed price through an E-commerce storefront web site.

The Company considers itself to be an Internet application service provider
(ASP) because it provides Internet-based application services (primarily electronic commerce) to its clients (primarily other businesses). The Company builds, hosts and maintains advanced web sites for its clients and generates revenues via a combination of setup fees/deposits, commissions on sales and monthly hosting fees. The majority of these sites are built around AuctionAnything.com's Internet auction and/or E-commerce software. The Company offers product lines referred to as Internet Business Solutions (IBS), which consist of a variety of Internet E-Commerce tools and Internet E-commerce sites (storefronts) referred to as EcartPlus sites. Furthermore, the Company offers a line of custom developed, dynamically driven web sites for a variety of business applications.

INTERNET BUSINESS SOLUTIONS

Internet Business Solutions (IBS) is a business-to-consumer, business-to-business and/or person-to-person service whereby the Company establishes and then hosts auctions, storefront and/or other dynamically driven web sites for other businesses. This service was designed for businesses whose product inventory has a relatively high-turnover rate particularly those that sell items that can be shipped easily. The Company provides the milieu and the technical support, while the customer is responsible for all listed items, content, delivery, collections, and other incidentals. The Company charges an initial setup fee, and a monthly support fee and/or a percentage of the successful sales.

Most IBS web sites appear on and are accessed through the AuctionAnything.com website. Also, AuctionAnything.com registered users (members) are automatically registered to participate in all IBS sites. As of January 31, 2001, there were approximately twenty IBS solution sites found at the AuctionAnything.com website.

The Company will tailor services to meet the needs of each client. Each client has its own unique organizational structure, approach to purchasing and purchasing objectives. The Company works with each client to identify the portions of their purchases that are best suited for the Company's market making approach, and the Company designs a program of services that meets the client's needs.

The Company's current plan is to continue to market its IBS program to businesses that could potentially benefit from the online business-to-business and business-to-consumer markets. While these services have gained some market acceptance, the marketplace is difficult to penetrate and there is intense competition.

PERSON-TO-PERSON SERVICES

Currently on a number of AuctionAnything.com websites, the Company gives individuals interested in selling their own merchandise the opportunity to list their items as consignments. This service has been offered free of charge with no limits on the number of items listed. These free services have helped to grow the AuctionAnything.com network of buyers and sellers.

ISP SERVICES

Tish.net is an ISP that provides Internet service for the Company and for other customers. Currently, Tish.net provides ISP services for less than 15 clients. There are no immediate plans to solicit new clients for these services and the Company expects these services to be discontinued in the near future.

REVENUE SOURCES

INTERNET BUSINESS SOLUTIONS

Internet Business Solutions (IBS) is a service whereby the Company establishes and hosts auctions, storefront and/or other dynamically driven web sites for other businesses. As of January 31, 2001, the Company has established about 20 IBS sites, the majority of which were auction sites. For setting up an IBS, the Company typically charges a setup fee ranging from $0 to $2500. Furthermore, the Company typically charges a recurring monthly support fee ranging from $50 to $600 per month on most IBS sites.

SPORTSAUCTION.COM

SportsAuction.com is an IBS site owned by the Company. The Company currently licenses this site to Memories and Memorabilia, Inc. of Orlando, Florida. Memories and Memorabilia provide the inventory and ensures fulfillment of all SportsAuction orders. The Company charges Memories and Memorabilia a monthly licensing fee.

TISH.NET

Tish.net offers Internet services (ISP) for less than 15 clients. There are no immediate plans to solicit new clients for these services and the Company expects these services to be discontinued in the near future. Services provided include dial-up through high-speed Internet access and design and hosting of Internet web and e-mail services. Customer costs range from $16 per month to $1,400 per month for access and hosting services, and other services are provided based on hourly rates.

COMPETITION

The market for business-to-business, business-to-customer and person-to-person trading over the Internet is extremely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites for relatively low cost using commercially available software. The Company currently or potentially competes with a large number of other substantial companies. The Company believes that its main competition comes from a number of portal auction sites, such as Ebay, uBid, Yahoo and Amazon, and networks of online business-to-business, business-to-consumer and person-to-person auction services, such as the FairMarket, FreeMarkets, Ariba and Bidland networks, which combine the services of competing auction sites, thereby exposing items to a larger number of buyers. The Company potentially faces competition from a number of larger online communities and services that have expertise in developing online commerce and in facilitating online business-to-consumer and person-to-person interaction. Certain of these potential competitors, including Amazon.com, AOL, Microsoft and Yahoo! currently offer a variety of business-to-consumer services and classified ad services, along with person-to-person trading to their large user populations. Competitive pressures created by any one of these companies, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, results of operation and financial condition.

The Company believes that the principal competitive factors in its market are volume and selection of goods, population of buyers and sellers, customer service, reliability of delivery and payment by users, brand recognition, Web site convenience and accessibility, price, quality of search tools, security and system reliability. The most forward-looking companies will understand the potential of Internet-based business-to-consumer, business-to-business, and business-to-government/institution E-xchanges (networks) that provide vertical marketplaces. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than the Company. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of Internet and other online services increases. Therefore, certain of the Company's competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract traffic by offering services for free and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company's brand. There can be no assurance that the Company will be able to compete successfully against current and future competitors. The Company's primary line of defense against the competition is to provide the best value to all participants within its network. The Company's fundamental customer service strategy is to provide competent, timely and passionate service to all of its clientele. It is believed that this strategy will enable the Company to differentiate itself from its competition.

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

RESEARCH AND DEVELOPMENT EXPENSES

The Company has determined that the inception of the research and development stage was at the time of the TISH acquisition, February 18, 1999. Unique software has been developed during this time to enhance the Company's Internet network. In order to arrive at a reasonable figure for the capitalization of this software, it was determined when each technical employee began working on the project, and the percent of time each individual spent on development. An allocated payroll figure was obtained by figuring the percent of direct labor time of the total payroll for each individual. As of January 31, 2001, total allocated payroll of software development was $46,600, which has been capitalized as equipment. During the year ended January 31, 2001, $23,300 has been depreciated.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAW

The company is not aware of any significant present or future impact on its business due to compliance with environmental laws.

EMPLOYEES

As of January 31, 2001, the Company had three employees, including two in business development and administration and one in product development. The Company has never had a work stoppage, and no employees are represented under collective bargaining agreements. The Company considers its relations with its employees to be good. The Company believes that its future success will depend in part on its continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of its senior management and key technical personnel. Competition for qualified personnel in the Company's industry and geographical location is intense, and there can be no assurance that the Company will be successful in attracting, integrating, retaining and motivating a sufficient numbers of qualified personnel to conduct its business in the future.

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

LIMITED OPERATING HISTORY MAKES EVALUATING THE BUSINESS AND FUTURE PROSPECTS DIFFICULT

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

ANTICIPATED FUTURE LOSSES

AuctionAnything.com, Inc. experienced losses for the fiscal year ended January 31, 2001 as a result of the Company's efforts to invest in the actual and anticipated growth of the business. Profitability will depend on whether revenues can be increased while controlling expenses. The Company may not achieve profitability in the future, or sustain any future profitability.

CURRENT CLIENTS OR PROSPECTIVE CLIENTS MAY ESTABLISH THEIR OWN
BUSINESS-TO-BUSINESS AND/OR BUSINESS-TO-CONSUMER EXCHANGES

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

PURCHASERS MAY NOT ADOPT THE ONLINE AUCTION METHOD OF PURCHASING AT LEVELS SUFFICIENT TO SUSTAIN THE COMPANY'S BUSINESS

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

CLIENTS MAY NOT PURCHASE THE COMPANY'S SERVICES IF SIGNIFICANT SAVINGS CANNOT BE GENERATED

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

THE COMPANY'S QUARTERLY OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT; IF THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS FAIL, THE MARKET PRICE OF THE COMMON STOCK MAY DECLINE

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

THE COMPANY MAY NOT BE ABLE TO HIRE OR RETAIN QUALIFIED STAFF

If adequate qualified and skilled staff cannot be acquired and retained, the business will suffer. The ability to provide services to clients and grow the business depends, in part, on the Company's ability to attract and retain staff with college and graduate degrees as well as professional experiences that are relevant for market making, technology development and other functions that are performed. Competition for personnel with these skills is intense. Some technical job categories are under conditions of severe shortage in the United States. In addition, restrictive immigration quotas could prevent the Company from recruiting skilled staff from outside the United States. The Company may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or grow the business.

THE CAPACITY CONSTRAINTS OF PERSONNEL AND TECHNOLOGY RESOURCES MAY LIMIT GROWTH

If the Company is unable to undertake new business due to a shortage of staff or technology resources, growth will be impeded. The Company's focus is on small to mid-size companies as clients. At times, these clients ask for large projects that put a strain on resources, both in terms of people and technology. At the same time, penetration of new product categories often requires that significant databases of new information be created. This, too, often requires a substantial amount of time from the market making and technical staffs. If the staff does not have the time to find and assimilate this new information, the Company may not be able to extend services to new product categories. Therefore, there may be times when opportunities for revenue growth may be limited by the capacity of internal resources rather than by the absence of market demand.

OTHER BUSINESSES OR TECHNOLOGIES MAY BE ACQUIRED WHICH ARE UNABLE TO BE INTEGRATED WITH THE BUSINESS, OR MAY IMPAIR FINANCIAL PERFORMANCE

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

THE SALES CYCLE IS LONG AND UNCERTAIN AND MAY NOT RESULT IN REVENUES; FACTORS BEYOND CONTROL MAY AFFECT THE DECISION TO PURCHASE THE COMPANY'S SERVICES

The sales cycle is long, typically taking from one to nine months from initial client contact until a contract is signed. Not every potential client that is solicited actually purchases services. Because a new method of purchasing is being offered, potential clients must be educated on the use and benefits of the Company's services. A significant amount of time must be invested with multiple decision makers in a prospective client's organization to sell the services. Other factors that contribute to the length and uncertainty of the sales cycle and that may reduce the likelihood that clients will purchase the Company's services include: budgeting constraints; incentive structures that do not reward decision makers for savings achieved through cost-cutting; the strength of pre-existing supplier relationships; and an aversion to new purchasing methods. If the Company is unable to enter into service agreements with clients on a consistent basis, then the business may suffer from diminished revenues.

FACTORS BEYOND CONTROL COULD RESULT IN DISAPPOINTING AUCTION RESULTS; DISAPPOINTED CLIENTS MAY CANCEL THEIR AGREEMENTS

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

FAILURES OF HARDWARE SYSTEMS OR SOFTWARE COULD UNDERMINE CLIENTS' CONFIDENCE IN THE COMPANY'S RELIABILITY

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

THE LOSS OF KEY EXECUTIVES WOULD DISRUPT BUSINESS

The loss of any member of key management team would significantly disrupt the Company's business. The leadership and vision of key members of the senior management team, including Martin M. Meads, Chief Executive Officer, and Raymond
J. Hotaling, President, is considered critical to the Company's success. Mr. Hotaling was an original founder of North Orlando Sports Promotions, and he and Mr. Meads have been instrumental in the management and growth of AuctionAnything.com, Inc. The loss of either of these executives could disrupt the Company's growth or result in lost revenues or a decrease in net income.

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

IF CLIENTS' CONFIDENTIAL INFORMATION IS NOT ADEQUATELY MAINTAINED, THE COMPANY'S REPUTATION COULD BE HARMED AND COULD INCUR LEGAL LIABILITY

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

THE MARKET FOR BUSINESS-TO-BUSINESS AND BUSINESS-TO-CONSUMER ELECTRONIC COMMERCE PRODUCTS AND SERVICES IS INTENSELY COMPETITIVE

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

BUSINESS WILL SUFFER IF PROSPECTIVE CLIENTS DO NOT ACCEPT ELECTRONIC COMMERCE AND THE INTERNET AS A MEANS OF PURCHASING

IBS online auction services depend on the increased acceptance and use of the Internet as a medium of commerce. The Company's business will suffer if potential clients do not accept electronic commerce and the Internet as a means of purchasing. Business-to-business and business-to-consumer electronic commerce is a new and emerging business practice that remains somewhat untested in the marketplace. Rapid growth in the use of the Internet and electronic commerce is a recent phenomenon. As a result, acceptance and use may not continue to develop at recent rates and a sufficiently broad base of business clients may not adopt or continue to use the Internet as a medium of commerce. Demand for and market acceptance of services and products recently introduced over the Internet are subject to a high level of uncertainty, and few proven services and products yet exist. Electronic commerce may not prove to be a viable medium for business-to-business purchasing for the following reasons, any of which could seriously harm the business: - the necessary infrastructure for Internet communications may not develop adequately; - buyer clients and suppliers may have security and confidentiality concerns; - complementary products, such as high-speed modems and high-speed communication lines, may not be developed; - alternative purchasing solutions may be implemented; - buyers may dislike a reduction in the human contact that traditional purchasing methods provide; - use of the Internet and other online services may not continue to increase or may increase more slowly than expected; - the development or adoption of new standards and protocols may be delayed; and - new and burdensome governmental regulations may be imposed.

SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING COMMERCE

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

INTELLECTUAL PROPERTY MUST BE ADEQUATELY PROTECTED OR COMPETITORS MAY BE ABLE TO DUPLICATE THE COMPANY'S SERVICES

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

OTHERS MAY ASSERT THAT THE COMPANY'S TECHNOLOGY INFRINGES THEIR INTELLECTUAL PROPERTY RIGHTS

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

OTHERS MAY REFUSE TO LICENSE IMPORTANT TECHNOLOGY TO THE COMPANY OR MAY INCREASE THE FEES THEY CHARGE FOR THIS TECHNOLOGY

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

FUTURE GOVERNMENT REGULATION OF THE INTERNET AND ONLINE AUCTIONS MAY ADD TO OPERATING COSTS

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

THE COMPANY MAY BECOME SUBJECT TO CERTAIN SALES AND OTHER TAXES THAT COULD ADVERSELY AFFECT BUSINESS

The imposition of sales, value-added or similar taxes could diminish the competitiveness and harm the Company's business. Sales tax collection obligations may be required in the future.

THE STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS

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

SUBSTANTIAL SALES OF COMMON STOCK IN THE FUTURE COULD CAUSE THE STOCK PRICE TO FALL

Most of the outstanding shares are currently restricted from resale, but some may be sold into the market at any time. Sales of these shares into the market could cause the market price of the common stock to drop significantly, even if the business is doing well.

ITEM 2 - DESCRIPTION OF PROPERTY

OFFICE SPACE

The Company leases approximately 1061 square feet of office space at 35 West Pine Street, Suites 211, 226 and 227, Orlando, Florida 32801. Suites 211 and 226 are renting at the current rate of $769 per month and Suite 211 rents at the current rate of $209. The lease on Suite 211 and 226 expires on May 9, 2001 and the lease for Suite 227 has already expired. Currently, the facility is adequate for the Company's operations. The Company expects to continue to operate at its current facility on a month-to-month basis after its lease expires.

OTHER

The Company owns various computer equipment, telecommunications equipment, furniture and office machinery at its location in Orlando, Florida.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2001, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of January 31, 2001, the Company had 28,790,696 shares of Common Stock issued and outstanding with a par value of $0.001 per share. According to the records of the Company's transfer agent, Olde Monmouth Stock Transfer Co., Inc., a total of 4,308,813 of those shares were freely tradable over the counter. On March 9, 2000 the Company's stock was temporarily removed from the OTC Bulletin Board for not completely clearing comments with the SEC with respect to its filed registration statement on Form 10-SB. On May 24, 2000, the Company's stock was re-listed on the OTC Bulletin Board.

The Common Stock of the Company has been traded on the over-the-counter market since September 1998, initially under the symbol, LWTN. The stock began trading under the symbol, UBUY, on March 22, 1999. The high and low bid prices each fiscal quarter, in fraction and decimal form, since the third quarter of 1998 are as follows:

                                         1998

                           High                      Low

3rd Quarter 1998           4/43 (0.093)              4/43 (0.093)

4th Quarter 1998           4/43 (0.093)              4/43 (0.093)

                                         1999

                           High                      Low

1st Quarter 1999           2-23/32 (2.71875)         4/43 (0.093)

2nd Quarter 1999           3 (3.000)                 3/4(0.75)

3rd Quarter 1999           1-11/32 (1.34375)         15/32 (0.46875)

4th Quarter 1999           31/32 (0.96875)           1/8 (0.125)


                                         2000

                           High                      Low

1st Quarter 2000           1- 1/32 (1.03125)         1/2 (0.50)

2nd Quarter 2000           7/8 (0.875)               1/8 (0.125)

3rd Quarter 2000           15/32 (0.46875)           1/16 (0.0625)

4th Quarter 2000           27/128 (0.2109375)        1/32 (0.03125)


Note: The Company's fiscal year end is January 31, therefore, the end of the first quarter is April 30, the end of the second quarter is July 31, and the end of the third quarter is October 31.

The quotations above reflect reported historical quotes obtained from Bigcharts.com, without retail markup, mark down or commission, and may not represent actual transactions.

According to the Company's transfer agent, as of January 31, 2001 the Company had 175 Shareholders on record of its Common Stock. The Company has not previously paid cash dividends on its Common Stock. The payment of cash dividends from current earnings is not prohibited by any agreements to which the Company is a party, but is subject to the discretion of the Board of Directors and will be dependent upon many factors, including the Company's earnings, its capital needs and its general financial condition. The Company currently does not intend to pursue a policy of payment of dividends, but rather to utilize any excess proceeds to finance the development and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

On or about July 7, 2000, the Company concluded a private offering of securities in reliance upon the exemption from registration requirements provided for in the Securities Act of 1933, as amended (the "Securities Act") including Regulation D, promulgated thereunder. The Company sold 468,750 shares of Common stock, par value $0.001, for $0.16 per share, for a total investment of $75,000, to one investment entity that executed a subscription agreement in which such investor represented, among other things, that it was an accredited investor, as such term is defined in the Securities Act. No underwriting discounts or commissions were paid.

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

The forward-looking statements are based on assumptions that the Company will continue to develop and market its products and services competitively. The forward- looking statements are also based upon assumptions that (i) competitive conditions within the Internet auction business will not change materially or adversely; (ii) demand for business-to-business and business-to-consumer hosted auction and E-commerce sites will grow; and (iii) the market will accept the Company's new products and services. Assumptions relating to the foregoing are difficult or impossible to predict accurately and many are beyond the control of the Company. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

GENERAL

AuctionAnything.com, Inc. (the "Company") operates a variety of internet-related services. Currently, the Company has three main revenue generating operations, which are provided collectively by AuctionAnything.com, Inc. and North Orlando Sports Promotions, Inc. ("NOSP"), a wholly owned subsidiary of AuctionAnything.com, Inc.: 1) Internet Business Solutions (IBS): a service which establishes and hosts auction, E-commerce and/or other dynamically driven web sites for other businesses and organizations primarily in both the business-to-business and business-to-consumer markets; 2) A company owned auction/E-commerce web site (WWW.SPORTSAUCTION.COM) that has been licensed out to a third party fulfillment house by the name of Memories and Memorabilia, Inc.; and 3) an Internet service provider (ISP) service, known as Tish.net.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

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

As a result of the Company's focus on the business development of its Internet Business Solutions (IBS) suite of products, the Company has experienced a significant decrease in sales of company-owned inventory during the twelve-month period ending January 31, 2001. As of July 31, 2000, the Company had sold its entire existing inventory. As of April 1, 2001, the Company had not purchased any additional inventory since July 31, 2000 and currently has no plans to do so in the future. Furthermore, during the twelve months ended January 31, 2001, the Company continued its planned de-emphasis on its Internet Service Provider (ISP) business leading to a decline in revenue in this business line.

As a result of the Company's inability to generate positive cash flow, the Company has depleted substantially all of its available cash and is facing continuing losses. See "Liquidity and Capital Resources."

The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. The Company's historical results of operations are not necessarily indicative of future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to experience operating expenses that use more cash than they generate in the three months ending January 31, 2001. These losses follow the historic and documented inability of the Company to generate positive cash flow (as discussed, for example, in the Company's Form 10-QSB for the quarter's ending April 30, 2000, July 31, 2000 and October 31, 2000 filed on June 14, 2000, September 14, 2000 and December 14, 2000, respectively). Consequently, the Company has depleted substantially all of its available cash and is facing continuing losses.

During the three months ending January 31, 2001, the Company had conducted discussions with a number of equity and debt financing sources, but had been unable to arrange suitable financing on satisfactory terms. Consequently, the Company has scaled back its operations (primarily payroll) and intends to continue to operate as it actively pursues all financial alternatives, including the sale of the Company. If additional funds are raised through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock, and the stockholders may experience additional dilution to their equity ownership.

PLAN OF OPERATION

Due to its continuing losses, the Company is focused on its pursuit of all financing alternatives, including the sale of the Company, as discussed in "Liquidity and Capital Resources." Until such an alternative is implemented, the Company intends to continue its everyday business until such point that it is no longer possible to sustain operations.

SELECTED BALANCE SHEET ITEMS

Since inception, the Company's operating and investing activities have used more cash than they have generated. AuctionAnything.com, Inc. experienced losses for the fiscal year ended January 31, 2001 as a result of the Company's efforts to invest in the actual and anticipated growth of the business. Because of the continued need for substantial amounts of working capital to fund the growth of the business, the Company expects to continue to experience significant negative operating and investing cash flows for the foreseeable future, which have had a significant impact on the balance sheet items.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased from $144,011 at January 31, 2000 to $2,719 at January 31, 2001. This decrease resulted from the inability of the Company to generate a positive cash flow and continued monthly net losses.

ACCOUNTS RECEIVABLE

Accounts receivable increased from $6,288 at January 31,2000 to $12,639 at January 31, 2001. This increase was due to increased Internet business solutions sales volumes.

INVENTORY

Inventory decreased from $58,077 at January 31, 2000 to $0 at January 31, 2001. This decrease resulted from the discontinuation of the sale of company-owned inventory. The Company liquidated its entire remaining inventory during this time frame and has not purchased any additional inventory.

OTHER ASSETS

Other assets decreased from $18,041 at January 31,2000 to $0 at January 31, 2001. This decrease resulted principally from the amortization of prepaid expenses.

DUE FROM RELATED PARTIES

Due from related parties decreased from $3,487 at January 31, 2000 to $0 at January 31, 2001. This decrease resulted from the Company writing this amount off as not collectable.

EQUIPMENT

Equipment decreased from $78,467 at January 31, 2000 to $41,445 at January 31, 2001. This change resulted from depreciation recorded during the year and the sale of assets no longer needed in the daily course of business.

GOODWILL

Goodwill decreased from $139,931 at January 31, 2000 to $0 at January 31, 2001. This decrease is due to the amortization recorded during the year.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses increased from $31,070 at January 31, 2000 to $118,632 at January 31, 2001. This increase resulted primarily from deferred salaries for the CEO and President of the Company, who have stopped receiving regular paychecks to alleviate the Company of the cash flow burden. These amounts, however, have been recorded as an accrued expense.

UNEARNED REVENUE

Unearned revenue decreased from $3,000 at January 31, 2000 to $2,035 at January 31, 2001. This decrease was due to IBS client commissions recognized as revenue.

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Common stock and additional paid-in capital increased from $28,322 and $1,181,553 respectively at January 31, 2000 to $28,791 and $1,256,084 respectively at January 31, 2001. This change resulted principally from the sale of additional securities in July 2000.

RESULTS OF OPERATIONS FISCAL YEAR ENDED JANUARY 31, 2001 TO YEAR ENDED JANUARY 31, 2000

AUCTION SALES

Auction sales decreased from $519,033 during the fiscal year ended January 31, 2000 to $74,151 during the fiscal year ended January 31, 2001. This decrease resulted principally from the discontinuation of the sale of company-owned inventory in 2000.

INTERNET BUSINESS SOLUTIONS

Internet business solutions revenue increased from $8,685 for the fiscal year ended January 31, 2000 to $58,820 for the fiscal year ended January 31, 2001. This increase resulted primarily from the addition of new Internet Business Solutions clients.

INTERNET SERVICE REVENUE

Internet service revenue decreased from $71,754 for the fiscal year ended January 31, 2000 to $36,260 during the fiscal year ended January 31, 2001. This decrease resulted from the gradual discontinuation of this portion of the business.

CUSTOM DEVELOPMENT FEES

Custom development fees increased from $0 for the fiscal year ended January 31, 2000 to $26,475 for the fiscal year ended January 31, 2001 This increase resulted primarily from the introduction of the Internet Business Solutions and the increased need for site customization from the Company's clients.

COMMISSION INCOME

Commission income decreased from $4,015 for the fiscal year ended January 31, 2000 to $0 for the fiscal year ended January 31, 2001. This decrease resulted since the Company now offers this service free of charge in order to attract more customers to the network.

COST OF SALES AND COST OF INTERNET CONNECTIONS

Cost of sales decreased from $514,268 during the fiscal year ended January 31, 2000 to $87,213 during the fiscal year ended January 31, 2001. This decrease resulted from the discontinuation of the sale of company-owned inventory and no additional inventory purchases.

OPERATING EXPENSES

Operating expenses decreased from $745,544 for the fiscal year ended January 31, 2000 to $491,031 for the fiscal year ended January 31, 2001. This decrease resulted principally from the decrease in salaries and employee benefits from $410,743 during the fiscal year ended January 31, 2000 to $306,310 in the fiscal year ended January 31, 2001. As of January 31, 2000 the company had twelve employees. As of January 31, 2001, the number of employees had decreased to three. Professional fees decreased from $120,345 for the fiscal year ended January 31, 2000 to $102,323 for the fiscal year ended January 31, 2001. Advertising fees decreased from $75,647 for the fiscal year ended January 31, 2000 to $17,512 for the fiscal year ended January 31, 2001 and insurance expense decreased from $37,566 for the fiscal year ended January 31, 2000 to $18,383 for the fiscal year ended January 31, 2001. All of these decreases are due to the cutbacks the Company has made in order to improve the cash flow.

OTHER INCOME

Other income decreased from $12,856 at the fiscal year ended January 31, 2000 to $2,718 for the fiscal year end January 31, 2001. This decrease was the result of less Company funds deposited in interest bearing checking accounts.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased from $83,919 for the fiscal year ended January 31, 2000 to $172,417 for the fiscal year ended January 31, 2001. This increase resulted principally from the complete amortization during the fiscal year ending January 31, 2001 of the goodwill due to the NOSP acquisition of TISH in 1999.

CAPITAL LOSSES

Capital losses increased from $0 for the fiscal year ended January 31, 2000 to $859 for the fiscal year ended January 31, 2001. This increase resulted from the sale of assets at a price less than their net book value during the year ended January 31, 2001.

INTEREST

Interest expense decreased from $1,461 for the fiscal year ended January 31, 2000 to $0 for the fiscal year ended January 31, 2001. This decrease resulted principally due to the payment in March 1999 of the amount due to related parties, which bore interest.

RISKS ASSOCIATED WITH THE YEAR 2000

As of the date of filing, the Company has not realized any adverse effects from the Year 2000 roll over.

ITEM 7 - FINANCIAL STATEMENTS




                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                            January 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
    AuctionAnything.com, Inc. and subsidiary:


We have audited the accompanying consolidated balance sheets of AuctionAnything.com, Inc. and subsidiary as of January 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AuctionAnything.com, Inc. and subsidiary at January 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
------------

May 11, 2001
Orlando, FL

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           January 31, 2001 and 2000

                                                                        2001               2000
                                                                     -----------       -----------
ASSETS
Current assets:
      Cash and cash equivalents                                      $     2,719       $   144,011
      Accounts receivable                                                 12,639             6,288
      Inventory                                                               --            58,077
      Other assets                                                            --            18,041
      Due from related parties                                                --             3,487
                                                                     -----------       -----------
            Total current assets                                          15,358           229,904

Equipment, less accumulated depreciation of  $66,116 in 2001
      and $54,563  in 2000                                                41,445            78,467
Goodwill, net                                                                 --           139,931
                                                                     -----------       -----------
                                                                     $    56,803           448,302
                                                                     ===========           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                          $   118,632            31,070
      Unearned revenue                                                     2,035             3,000
                                                                     -----------       -----------
            Total current liabilities                                    120,667            34,070
                                                                     -----------       -----------

Stockholders' equity:
      Common stock, par value $.001; 50,000,000 shares
         authorized, 28,790,696 and 28,321,946 issued and
         outstanding at January 31, 2001 and 2000, respectively           28,791            28,322
      Additional paid-in capital                                       1,256,084         1,181,553
      Accumulated deficit                                             (1,348,739)         (795,643)
                                                                     -----------       -----------
            Total stockholders'  equity                                  (63,864)          414,232
                                                                     -----------       -----------
                                                                     $    56,803           448,302
                                                                     ===========           =======


See accompanying notes to consolidated financial statements.

                   AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

                    Consolidated Statements of Operations

                    Years ended January 31, 2001 and 2000

                                                               YEAR ENDED
                                                    -------------------------------
                                                     JANAURY 31,        JANAURY 31,
                                                        2001               2000
                                                    ------------       ------------
Revenues:
     Auction sales                                  $     74,151            519,033
     Internet business solutions                          58,820              8,685
     Internet service revenue                             36,260             71,754
     Custom development fees                              26,475                 --
     Commission sales                                         --              4,015
                                                    ------------       ------------
                                                         195,706            603,487
                                                    ------------       ------------

Cost of sales                                             59,083            514,268
Cost of services                                          28,130                 --
                                                    ------------       ------------
                                                          87,213            514,268
                                                    ------------       ------------
            Gross profit                                 108,493             89,219
                                                    ------------       ------------
Operating  expenses:
     Salaries and employee benefits                      306,310            410,743
     Professional fees                                   102,323            120,345
     Other selling, general and administrative            46,503            101,243
     Advertising                                          17,512             75,647
     Insurance                                            18,383             37,566
                                                    ------------       ------------
            Total operating expenses                     491,031            745,544
                                                    ------------       ------------
            Operating loss                              (382,538)          (656,325)

Other income                                               2,718             12,856
Capital gains (losses)                                      (859)                --
Depreciation and amortization                           (172,417)           (83,919)
Interest expense                                              --             (1,461)
                                                    ------------       ------------
            Net loss before income taxes                (553,096)          (728,849)
Income taxes                                                  --                 --
                                                    ------------       ------------
            Net loss                                $   (553,096)          (728,849)
                                                    ============           ========
Weighted average shares outstanding                   28,588,693         27,537,863
                                                    ============           ========
Loss per share                                      $     (0.019)            (0.026)
                                                    ============       ============


See accompanying notes to consolidated financial statements.

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                      Years ended January 31, 2001 and 2000

                                                                                        RETAINED
                                                      ADDITIONAL        EARNINGS          TOTAL
                                        COMMON          PAID-IN      (ACCUMULATED     STOCKHOLDERS'
                                        STOCK           CAPITAL         DEFICIT)         EQUITY
                                      ----------      ----------      ----------       ----------
Balances at January 31, 1999          $      500          72,500         (66,794)           6,206
Capital contribution acquisition          27,822       1,109,053              --        1,136,875
Net loss                                      --              --        (728,849)        (728,849)
                                      ----------      ----------      ----------       ----------
Balance at January 31, 2000               28,322       1,181,553        (795,643)         414,232
Capital contribution acquisition             469          74,531              --           75,000
Net loss                                      --              --        (553,096)        (553,096)
                                      ----------      ----------      ----------       ----------
Balance at January 31, 2001           $   28,791       1,256,084      (1,348,739)         (63,864)
                                      ==========      ==========      ==========       ==========


See accompanying notes to consolidated financial statements

                     AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                      Years ended January 31, 2001 and 2000

                                                                                    YEAR ENDED
                                                                             -------------------------
                                                                            JANUARY 31,     JANUARY 31,
                                                                                2001            2000
                                                                             ---------       ---------
Cash flows used in operating activities:
     Net loss                                                                $(553,096)       (728,849)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                                      172,417          83,919
            Loss on disposal of equipment                                          859              --
            Cash provided by (used in) changes in assets
                and liabilities:
                   Accounts receivable                                          (6,351)         (6,288)
                   Inventory                                                    58,077         (14,075)
                   Other assets                                                 18,041         (18,041)
                   Accounts payable and accrued expenses                        87,562          16,923
                   Unearned revenue                                               (965)          3,000
                   Due to/from related parties                                   3,487          (3,234)
                                                                             ---------       ---------
                   Net cash used in operating activities                      (219,969)       (666,645)
                                                                             ---------       ---------

Cash flows provided by (used in) investing activities:
     Proceeds from sale of equipment                                             4,095              --
     Capital expenditures                                                         (418)        (93,136)
                                                                             ---------       ---------
                   Net cash provided by (used in) investing activities           3,677         (93,136)
                                                                             ---------       ---------

Cash flows from financing activities:
     Principal payments on notes payable to related parties                         --         (34,304)
     Proceeds from issuance of common stock                                     75,000         935,292
                                                                             ---------       ---------
                   Net cash provided by financing activities                    75,000         900,988
                                                                             ---------       ---------

                   Net (decrease) increase in cash and cash equivalents       (141,292)        141,207

Cash and cash equivalents at beginning of year                                 144,011           2,804
                                                                             ---------       ---------
Cash and cash equivalents at end of year                                     $   2,719         144,011
                                                                             =========       =========
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                  $   2,718           1,720
                                                                             =========       =========

Supplemental disclosure of non-cash investing and financing activities:
     Goodwill generated from stock issued in TISH acquisition                       --         201,500
                                                                             =========       =========


See accompanying notes to consolidated financial statements.

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                            January 31, 2001 and 2000

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    DESCRIPTION OF BUSINESS

              AuctionAnything.com, Inc. (the "Company") operates a variety of internet-related services. Currently, the Company has three main revenue generating operations, which are provided collectively by AuctionAnything.com, Inc. and North Orlando Sports Promotions, Inc. ("NOSP"), a wholly owned subsidiary of AuctionAnything.com,
              Inc.: 1) Internet Business Solutions ("IBS"): a service which establishes and hosts auction and/or E-commerce web sites for other businesses and organizations primarily in both the business-to-business and business-to-consumer markets; 2) a company owned auction and/or E-commerce web site (WWW.SPORTSAUCTION.COM) that has been licensed to Memories and Memorabilia, Inc., a third party fulfillment house 3) an Internet service provider ("ISP") service, known as Tish.net. The Company remains committed to pursuing all commercial opportunities in the online business-to-consumer and business-to-business and person-to-person trading service areas.

              On February 18, 1999, the Company purchased the net assets of The Information SuperHighway Corporation ("TISH") as described in note
              3. The accompanying statements of operations include the operations of TISH from February 19, 1999 through January 31, 2001.

       (b)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements as of and for the years ended January 31, 2000 and 2001 include the accounts of the Company and NOSP. The Company acquired 100% of the stock of NOSP in the Reverse Merger described in note 3. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash equivalents.

       (d)    INVENTORIES

              Inventories were stated at the lower of cost or market at January 31, 2000. Cost was determined principally on the specific identification method. Provisions for potentially obsolete or slow-moving inventory was made based on management's analysis of inventory levels. Consignment inventory was not recorded as inventory by the Company and was not placed in an auction until the merchandise was received. If a consignment item did not sell in an auction, the Company requested that the consignor lower the minimum bid or withdraw the item from the auction.


                                                                     (Continued)

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                            January 31, 2001 and 2000


              The Company's inventories were liquidated during the year ended January 31, 2001, and the related services were licensed to a third party fulfillment house.

       (e)    EQUIPMENT

              Equipment is stated at cost less accumulated depreciation. Depreciation of equipment is computed using the straight-line method over its estimated useful life of 3 years. For the years ended January 31, 2001 and 2000, depreciation expense was recorded in the amount of $32,486 and $22,350, respectively.

       (f)    INCOME TAXES

              The Company was considered an S-corporation for federal income tax purposes through March 9, 1999. As such, the Company was not subject to federal income taxes directly; income or loss of the Company were passed through to the individual stockholders. As such, effective March 10, 1999, the Company became a C-corporation for federal income tax purposes.

              The Company files consolidated income tax returns. The Company's policy is to apply inter-corporate tax allocations using the "separate return method." All amounts due from subsidiaries as calculated under the "separate return method" have been eliminated as part of the consolidation process.

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

       (g)    REVENUE RECOGNITION

              The Company earns revenues for IBS services either through a monthly licensing fee or as a percentage of the customer's successful sales through the customer's web site. Licensing fee revenues are recognized on a pro-rata basis, and percentage revenues are recognized upon verification of a successful sale.

              Licensing and Internet service revenues are recognized on a pro rata basis over the term of the contract.


                                                                     (Continued)

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                            January 31, 2001 and 2000


       (h)    EARNINGS PER SHARE

              The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded form the calculation if their effect is antidilutive. The Company did not have any potentially dilutive common shares for the year ended January 31, 2000. For the year ended January 31, 2001, 75,000 outstanding options for common stock were excluded from the calculation of net loss per share since their inclusion would be antidilutive.

       (i)    STOCK OPTION PLAN

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

       (j)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (k)    RECLASSIFICATIONS

              Certain January 31, 2000 amounts have been reclassified to conform with the January 31, 2001 presentation.


                                                                     (Continued)

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                            January 31, 2001 and 2000


(2)    RELATED PARTY TRANSACTIONS

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

       During the year ended January 31, 2001, the Company recorded approximately $3,500 in bad debt expense related to an amount due from a related party deemed uncollectible.

(3)    ACQUISITIONS

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

       Prior to the Reverse Merger, NOSP acquired the net assets of TISH in exchange for approximately 208 shares of NOSP common stock. These shares were exchanged for 7,059,745 shares of the Company's Common Stock as part of the Reverse Merger. The acquisition was accounted for as a purchase. On the date of the acquisition, the net assets of TISH were approximately $10,000 and goodwill of approximately $202,000 was recorded. The Company is amortizing this goodwill on a straight line basis. The original useful life of the goodwill was three years. During the year ended January 31, 2001, the Company evaluated the estimated useful life of this intangible asset and revised the estimated useful live to two years. The amortization has been included in the Statement of Operations under the heading of depreciation and amortization expense. Amortization expense for the years ended January 31, 2001 and 2000, amounted to $139,931 and $61,569, respectively.


                                                                     (Continued)

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                            January 31, 2001 and 2000


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

(4)    LEASES

       During the year ended January 31, 2000, the Company entered into an operating lease for office space. The future minimum lease payments under these non-cancelable operating leases are as follows:

                                                                 OPERATING
                              YEAR ENDING JANUARY 31,              LEASES
                              -----------------------          -------------

                                   2002                        $       2,307
                                                               =============

Rent expense for the years ended January 31, 2001 and 2000 amounted to $11,740 and $8,958, respectively.

(5)    STOCK OPTION PLAN

       On August 21, 2000, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Committee appointed by the Board of Directors may grant options to officers and key employees. The Plan authorizes grant of options to purchase up to 10,000,000 shares of authorized but unissued common stock.

       The exercise price, term and vesting schedule for options granted under the Plan are set by the Committee, subject to certain limitations. Under the Plan, the exercise price of the options may not be less than the fair market value of the share of common stock at the grant date (110% if the incentive stock option ("ISO") is granted to a greater than 10% stockholder) and the term of an option may not exceed 3 years (10 years if an ISO is granted to a greater than 10% stockholder.) Options generally terminate three months after the termination of the option holder's employment unless terminated for cause.



                                                                     (Continued)

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                            January 31, 2001 and 2000


       Stock option activity during the period is indicated as follows:

                                                                WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                   ----------      ----------

             Balance at January 1, 2000                    --      $       --
             Granted                                1,000,000            0.20
             Exercised                                     --              --
             Forfeited                                750,000            0.20
             Expired                                       --              --
             Balance at January 1, 2001               250,000            0.20
                                                   ==========

             Weighted average fair value of options granted and
                not forfeited during year                          $   65,256
                                                                   ==========

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                         YEAR ENDED JANUARY
                                                                               31, 2001
                                                                           --------------
             Net loss available to common stockholders - as reported       $    (548,056)
             Net loss available to common stockholders - pro forma         $    (613,312)
             Net loss per share - as reported                              $      (0.019)
             Net loss per share - pro forma                                $      (0.021)

       The effects of applying SFAS No. 123 for the presentation of pro forma disclosures are not necessarily indicative of the effects on reported net income for future years.


                                                                     (Continued)

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                            January 31, 2001 and 2000


       The fair value of the options granted were estimated using the Black-Scholes option pricing model as of the date of grant with the following assumptions:

                Expected dividend yield                               0.0%
                Risk-free interest rate                               4.5%
                Expected volatility                                  80.0%
                Term (vesting period- in years)                          1

(6)    INCOME TAXES

The following is a reconciliation between expected income tax benefit and actual using the applicable statutory federal income tax rate for the period ended January 31, 2001.

                   Expected tax benefit                  $ (188,050)
                   Change in valuation allowance            154,200
                   Goodwill amortization                     47,580
                   State benefit                            (14,840)
                   Other                                      1,110
                                                         ----------

                                                         $       --
                                                         ==========

The tax effect of temporary differences that give rise to the deferred tax assets as of January 31, 2001 are as follows:

                   Deferred tax asset:
                       Net operating loss carryforward   $  404,100
                       Less valuation allowance             404,100
                                                         ----------

                   Net deferred tax asset                $       --
                                                         ==========

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


                                                                     (Continued)

                            AUCTIONANYTHING.COM, INC.

                              Financial Statements

                     January 31, 2001, and January 31, 2000

(7)    LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, since inception, the Company's operating and investing activities have used more cash than they have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, the Company expects to continue to experience significant negative operating and investing cash flows for the foreseeable future. The Company may need to raise additional capital in the future to meet the operating and investing cash requirements. The Company may not be able to find additional financing, if required, on favorable terms or at all. If additional funds are raised through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock, and the stockholders may experience additional dilution to their equity ownership. Since there are no assurance that such financing will be available when and as needed to satisfy current obligations, substantial doubt exists as to whether the Company will continue as a going concern.

(8)    SUBSEQUENT EVENT

On May 2, 2001, the Company executed a letter of intent to acquire Disease S.I., Inc. ("DSI") in a reverse merger acquisition. Under terms of the letter of intent, shareholders of DSI would acquire 67.6% of the issued and outstanding shares of the Company's common stock. If this transaction is consummated, and there can be no assurances that it will be consummated, the shareholders of DSI will have majority control of the Company.


                                                                     (Continued)

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following presents directors, executive officers, promoters and control persons of the Company as of January 31, 2001:

NAME                        AGE      TITLE                        TERM OF OFFICE
--------------------------------------------------------------------------------

Martin M. Meads             39       Chief Executive Officer      Indefinite
                                     Treasurer                    Indefinite
                                     Director                     1 Year

Raymond J. Hotaling III     34       President                    Indefinite
                                     Secretary                    Indefinite
                                     Director                     1 Year

Dennis A. Kurir   *         54       Director                     1 Year


* Note - Mr. Kurir resigned as a Company director on March 2, 2001

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

Dennis A. Kurir was a Director of the Company until March 2, 2001 on which day he resigned from the Board. He previously served as the Company's Chief Executive Officer until February 9, 2000. Mr. Kurir had also served as the Chief Executive Officer of NOSP until he was terminated by the Company on June 8, 2000, a position that he had held since 1995. From 1994 to 1995, Mr. Kurir served as the Orlando Print Show Manager, the North Florida Vice President of Operations and then the Membership Director of the Printing Association of Florida. Mr. Kurir


                                                                     (Continued)
graduated from Michigan Technological University in 1967 with a B.S. in biological sciences. In 1971, after service in the United States Army during the Vietnam War, he earned his M.B.A. from Michigan Technological University.

As of January 31, 2001, there were no family relationships among the directors and executive officers. Further, to the knowledge of Management, no director, executive officer, promoter or control person has been involved in any legal proceedings during the past five years that are material to an evaluation of the ability or integrity of such director, person nominated to become a director, executive officer, promoter or control person of the Company. None of the individuals listed in this Item 9 has had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of such bankruptcy, if any, or within two years prior to that time. No director, executive officer, promoter or control person was or has been convicted in a criminal proceeding or is subject to a pending criminal proceeding or subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, borrowing, or otherwise limiting his or her involvement in any type of business, securities or banking activities. No director, executive officer, promoter or control person has been found by a court of competent jurisdiction in a civil action to have violated federal or state securities or commodities laws.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Raymond J. Hotaling III, Dennis A. Kurir, and Martin M. Meads each filed Initial Statements of Beneficial Ownership of Securities on Form 3 on May 5, 2000.


                                                                     (Continued)

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the last fiscal year to the officers of the Company. Due to the termination of Dennis A. Kurir on June 8,2000, the following table reflects his compensation for services provided through this termination date. After this date, he earned no compensation in any capacity from the Company, even though he remained as a Company director until March 2, 2001. All of the current executive officers of the Company have served since March 10, 1999.

------------------------------------------------------------------------------------------------------------------------------------
                                         ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                               -----------------------------------------------------------------------------------------------------
                                                                            AWARDS                       PAYOUTS
------------------------------------------------------------------------------------------------------------------------------------
                                                                    RESTRICTED   SECURITIES UNDERLYING     LTIP        ALL OTHER
NAME & PRINCIPLE POSITION (a)  YEAR(b) SALARY(c) BONUS(d)  TOTAL  STOCK AWARDS(f)  OPTIONS/SARS(#)(g)  PAYOUTS($)(h) COMPENSATION(i)
------------------------------------------------------------------------------------------------------------------------------------
Martin M. Meads, CEO              00   $23,500      -     $23,500     - 0 -              - 0 -            - 0 -          - 0 -

------------------------------------------------------------------------------------------------------------------------------------
Raymond J. Hotaling, President    00   $32,000      -     $32,000     - 0 -              - 0 -            - 0 -          - 0 -

------------------------------------------------------------------------------------------------------------------------------------
Dennis A. Kurir, CEO Emeritus     00   $19,938      -     $19,938     - 0 -              - 0 -            - 0 -          - 0 -
------------------------------------------------------------------------------------------------------------------------------------



                                                                     (Continued)

EMPLOYMENT CONTRACTS

As of January 31, 2001 there are no existing employment contracts.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Based on information from the Company's transfer agent, the Company believes that the following individuals/entities hold five percent (5%) or more of the outstanding voting stock of the Company as of February 21, 2001. No other individual or any group is known to the Company to be the beneficial owner of more that five percent (5%) of any class of the Company's voting securities.

                           NAME AND ADDRESS                   AMOUNT AND NATURE                  % OF
TITLE OF CLASS             OF BENEFICIAL OWNER                OF BENEFICIAL OWNER                CLASS
----------------------------------------------------------------------------------------------------------
                           Raymond J. Hotaling
Common Stock               35 West Pine St. Ste. 227          8,471,694 owned directly           29.4%
                           Orlando, FL  32801

                           Martin M. Meads
Common Stock               35 West Pine St. Ste.227           7,059,745 owned directly           24.5%
                           Orlando, FL  32801

                           Dennis A. Kurir
Common Stock               5703 Red Bug Lake, Box 226         1,571,694 owned directly            5.5%
                           Orlando, FL  32708

                           Transatlantic Finance LTD
Common Stock               5703 Red Bug Lake, Box 226         6,900,000 owned directly           24.0%
                           Orlando, FL  32708

(b) As of January 31, 2001 all management shareholders of record are shown above in (a). The number of shares of Common Stock owned by all officers and directors as a group (directly or indirectly as of January 31, 2001) is believed by management to be 24,003,133 shares, or approximately 83.4% of the outstanding shares of Common Stock. The Company believes that Dennis A. Kurir has had, and continues to have, an active interest in Transatlantic Finance LTD, and therefore believes that these shares should be included in this total.

(c) As stated in Item 6 above, the Company's inability to generate positive cash flow has forced the Company to pursue all possible financing alternatives, including the sale of the Company, a merger or a reverse merger. On May 2, 2001, the Company executed a Letter of Intent to acquire Disease S. I., Inc. Under the terms of the letter, if the contemplated transaction is consummated, and there can be no assurances that it will be consummated, shareholders of Disease S.I., Inc. would acquire 60,000,000 shares of the Company's Common Stock, pending Company action to increase the total number of authorized shares from 50,000,000 (which is the total number of authorized shares as of May 2, 2001) to 100,000,000. If this transaction is completed, shareholders of Disease S.I., Inc. would acquire approximately 67.6% of the issued and outstanding shares of the Company's Common Stock. If this transaction is completed, the shareholders of Disease

         S.I., Inc. will have majority control of the Company, thereby effecting a change in control of the Company.


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

         11 Statement re: computation of per share earnings (INCLUDED IN FINANCIAL STATEMENTS IN PART II, ITEM 7, HEREOF)

         21       Subsidiaries of the registrant (FILED HEREWITH)



    (b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the last quarter of the fiscal year ENDED January 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUCTIONANYTHING.COM, INC.

By: /s/ MARTIN M. MEADS
    ----------------------------------------
       Martin M. Meads, CEO

Date: May 14, 2001



In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                              DATE
---------                                            -----                              ----
/s/ MARTIN M. MEADS                                  Chief Executive Officer,           May 14, 2001
----------------------------------                   Treasurer & Director
Martin M. Meads



/s/ RAYMOND J. HOTALING III                          President, Secretary               May 14, 2001
----------------------------------                   & Director
Raymond J. Hotaling III

                                  EXHIBIT INDEX

         EXHIBIT NO.                EXHIBIT
         -----------                -------

             21       Subsidiaries of the registrant (FILED HEREWITH)