Form 10QSB
period 2001-04-30
AUCTION ANYTHING COM INC
filed 2001-06-18
CIK 1097718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

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


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 41,978,306 shares of common stock, $0.001 par value as of June 1, 2001.

Transitional Small Business Disclosure Format (check one);
Yes [ ]    No  [X]

                            AUCTIONANYTHING.COM, INC.

                                      INDEX


PART 1.  FINANCIAL INFORMATION                                                 2

Item 1.  Financial Statements

         Balance Sheet - April 30, 2001                                        3

         Statements  of  Operations  (unaudited)  for the
          Three Months Ended April 30, 2001 and 2000                           4

         Statement of Cash Flows  (unaudited)  for the Three
          Months Ended April 30, 2001 and 2000 and                             5

         Notes to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                           7-8

PART II. OTHER INFORMATION

Item 5.    Other Information

Item 6.    Exhibits and reports on Form 8-K                                    9
Signatures                                                                    10

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

Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended January 31, 2001.

                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                 April 30, 2001
                                    Unaudited


                                     Assets
Current assets:
                 Cash and cash equivalents                      $         4,251
                 Accounts receivable                                     18,428
                 Other assets                                             5,000
                                                                ----------------
                               Total current assets                      27,679

Equipment, less accumulated depreciation of  $71,469                     36,091
                                                                ----------------
                                                                $        63,770
                                                                ================
                      Liabilities and Stockholders' Deficit
Current liabilities:
                 Accounts payable and accrued expenses          $       148,718
                 Unearned revenue                                         2,035
                                                                ----------------
                               Total current liabilities                150,753
                                                                ----------------



Stockholders' deficit:
                 Common stock, par value $.001; 50,000,000
                         shares authorized, 28,790,696
                         issued and outstanding                          28,791
                 Additional paid-in capital                           1,256,084
                 Accumulated deficit                                 (1,371,858)
                                                                ----------------
                               Total stockholders'  deficit             (86,983)
                                                                ----------------
                                                                $        63,770
                                                                ================

See accompanying notes to financial statements.

                            AUCTIONANYTHING.COM, INC.
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                             Three Months Ended              Three Months Ended
                                                                April 30,                         April 30,
                                                                   2001                              2000
                                                       ---------------------------------------------------------------
Revenues:
       Auction sales                                 $                       --                              66,900
       Internet service revenue                                             6,720                            12,123
       Internet business solutions                                         15,382                             6,621
       Custom development fees                                              8,450                              --
                                                       ---------------------------------------------------------------
                                                                           30,552                            85,644

Cost of sales                                                                --                              54,253
Cost of services                                                            7,022                             7,883
                                                       ---------------------------------------------------------------
                                                                            7,022                            62,136
                                                       ---------------------------------------------------------------
                     Gross profit                                          23,530                            23,508

Operating  expenses:
       Salaries and employee benefits                                      39,935                           115,145
       Professional fees                                                   12,732                            60,423
       Other selling, general and administrative                           (6,301)                           10,706
       Depreciation and amortization                                        5,354                            23,284
       Advertising                                                             17                            13,207
       Insurance                                                               46                            13,774
                                                       ---------------------------------------------------------------
                     Total operating expenses                              51,783                           236,539
                                                       ---------------------------------------------------------------
                     Operating loss                                       (28,253)                         (213,031)
Other income                                                                   95                             1,448
                                                       ---------------------------------------------------------------
                     Net loss                        $                    (28,158)                         (211,583)
                                                       ===============================================================
Weighted average shares outstanding                                    28,790,696                        28,238,980
                                                       ===============================================================
Loss per share - basic and diluted                   $                      (0.01)                            (0.07)
                                                       ===============================================================

See accompanying notes to financial statements.


                    AUCTIONANYTHING.COM, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                 Three months          Three months
                                                                                     ended                ended
                                                                                   April 30,            April 30,
                                                                                     2001                  2000
                                                                                ----------------     -----------------
Cash flows used in operating activities:
    Net loss                                                                    $       (28,158)             (211,583)
    Adjustments to reconcile net loss to net cash provided by (used in)
       Operating activities:
          Depreciation and amortization                                                   5,354                23,284
          Changes in assets and liabilities:
             Accounts receivable                                                         (5,789)                3,478
             Inventory                                                                     --                  55,686
             Other assets                                                                    40                13,502
             Accounts payable and accrued expenses                                       30,085                62,978
             Unearned revenue                                                              --                    (203)
                                                                                ----------------     -----------------
                Net cash provided by (used in) operating activities                       1,532               (52,858)
                                                                                ----------------     -----------------
Cash flows used in investing activities:
    Capital expenditures                                                                   --                  (1,139)
                                                                                ----------------     -----------------
                Net cash used in investing activities                                      --                  (1,139)
                                                                                ----------------     -----------------
                Net increase (decrease) in cash and cash equivalents                      1,532               (53,997)
Cash and cash equivalents at beginning of period                                          2,719               144,011
                                                                                ----------------     -----------------
Cash and cash equivalents at end of period                                      $         4,251                90,014
                                                                                ================     =================
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $            95                 1,448
                                                                                ================     =================


See accompanying notes to financial statements.

                            AuctionAnything.com, Inc.
                         Notes to Condensed Consolidated
                 Financials Statements Three months ended April
                 30, 2001 and three months ended April 30, 2000
                                    unaudited

Summary of Significant Accounting Policies

General

The accompanying unaudited condensed consolidated financial statements as of April 30, 2001 and for the three months ended April 30, 2001 should be read in conjunction with the Company's audited financial statements for the year ended January 31, 2001.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue operations on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has an accumulated deficit of ($1,371,858) as of April 30, 2001. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company's ability to attain profitable operations is contingent upon its ability to grow its business.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

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

Financial Condition and Changes in Financial Condition

As a result of the Company's focus on the business development of its Internet Business Solutions (IBS) suite of products, significant decreases in Internet service (ISP) have been realized during the three months ended April 30, 2001. The Company's financial position and results of operations are subject to fluctuations due to a variety of factors. The Company's historical results of operations are not necessarily indicative of future results.

Comparison of three months ended April 30, 2001 and April 30, 2000
------------------------------------------------------------------

Auction Sales

Auction sales decreased from $66,900 during the three months ended April 30, 2000 to $0 during the three months ended April 30, 2001. This decrease resulted principally from the discontinuation of this portion of its business.

Internet Service Revenue

Internet service revenue decreased from $12,123 during the three months ended April 30, 2000 to $6,720 during the three months ended April 30, 2001. This decrease resulted principally from decreased volume of ISP clients as a result of the Company's planned discontinuation in this portion of its business.

Internet Business Solutions

Internet Business Solutions revenue increased from $6,621 during the three months ended April 30, 2000 to $15,382 during the three months ended April 30, 2001. This increase resulted primarily from the Company's focus on the growth of this portion of its business.

Custom Development Fees

Custom Development Fees revenue increased from $0 during the three months ended April 30, 2000 to $8,450 during the three months ended April 30, 2001. This increase resulted primarily from the introduction of the Internet Business Solutions and the increased need for site customization from the Company's clients.

Cost of Sales and Cost of Internet Connections

Cost of sales decreased from $54,253 during the three months ended April 30, 2000 to $0 during the three months ended April 30, 2001. This decrease resulted from the Company's discontinuance of the auction sales portion of its business. Cost of services decreased from $7,883 for the three months ended April 30, 2000 to $7,022 for the three months ended April 30, 2001. The decrease resulted from the cancellation of some line hook-ups no longer necessary as the number of clients in this portion of the business is decreasing.

Operating Expenses

Operating expenses decreased from $236,539 during the three months ended April 30, 2000 to $51,783 during the three months ended April 30, 2001. The decrease resulted principally from the decrease in salaries and employee benefits from $115,145 during the three months ended April 30, 2000 to $39,935 during the three months ended April 30, 2001. This decrease is due to the discontinuation of the auction sales portion of the business and the elimination of personnel necessary to manage the auctions and inventory. As of April 30, 2000 there were 11 employees and as of April 30, 2001 there were 3 employees.

Advertising fees decreased from $13,207 during the three months ended April 30, 2000 to $17 during the three months ended April 30, 2001. Professional fees decreased from $60,423 during the three months ended April 30, 2000 to $12,732 during the three months ended April 30, 2001. Insurance expense decreased from $13,774 during the three months ended April 30, 2000 to $46 during the three months ended April 30, 2001. Each of these decreases is due to the discontinuation of the auction sales portion of the business and the associated administrative costs.

Depreciation and amortization expense decreased from $23,284 during the three months ended April 30, 2000 to $5,354 during the three months ended April 30, 2001. This decrease is primarily due to the full amortization of goodwill taken at fiscal year end January 31, 2001.

Other Income

Other income decreased from $1,448 during the three months ended April 30, 2000 to $95 during the three months ended April 30, 2001. This decrease was the result of a reduced amount of Company funds deposited in interest bearing checking accounts.

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

Liquidity and Capital Resources

Since inception, the Company's operating and investing activities have used more cash than they have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, the Company expects to continue to experience significant negative operating and investing cash flows for the foreseeable future. Subsequently the Company may need to raise additional capital in the form of another private placement to meet the immediate operating and investing cash requirements. The Company may also seek outside funding, if necessary, to meet the long-term goals of the Company in regard to its growth. If additional funds are raised through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock, and the stockholders may experience additional dilution to their equity ownership.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities

Not applicable

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

In May 2001, the Company, repurchased an aggregate of 8,021,694 shares of its common stock owned from Dennis Kurir, a former director of the Company, and a company which he controls, for an aggregate purchase price of $140,000. These shares have been cancelled and returned to the treasury of the Company with the status of authorized but unissued shares.

In conjunction with this repurchase, the Company borrowed $140,000 from two unaffiliated third parties to fund the amounts paid to Mr. Kurir and his affiliated company. The Company has issued two unsecured demand promissory notes in the principal amount of $70,000, bearing interest at 9% per annum, to each of these lenders.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         None


(b) Reports on Form 8-K

The Company filed a Form 8-K on June 6, 2001 disclosing an Agreement and Plan of Reorganization and Stock Purchase Agreement with Disease S.I., Inc.

The Company filed a Form 8-K on June 7, 2001 to report the dismissal of KPMG LLP as independent auditors of the Company. The Company appointed Feldman Sherb Co., P.C. as independent auditors effective June 4, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUCTIONANYTHING.COM, INC.



by /s/Brian S. John
-----------------------------
Brian S. John, Vice President



Date: June 18, 2001