Form 10KSB/A
period 2001-01-31
AUCTION ANYTHING COM INC
filed 2001-08-16
CIK 1097718

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                    to
                                       ------------------    -------------------

         Commission file number 000-27865

                             Disease Sciences, Inc.
                 (Name of small business issuer in its charter)

                                    Delaware
             ------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   13-2640971
                      (I.R.S. Employer Identification No.)

               20283 State Road 7, Suite 400, Boca Raton, FL 33498 (Address of principal executive offices)(Zip Code)

                     Issuer's telephone number 561-487-3655

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                              (Title of each class)

                    Name of each exchange on which registered

                                 not applicable

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

         Disease Sciences, Inc., formerly known as AuctionAnything.com, Inc. (the "Company"), hereby amends its Annual Report on Form 10-KSB for the year ended January 31, 2001 to substitute the audited consolidated balance sheets of the Company as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended, included therein and which had been reported upon by KPMG, LLC, the Company's former independent auditors, with the attached consolidated balance sheets of as of January 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended which have been reported on by Feldman Sherb & Co., P.C., the Company's current independent auditors. All references to KPMG, LLP in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2001 are hereby deleted and the firm of Feldman Sherb & Co., P.C. is substituted therefor. On June 7, 2001 the Company filed a Report on Form 8-K with the SEC disclosing its change in independent auditors. There are no changes in the financial statement included herein from the financial statements reported upon by KPMG, LLP which were included in the Company's Annual Report on Form 10-KSB. The Company elected to have Feldman Sherb & Co. P.C. reaudit the Company's financial statements for the fiscal years ended January 31, 2001 and 2000, for ease of review by its current auditors in future periods.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DISEASE SCIENCES, INC.
(FORMERLY AUCTIONANYTHING.COM, INC.)

Independent Auditors' Report...............................................F-2

Consolidated Balance Sheets................................................F-3

Consolidated Statements of Operations......................................F-4

Consolidated Statement of Stockholders' Deficit............................F-5

Consolidated Statements of Cash Flows......................................F-6

Notes to Consolidated Financial Statements..........................F-7 - F-15

                          INDEPENDENT AUDITORS' REPORT


To the shareholders
Disease Sciences, Inc. and Subsidiary:
(formerly AuctionAnything.com, Inc.)

We have audited the accompanying consolidated balance sheets of Disease Sciences, Inc. (formerly AuctionAnything.com, Inc.) and subsidiary as of January 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Disease Sciences, Inc. (formerly AuctionAnything.com, Inc.) and subsidiary at January 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    /s/Feldman Sherb & Co., P.C.
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

August 15, 2001
New York, NY

                                  DISEASE SCIENCES, INC.
                    (FORMERLY AUCTIONANYTHING.COM, INC. AND SUBSIDIARY)

                               CONSOLIDATED BALANCE SHEETS

                               JANUARY 31, 2001 AND 2000



                                                                     2001            2000
                                                                 -------------    ------------

                                        ASSETS
Current assets:
     Cash and cash equivalents                                   $      2,719     $   144,011
     Accounts receivable                                               12,639           6,288
     Inventories                                                            -          58,077
     Other assets                                                           -          18,041
     Due from related party                                                 -           3,487
                                                                 -------------    ------------
                                                                       15,358         229,904

Equipment, net of accumulated depreciation of
     $66,116 and $54,563, respectively                                 41,445          78,467

Goodwill, net                                                               -         139,931
                                                                 -------------    ------------

                                                                 $     56,803     $   448,302
                                                                 =============    ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                       $    118,632     $    31,070
     Unearned revenue                                                   2,035           3,000
                                                                 -------------    ------------
                                                                      120,667          34,070
                                                                 -------------    ------------

Stockholders' deficit:
     Common stock, par value $.001; 50,00,000 shares
         authorized, 28,790,696 and 28,321,946 issued and
         outstanding, respectively                                     28,791          28,322
     Additional paid-in capital                                     1,256,084       1,181,553
     Accumulated deficit                                           (1,348,739)       (795,643)
                                                                 -------------    ------------
         Total stockholders' deficit                                  (63,864)        414,232
                                                                 -------------    ------------

                                                                 $     56,803     $   448,302
                                                                 =============    ============


                 See accompanying notes to consolidated financial statements
                                           F-3

                               DISEASE SCIENCES, INC.
                 (FORMERLY AUCTIONANYTHING.COM, INC. AND SUBSIDIARY)

                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Year Ended January 31,
                                                       ------------------------------
                                                           2001             2000
                                                       -------------    -------------

Revenues:
     Auction sales                                     $     74,151     $    519,033
     Internet business solutions                             58,820            8,685
     Internet service revenue                                36,260           71,754
     Custom development fees                                 26,475                -
     Commission sales                                             -            4,015
                                                       -------------    -------------
                                                            195,706          603,487
                                                       -------------    -------------

Cost of sales                                                59,083          514,268
Cost of services                                             28,130                -
                                                       -------------    -------------
                                                             87,213          514,268
                                                       -------------    -------------

                                                            108,493           89,219
                                                       -------------    -------------

Operating expenses:
     Salaries and employee benefits                         306,310          410,743
     Professional fees                                      102,323          120,345
     Other selling, general and administrative              218,920          185,162
     Advertising                                             17,512           75,647
     Insurance                                               18,383           37,566
                                                       -------------    -------------
                                                            663,448          829,463
                                                       -------------    -------------

Operating loss                                             (554,955)        (740,244)

Other income                                                  2,718           12,856
Capital gains (losses)                                         (859)               -
Interest expense                                                  -           (1,461)
                                                       -------------    -------------

Net loss                                               $   (553,096)    $   (728,849)
                                                       =============    =============

Loss per share                                         $      (0.02)    $      (0.03)
                                                       =============    =============

Weighted average shares outstanding -
     basic and diluted                                   28,588,693       27,537,863
                                                       =============    =============


             See accompanying notes to consolidated financial statements
                                        F-4

                                                 DISEASE SCIENCES, INC.
                                  (FORMERLY AUCTIONANYTHING.COM, INC. AND SUBSIDIARY)

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT



                                        Common Stock                  Additional         Total
                                       ----------------------------     Paid-in       Accumulated       Stockholders
                                          Shares         Amount         Capital         Deficit           Deficit
                                       -------------   ------------   ------------   ---------------   ---------------

Balance, January 31, 1999                   500,000    $       500    $    72,500    $      (66,794)   $        6,206

Capital contribution acquisition         27,822,000         27,822      1,109,053                 -         1,136,875
Net loss                                          -              -              -          (728,849)         (728,849)
                                       -------------   ------------   ------------   ---------------   ---------------

Balance, January 31, 2000                28,322,000         28,322      1,181,553          (795,643)          414,232

Capital contribution acquisition            469,000            469         74,531                 -            75,000
Net loss                                          -              -              -          (553,096)         (553,096)
                                       -------------   ------------   ------------   ---------------   ---------------

Balance, January 31, 2001                28,791,000    $    28,791    $ 1,256,084    $   (1,348,739)   $      (63,864)
                                       =============   ============   ============   ===============   ===============



                           See accompanying notes to consolidated financial statements
                                                        F-5

                                            DISEASE SCIENCES, INC.
                             (FORMERLY AUCTIONANYTHING.COM, INC. AND SUBSIDIARY)

                                   CONSOLDIDATED STATEMENTS OF CASH FLOWS



                                                                                    Year Ended January 31,
                                                                                  ----------------------------
                                                                                     2001            2000
                                                                                  ------------    ------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net loss                                                                     $  (553,096)    $  (728,849)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
         Depreciation and amortization                                                172,417          83,919
         Loss on disposal of equipment                                                    859               -
         Changes in assets and liabilities:
            Accounts receivable                                                        (6,351)         (6,288)
            Inventory                                                                  58,077         (14,075)
            Other assets                                                               18,041         (18,041)
            Accounts payable and accrued expenses                                      87,562          16,923
            Unearned revenue                                                             (965)          3,000
            Due to/from related parties                                                 3,487          (3,234)
                                                                                  ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                                (219,969)       (666,645)
                                                                                  ------------    ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                    4,095               -
     Capital expenditures                                                                (418)        (93,136)
                                                                                  ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     3,677         (93,136)
                                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable to related parties                                 -         (34,304)
     Proceeds from issuance of common stock                                            75,000         935,292
                                                                                  ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              75,000         900,988
                                                                                  ------------    ------------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                      (141,292)        141,207

CASH AND CASH EQUIVALENTS - beginning of year                                         144,011           2,804
                                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS - end of year                                           $     2,719     $   144,011
                                                                                  ============    ============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                       $     2,718     $     1,720
                                                                                  ============    ============

Supplemental disclosure of noncash investing and financing activities:
     Goodwill generated from stock issued in TISH acquisition                     $         -     $   201,583
                                                                                  ============    ============

                        See accompanying notes to consolidated financial statements
                                                  F-6

                             DISEASE SCIENCES, INC.
               (FORMERLY AUCTIONANYTHING.COM, INC. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000


1)       DESCRIPTION OF BUSINESS

              AuctionAnything.com, Inc. (the "Company") operates a variety of internet-related services. Currently, the Company has three main revenue generating operations, which are provided by the Company and North Orlando Sports Promotions, Inc. ("NOSP"), a wholly owned subsidiary of the Company: 1) Internet Business Solutions ("IBS"): a service which establishes and hosts auction and/or E-commerce web sites for other businesses and organization primarily in both the business-to-business and business-to-consumer markets; 2) a company owned auction and/or E-commerce website (WWW.SPORTSAUCTION.COM) that has been licensed to Memories and Memorabilia, Inc., a third party fulfillment house; 3) an Internet service provider ("ISP") service, known as Tish.net. The Company remains committed to pursuing all commercial opportunities in the online business-to-consumer and business-to-business and person-to-person trading service areas.

              On February 18, 1999, the Company purchased the net assets of The Information Superhighway Corporation ("TISH") as described in Note
              4. The accompanying statements of operations include the operations of TISH from February 19, 1999 through January 31, 2001.

              On May 23, 2001, the Company executed an Agreement and Plan of Reorganization and Stock Purchase Agreement (the "Agreement") with Disease S.I., Inc., a Florida corporation. Under the terms of the Agreement the Company acquired 100% of the issued and outstanding stock of Disease S.I., Inc. in exchange for 60,000,000 shares of the Company's common stock. The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Disease S.I., Inc., pursuant to which Disease S.I., Inc. is treated as the continuing entity.

              On June 26, 2001, with the approval of the shareholders the Company changed its name to Disease Sciences, Inc.

               On July 24, 2001, the Company sold North Orlando Sports Promotions, Inc., in exchange for the assumption of all liabilities related to North Orlando and its operations estimated at approximately $112,000, which included the forgiveness of $91,500 in accrued compensation. Included in the sale along with the capital stock of North Orlando were fixed assets, rights to several domain names and various contractual rights and obligations.

2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a) Principles of Consolidation - The consolidated financial statements as of and for the years ended January 31, 2001 and 2000 include all the accounts of the Company and NOSP. The Company acquired 100% of the stock of NOSP in the Reverse Merger described in Note 4. All significant intercompany balances and transactions have been eliminated in consolidation.

        b) Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash equivalents.

        c) Inventories - Inventories were stated at the lower of cost or market at January 31, 2000. Cost was determined principally on the specific identification method. Provisions for potentially obsolete or slow-moving inventory was made based on management's analysis of inventory levels. Consignment inventory was not recorded as inventory by the Company and was not placed in auction until the merchandise was received. If a consignment item did not sell in an auction, the Company requested that the consignor lower the minimum bid or withdraw the item from the auction.

               The Company's inventories were liquidated during the year ended January 31, 2001, and the related services were licensed to a third party fulfillment house.

        d) Equipment - Equipment is stated at cost less accumulated depreciation. Depreciation of equipment is computed using the straight-line method over its estimated useful life of 3 years. For the years ended January 31, 2001 and 2000, depreciation expense was recorded in the amount of $32,486 and $22,350, respectively.

        e) Income Taxes - The Company was considered an S-corporation for federal income tax purposes through March 9, 1999. As such, the Company was not subject to federal income taxes directly; income or loss of the Company were passed through to the individual stockholders. As such, effective March 10, 1999, the Company became a C-corporation for federal income tax purposes.

               The Company files consolidated income tax returns. The Company's policy is to apply inter-corporate tax allocations using the "separate return method." All amounts due from subsidiaries as calculated under the "separate return method" have been eliminated as part of the consolidation process.

               Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

        f) Revenue Recognition - The Company earns revenues for IBS services either through monthly licensing fees or as a percentage of the customer's successful sales through the customer's website. Licensing fee revenues are recognized on a pro-rata basis, and percentage revenues are recognized upon verification of a successful sale.

        g) Earnings per Share - The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128"). Under the provisions of SFAS 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares outstanding consist of the common shares issuable upon the exercise of stock option and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the as-if converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. The Company did not have any potentially dilutive common shares for the year ended January 31, 2000. For the year ended January 31, 2001, 75,000 outstanding options for common stock were excluded from the calculation of net loss per share since their inclusion would be antidilutive.

        h) Stock Option Plan - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying sock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based

               Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the
               Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

        i) Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        j) Reclassification - Certain January 31, 2000 amounts have been reclassified to conform with the January 31, 2001 presentation.

        k) Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 141 ("SFAS 141"), "Business
               Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

               In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

3)       RELATED PARTY TRANSACTIONS

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

4)       ACQUISITIONS

               On March 10, 1999, the Company closed a transaction (the "Reverse Merger") by which it acquired 100% of the outstanding capital stock of NOSP, a privately held Florida corporation, form the shareholders of NOSP. As consideration for this acquisition, the Company issued 24,003,133 shares of its common stock, $.001 par value (the "Common Stock'), which amounted to approximately 85% of the Company's outstanding Common Stock, to the three former shareholders of NOSP. Also, prior to the closing of the transaction, the Company sold substantially all of its pre-acquisition assets to its majority pre-acquisition shareholder in exchange for his assignment to the Company of 747,116 share of Common Stock and his assumption of all of the Company's pre-acquisition liabilities.

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

              In anticipation of the acquisition, the Company completed a private offering of 1,000,000 units at an offering price of $.10 per unit. Each unit consisted of one share of common stock and one stock purchase warrant. Each stock purchase warrant entitled the holder to purchase three shares of common stock of the Company for $.30 per share. A total of 4,000,000 shares of common stock were issued and sold by the Company for net proceeds of approximately $935,000. The proceeds of the offering will be used for working capital and to fund the Company's expansion plans.

5)       STOCKHOLDERS' DEFICIT

              On June 6, 2001, the Company with the approval of its shareholders increased the number of authorized shares to 101,000,000. These share consist of 100,000,000 shares of common stock, $.001 par value and 1,000,000 shares of preferred stock, par value $.001.

6)       LEASES

              During the year ended January 31, 2000, the Company entered into an operating lease for office space. The future minimum lease payments under these non-cancelable operating leases are as follows:

              Year Ending January 31,

              2002     $2,307

              Rent expense for the years ended January 31, 2001 and 2000 amounted to $11,740 and $8,958, respectively.

7)       STOCK OPTION PLAN

              On August 23, 2000, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Committee appointed by the Board of Directors may grant options to officers and key employees. The Plan authorizes the grant of options to purchase up to 10,000,000 shares of the authorized but unissued common stock.

              The exercise price, term and vesting schedule for options granted under the Plan are set by the Committee, subject to certain limitations. Under the Plan, the exercise price of the options may not be less than the fair market value of a share of common stock at the grant date (110% if the incentive stock option ("ISO") is granted to a greater than 10% stockholder) and the term of an option may not exceed 3 years (10 years if an ISO is granted to a greater than 10% stockholder.) Options generally terminate three months after the termination of the option holder's employment unless terminated for cause.

              Stock option activity during the period is indicated as follows:

                                                                                           Weighted Average
                                                                        Shares              Exercise Price
                                                                   ------------------     -------------------
            Balance, January 31, 2000                                              -      $                -
            Granted                                                        1,000,000                    0.20
            Exercised                                                              -                       -
            Forfeited                                                        750,000                    0.20
            Expired                                                                -                       -
                                                                   ------------------
            Balance, January 31, 2001                                        250,000                    0.20
                                                                   ==================
            Weighted average fair value of option granted and                             $           65,256
            not forfeited during the year                                                 ===================

              The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                                         Year ended January
                                                                                              31, 2001
                                                                                        ---------------------
            Net loss available to common shareholders - as reported                 $              (553,096)
            Net loss available to common shareholders - pro forma                   $              (618,352)
            Net loss per share - as reported                                        $                (0.019)
            Net loss per share - pro forma                                          $                (0.021)

              The effects of applying SFAS No. 123 for the presentation of pro forma disclosures are not necessarily indicative of the effects on reported net income for future years.

              The fair value of the options granted were estimated using the Black-Scholes option pricing model as of the date of grant with the following assumptions:

                  Expected dividend yield              0.0%
                  Risk-free interest rate              4.5%
                  Expected volatility                 80.0%
                  Term (vesting period in years)         1

8)       INCOME TAXES

              The following is a reconciliation between expected income tax benefit and actual using the applicable statutory federal income tax rate for the period ended January 31, 2001.

            Expected tax benefit                          $            (188,050)
            Change in valuation allowance                               154,200
            Goodwill amortization                                        47,580
            State benefit                                               (14,840)
            Other                                                         1,110
                                                          ----------------------
                                                          $                   -
                                                          ======================

              The tax effect of temporary differences that give rise to the deferred tax assets as of January 31, 2001 are as follows:

            Deferred tax asset:
                Net operating loss carryforward           $             404,100
                Less valuation allowance                                404,100
                                                          ----------------------
            Net deferred tax asset                        $                   -
                                                          ======================

              In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies, as well as carryback opportunities, in making these assessments. Based upon the level of historical taxable income and projections for future taxable income over the periods in which deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of theses deductible differences. The benefit of the net operating loss carryforward might be limited due to changes in ownership as defined in the Internal Revenue Code and Regulation thereunder.

9)       LIQUIDITY

               The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course business. However, since inception, the Company's operating and investing activities have used more cash than they have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, the Company expects to continue to experience significant negative operating and investing cash flows for the foreseeable future. The Company may need to raise additional capital in the future to meet the operating and investing cash requirements. The Company may not be able to find additional financing, if required, on favorable terms or at all. If additional funds are raised through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock, and the stockholders may experience additional dilution to their equity ownership. Since there are no assurances that such financing will be available when and as needed to satisfy current obligations, substantial doubt exists as to whether the Company will continue as a going concern.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Disease Sciences, Inc. has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DISEASE SCIENCES, INC.


                                  By:      /s/ Dr. Wayne Goldstein
                                           -------------------------------------
                                           Dr. Wayne Goldstein
                                           Chief Executive Officer and President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                 Title                         Date

/s/ Dr. Wayne Goldstein            President, Chief Executive
------------------------           Officer and Director
Dr. Wayne Goldstein                                              August 15, 2001



/s/ Brian S. John                  Chief Financial Officer,
------------------------           Principal Accounting Officer
Brian S. John                      and Director                  August 15, 2001


/s/ Bryant Villeponteau            Chief Scientific Officer
------------------------           and Director
Bryant Villeponteau, Ph.D.                                       August 15, 2001