Form 10QSB
period 2001-07-31
AUCTION ANYTHING COM INC
filed 2001-09-21
CIK 1097718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                 --------------   -------------
Commission file number  0-27865

                            DISEASE SCIENCES, INC.
      (Exact name of small business issuer as specified in it charter)

              DELAWARE                              13-264091
              --------                              ---------
   (State of other jurisdiction of                  (IRS Employer
    incorporation or organization)                  Identification No.)

             20283 State Road 7 Suite 400 Boca Raton, FL 33498
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 487-3655
                                 --------------
                           (Issuer's telephone number)


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 87,439,002 shares of common stock, $0.001 par value as of September 1, 2001.

Transitional Small Business Disclosure Format (check one);
Yes [ ]    No  [X]

                             Disease Sciences, Inc.
                      (formerly "AuctionAnything.com, Inc.)

                                      INDEX


PART 1.  FINANCIAL INFORMATION                                          2

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - July 31, 2001           3

         Condensed Consolidated Statements of Operations
          (unaudited) for the Three and Six Months Ended
          July 31, 2001 and 2000                                        4

         Condensed Consolidated Statement of Cash Flows
          (unaudited) for the Six Months Ended
          July 31, 2001 and 2000 and                                    5

         Notes to Financial Statements                                 6-7

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

The results of operations for the three months and six months ended are not necessarily indicative of those for the full year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the financial position and the results of operations for the periods indicated.

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

                             DISEASE SCIENCES, INC.
                      (formerly "AuctionAnything.com, Inc.)
                        (A Development Stage Enterprise)
                                  JULY 31, 2001
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
Current assets:
     Cash                                                  $       334,272
     Investments                                                     1,500
     Other current assets                                            4,008
                                                              -------------
                                                                   339,780

Equipment                                                            1,771
                                                              -------------
                                                           $       341,551
                                                              =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                 $        14,322
     Notes payable                                                 140,000
                                                             --------------
                                                                   154,322

Stockholders' equity:
     Common stock, $.001 par value; 100,000,000 authorized,
        92,080,966 issued                                           92,081
     Treasury stock, 8,021,964 shares at cost                     (106,500)
     Additional paid in capital                                    240,155
     Accumulated deficit                                           (38,507)
                                                              -------------
        Total stockholders' equity                                 187,229
                                                              -------------
                                                           $       341,551
                                                              =============



                        See notes to financial statements
                                        3

                             DISEASE SCIENCES, INC.
                      (formerly "AuctionAnything.com, Inc.)
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               THREE AND SIXTH MONTHS ENDED JULY 31, 2001 AND 2000
                                   (UNAUDITED)


                                     Three Months Ended      Six Months Ended
                                          July 31,               July 31,
                                     2001         2000       2001        2000
                                  ---------   ----------  ---------   ---------
OPERATING EXPENSES              $   37,606    $    -      $ 38,507   $   -
                                  ---------   ----------  ---------   ---------
NET LOSS                        $  (37,606)   $    -      $(38,507)  $   -
                                  =========   ==========  =========   =========
NET LOSS PER WEIGHTED AVERAGE
 SHARES OUTSTANDING
 BASIC AND DILUTED              $    (-)      $    -      $  (-)     $   -
                                  =========   ==========  =========   =========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                      69,042,872  28,321,946  48,916,784  26,732,000
                                  ==========  ==========  ==========  ==========



                        See notes to financial statements
                                        4

                             DISEASE SCIENCES, INC.
                      (formerly "AuctionAnything.com, Inc.)
                        (A Development Stage Enterprise)
                  CONDENSED CONSOLIDTAD STATEMENT OF CASH FLOWS
                    SIXTH MONTHS ENDED JULY 31, 2001 AND 2000
                                   (UNAUDITED)


                                                      2001             2000
                                                --------------    ------------
NET LOSS                                      $       (38,507)   $       -
                                                --------------    ------------
Adjustments to reconcile net loss to net
  cash provided by operating activities:
Changes in assets and liabilites:
    Increase in other assets                           (4,008)           -
    Increase in accounts payable                       14,322            -
                                                --------------    ------------
NET CASH USED IN OPERATIONS                           (28,193)           -
                                                --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investment                             (1,500)           -
    Purchase of equipment                              (1,771)           -
                                                --------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                  (3,271)           -
                                                --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Notes payable                                     140,000            -
    Repurchase of treasury stock                     (106,500)           -
    Sale of common stock                              332,236            -

NET CASH PROVIDED BY
    FINANCING ACTIVITIES                              365,736            -
                                                --------------     ------------
NET INCREASE IN CASH                                  334,272            -
                                                --------------     ------------
CASH, beginning of period                                -               -
                                                --------------     ------------
CASH, end of period                           $       334,272 $          -
                                                ==============    =============


                        See notes to financial statements
                                        5

                             Disease Science, Inc.
                      (formerly "AuctionAnything.com, Inc.)
              Notes to Condensed Consolidated Financials Statements
                                    unaudited

Summary of Significant Accounting Policies

1. ORGANIZATION

Disease Sciences, Inc. (the "Company"), A Delaware corporation is a developmental stage biopharmaceutical/clinical diagnostics company. The Company's long-term goal is to become a partially integrated pharmaceutical company with capabilities in research, drug development, clinical investigation, and regulatory affairs. The Company is planning to employ a broad array of technologies to detect, identify and quantify substances in blood or other bodily fluids and tissues. The company intends to target and develop proprietary pharmaceutical compounds and new technologies. Its primary goal will be to develop a Transmissible Spongiform Encephalopathy ("TSE") test, useful in the diagnosis of TSE diseases such as scrapie in sheep, Bovine Spongiform Encephalopathy (BSE) in cattle (commonly known as "mad-cow disease"), Chronic Wasting Disease (CWD) in wild deer and elk and Creutzfeldt-Jakob Disease (CJD) in humans. The Company believes these test results may be used in the diagnosis, detection, evaluation, monitoring and potential treatment of diseases and other medical conditions.


On May 23, 2001, the Company completed the acquisition of 100% of the issued and outstanding common stock of Disease S.I., Inc., a Florida corpotation. The Company acquired 100% of the issued and outstanding stock of Disease S.I. in exchange for 60,000,000 shares of Common Stock.

The acquisition of Disease SI by has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies is recorded as a recapitalization of Disease SI, pursuant to which Disease is treated as the continuing entity.

Effective July 24, 2001, the Company completed the sale of, North Orlando Sports Promotions, a wholly owned subsidiary of the Company all operating lines of business its former management group. Until the sale it was a BusinesInternet Business Solutions ("IBS"): a service which establishes and hosts auction and/or E-commerce web sites for other businesses and organizations primarily in both the business-to-business and business-to-consumer markets.

2. NOTES PAYABLE

On May 23, 2001 the Company borrowed a total of $140,000 from two unaffiliated third parties. The notes are unsecured, payable upon demand and bear interest at 9% per annum.

3. TREASRY STOCK

In May 2001, the Company, repurchased an aggregate of 8,021,694 shares of its common stock owned from a former director of the Company, and a company which he controls, for an aggregate purchase price of $106,500. These shares have been cancelled and returned to the treasury of the Company with the status of authorized but unissued shares.

4. Private Placement

The Company completed a private placement of 4,700,000 Units (the Units) in August of 2001. As Of July 31 2001 the Company had sold a total of 3,290,000 units. Each Unit consists of one share of Common Stock, $.001 par value (the Common Stock) and four common stock purchase warrants designated Series A, Series B, Series C and Series D common stock purchase warrants (collectively the Warrants). The Series A Warrant included in each Unit entitles the holder to purchase one share of Common Stock of the Company at a purchase price of $.30 per share. The Series B Warrant included in each Unit entitles the holder to purchase one share of Common Stock of the Company at a purchase price of $.60 per share. The Series C Warrant included in each Unit entitles the holder to purchase One share of Common Stock of the Company at a purchase price of $1.00 per share. The Series D Warrant included in each Unit entitles the holder to purchase one share of common Stock of the Company at the Purchase Price of $2.00 per share. The Warrants will expire on May 1, 2006. The Company may call any Warrant series or all of the Warrants at a call price of $.001 per underlying share should the Company's Common Stock trade at or above $5.00 per share, based on the reported closing bid price of the Common Stock, for ten consecutive trading days following 15 days prior written notice of the Company's intention to call the Warrants. In the event the Warrants or Warrant series subject to call have not been exercised by written notice within such 15-day notice period, the Warrants will cease to exist.

 5. Recent Accounting Pronouncements

In July 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

6. Subsequent Events

In August 2001 two Directors of the Company exercised stock options previously granted to them under the Company's stock option Plan to each acquire 1,000,000 shares of our common stock. As consideration for the exercise price of $.155 per share, each of the Directors issued to the Company a one year unsecured promissory note in the principal amount of $155,000, bearing interest at 5.5% per annum.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this report.

Plan of operation

         From 1999 until July 2001, we operated a variety of Internet - related services. We were, however, unable to generate positive cash flow from these Internet-related businesses. On May 23, 2001, we acquired 100% of the issued and outstanding stock of Disease SI, Inc. ("Disease SI"), a development stage biopharmaceutical/clinical diagnostics company, in exchange for 60,000,000 shares of our common stock. Following completion of the acquisition of Disease SI, it became apparent to us that it would be in our best long term interest that the Internet operations be conducted apart from our biopharmaceutical/clinical diagnostics operations. On July 24, 2001, we sold a former director all of the capital stock of North Orlando Sports Promotions, Inc., our wholly-owned subsidiary, in exchange for the assumption of all liabilities related to North Orlando and its operations estimated at approximately $112,000, and which included the forgiveness of $91,500 in accrued compensation. Included in the sale along with the capital stock of North Orlando were fixed assets, rights to several domain names and various contractual rights and obligations.

          Following the sale of North Orlando, our long-term goal is to become a partially integrated pharmaceutical company with capabilities in research, drug development, clinical investigation, and regulatory affairs. Since May 2001, working capital to fund our operations was generated from the proceeds of approximately $470,000 received by us from the private placement of our securities. During the balance of fiscal 2001 our plan of operation includes further research and development of a TSE screening test, and the extension of its technologies to several other forms of TSE. We are planning clinical studies, the costs of which will be borne by us. In furtherance of thereof, in August 2001 we agreed to fund a research grant of approximately $280,000 for a two year study on the efficacy of incineration to inactive scrapie prions. Other than this initial study, at this time we are unable to project the total costs of these clinical studies due to the early stage of our focus in this area.

         We do not expect operating revenue in the foreseeable future. We expect to generate losses resulting principally from costs incurred in conjunction with our research and development initiatives, including costs related to scientific and laboratory personnel, clinical studies and reagents and supplies used in the development of our technologies, and we expect that the cost of our research and development activities will increase substantially as the implementation of our business plan continues. In addition, as we continue to implement our plan of operation, we expects general and administrative expenses to increase significantly as we hires additional personnel and builds our infrastructure to support future projected growth. These general and administrative expenses are expected to consist primarily of non-research personnel salaries, office expenses and professional fees. We are unable at this time to project the total costs of these additional general and administrative expenses.

         In order to provide sufficient working capital to fund our ongoing operations we will be required to raise additional capital to fund these anticipated costs. There are no assurances that we will be able to obtain the additional capital in which event our future operations would be materially and adversely affected.

Liquidity and Capital Resources

         Our working capital at July 31, 2001 was $185,458, and increase of $209,757 from January 31, 2001. This increase is attributable to approximately $470,000 in working capital raised in August 2001 in a private placement of our securities. Other than our existing working capital, we do not have any other internal sources of working capital.

         Since inception, our operating and investing activities have used more cash than they have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, to meet our commitment for research funding and to pay our operating expenses, we expects to continue to experience significant negative operating and investing cash flows for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our plan of operation during the next 12 months and to meet our capital commitments and general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require, however, in order to provide any additional working capital which we may require, we will in all likelihood be required to raise additional capital through the sale of equity or debt securities. We currently have no commitments to provide us with any additional working capital. If we do not have sufficient working capital to implement our plan of operation described above, it is likely that we will cease operations.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities

Not applicable

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         None


(b) Reports on Form 8-K

Form 8-K was filed on June 29, 2001 pertaining to the acquisition of AuctionAnything.com, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUCTIONANYTHING.COM, INC.



by /s/Dr. Wayne Goldstein
-----------------------------
Dr. Wayne Goldstein, President and CEO



Date: September 21, 2001