Form 10QSB
period 2001-10-31
AUCTION ANYTHING COM INC
filed 2001-12-17
CIK 1097718

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2001

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________to________________


                       Commission File Number: 000-27865

                             DISEASE SCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)


              Delaware                               65-1095431
   (State or other jurisdiction of                 (IRS Employer
     Incorporation or organization)               Identification No.)


            20283 State Road 7, Suite 400, Boca Raton, Florida 33498
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (561) 487-3655

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 91,669,002 issued and outstanding at November 29, 2001.

                             Disease Sciences, Inc.
                      (formerly AuctionAnything.com, Inc.)

                                      INDEX


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - OCTOBER 31, 2001        2

         Condensed Consolidated Statements of Operations
          (unaudited) for the Three and Nine Months Ended
          October 31, 2001 and 2000 and April 17, 2001 (inception)
          to October 31, 2001                                           3

         Condensed Consolidated Statement of Cash Flows
          (unaudited) for the Nine Months Ended
          October 31, 2001 and 2000 and April 17, 2001 (inception)
          to October 21, 2001                                           4

         Notes to Financial Statements                                 5-7

Item 1. Financial Statements

                             DISEASE SCIENCES, INC.
                      (formerly AuctionAnything.com, Inc.)
                        (A Development Stage Enterprise)

                                October 31, 2001
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

Current assets:
     Cash                                                  $       298,904
     Investments                                                     1,500
     Other current assets                                            3,503
                                                              -------------
                                                                   303,907

Equipment, net                                                       1,624
                                                              -------------
                                                                 $ 305,531
                                                              =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                 $       141,155
     Notes payable                                                 140,000
                                                             --------------
                                                                   281,155

Stockholders' equity:
     Common stock, $.001 par value; 100,000,000 authorized,
        87,469,002 issued                                           87,469
     Additional paid in capital                                    573,270
     Notes receivable                                             (310,000)
     Accumulated deficit                                          (326,363)
                                                              -------------
        Total stockholders' equity                                  24,376
                                                              -------------
                                                                 $ 305,531
                                                              =============
                       See notes to financial statements
                                       2

                             DISEASE SCIENCES, INC.
                      (formerly AuctionAnything.com, Inc.)
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              THREE AND NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                  APRIL 17, 2001(INCEPTION) TO OCTOBER 31, 2001
                                   (UNAUDITED)



                                                                                April 17,
                                                                                  2001
                                     Three Months Ended      Nine Months Ended (Inception)
                                          October 31,            October 31,    to October
                                     2001         2000       2001        2000    31, 2001
                                  ---------   ----------  ---------   ---------  ----------
OPERATING EXPENSES              $   257,921    $    -      $326,363   $   -     $  326,363
                                  ---------   ----------  ---------   ---------  ----------
NET LOSS                        $  (257,921)   $    -     $(326,363)  $   -     $ (326,363)
                                  =========   ==========  =========   =========  ==========
NET LOSS PER WEIGHTED AVERAGE
 SHARES OUTSTANDING
 BASIC AND DILUTED              $    (-)      $    (-)    $  (-)     $   (-)    $     (-)
                                  =========   ==========  =========   =========  ==========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                      85,187,042  28,790,669  61,416,265  28,520,131 28,520,131
                                  ==========  ==========  ==========  =========  ==========


                       See notes to financial statements
                                        3

                             DISEASE SCIENCES, INC.
                      (formerly AuctionAnything.com, Inc.)
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                  APRIL 17, 2001(INCEPTION) TO OCTOBER 31, 2001
                                   (UNAUDITED)

                                                                                   April 17,
                                                                                2001(Inception)
                                                                                  To October,
                                                      2001             2000        31, 2001
                                                --------------    ------------  ---------------
NET LOSS                                      $      (326,363)   $       -     $     (326,363)
                                                --------------    ------------  ---------------
Adjustments to reconcile net
 loss to net cash provided
 by operating activities:
Depreciation                                              147            -                147
Non cash compensation                                 110,000            -            110,000
Changes in assets and liabilities:
    Increase in other assets                           (3,503)           -             (3,503)
    Increase in accounts payable                       31,155            -             31,155
                                                --------------    ------------  ---------------
NET CASH USED IN OPERATIONS                          (188,564)           -           (188,564)
                                                --------------    ------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investment                             (1,500)           -             (1,500)
    Purchase of equipment                              (1,771)           -             (1,771)
                                                --------------    ------------- ---------------
NET CASH USED IN INVESTING ACTIVITIES                  (3,271)           -             (3,271)
                                                --------------    ------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Notes payable                                     140,000            -            140,000
    Repurchase of treasury stock                     (106,500)           -           (106,500)
    Sale of common stock                              457,239            -            457,239
                                                --------------    ------------- ---------------
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                              490,739            -            490,739
                                                --------------     ------------ ---------------
NET INCREASE IN CASH                                  298,905            -            298,905
                                                --------------     ------------ ---------------
CASH, beginning of period                                -               -               -
                                                --------------     ------------ ---------------
CASH, end of period                           $       298,905 $          -     $      298,905
                                                ==============    ============= ===============
Non-Cash Items:
Common Stock Issued for Notes Receivable      $       310,000 $          -     $         -
                                                ==============    ============= ===============



                       See notes to financial statements
                                       4

                              Disease Science, Inc.
                      (formerly AuctionAnything.com, Inc.)

Notes to Condensed Consolidated Financials Statements unaudited

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the three months and nine months ended are not necessarily indicative of those for the full year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the financial position and the results of operations for the periods indicated.

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

Organization

Disease Sciences, Inc. (the "Company"), a Delaware corporation, is a developmental stage biopharmaceutical/clinical diagnostics company. The Company's long-term goal is to become a partially integrated pharmaceutical company with capabilities in research, drug development, clinical investigation, and regulatory affairs. The Company is planning to employ a broad array of technologies to detect, identify and quantify substances in blood or other bodily fluids and tissues. The Company intends to target and develop proprietary pharmaceutical compounds and new technologies. Its primary goal will be to develop a Transmissible Spongiform Encephalopathy (TSE) test, useful in the diagnosis of TSE diseases such as scrapie in sheep, Bovine Spongiform Encephalopathy (BSE) in cattle (commonly known as mad-cow disease), Chronic Wasting Disease (CWD) in wild deer and elk and Creutzfeldt-Jakob Disease (CJD) in humans. The Company believes these test results may be used in the diagnosis, detection, evaluation, monitoring and potential treatment of diseases and other medical conditions.

On May 23, 2001, the Company completed the acquisition of 100% of the issued and outstanding common stock of Disease S.I., Inc., a Florida corporation. The Company acquired 100% of the issued and outstanding stock of Disease S.I. in exchange for 60,000,000 shares of common stock.

The acquisition of Disease S.I. by has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies is recorded as a recapitalization of Disease S.I., pursuant to which Disease S.I. is treated as the continuing entity.

Effective July 24, 2001, the Company completed the sale of North Orlando Sports Promotions, a wholly owned subsidiary of the Company, and all operating lines of business its former management group. Until the sale it was a service which established and hosted auction and/or E-commerce web sites for other businesses and organizations primarily in both the business-to-business and business-to-consumer markets.

NOTE 2.  NOTES PAYABLE

On May 23, 2001 the Company borrowed a total of $140,000 from two unaffiliated third parties. The notes are unsecured, payable upon demand and bear interest at 9% per annum. For the period since the date of the notes to October 31, 2001, the Company has accrued interest payable of $ 5,572 on these notes.

NOTE 3.  TREASURY STOCK

In May 2001, the Company, repurchased an aggregate of 8,021,694 shares of its common stock owned from a former director of the Company, and a company which he controls, for an aggregate purchase price of $106,500. These shares have been cancelled and returned to the status of authorized but unissued shares of common stock.

NOTE 4.  PRIVATE PLACEMENT

The Company completed a private placement of 4,700,000 Units (the "Units)" in August of 2001. Each Unit consisted of one share of common stock and four common stock purchase warrants designated Series A, Series B, Series C and Series D common stock purchase warrants (collectively the "Warrants"). The Series A Warrant included in each Unit entitles the holder to purchase one share of common stock of the Company at a purchase price of $.30 per share. The Series B Warrant included in each Unit entitles the holder to purchase one share of common stock of the Company at a purchase price of $.60 per share. The Series C Warrant included in each Unit entitles the holder to purchase one share of common stock of the Company at a purchase price of $1.00 per share. The Series D Warrant included in each Unit entitles the holder to purchase one share of common stock of the Company at the purchase price of $2.00 per share. The Warrants will expire on May 1, 2006. The Company may call any Warrant series or all of the Warrants at a call price of $.001 per underlying share should the Company's common stock trade at or above $5.00 per share, based on the reported closing bid price of the common stock, for 10 consecutive trading days following 15 days prior written notice of the Company's intention to call the Warrants. In the event the Warrants or Warrant series subject to call have not been exercised by written notice within such 15-day notice period, the Warrants will cease to exist.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

NOTE 6.  EXERCISE OF STOCK OPTIONS AND NOTES RECEIVABLE

In August 2001 two Directors of the Company exercised stock options previously granted to them under the Company's stock option plan to each acquire 1,000,000 shares of the Company's common stock. As consideration for the exercise price of $.155 per share, each of the Directors issued to the Company a one year unsecured promissory note in the principal amount of $155,000, bearing interest at 5.5% per annum.

NOTE 7.  SUBSEQUENT EVENTS

On November 27, 2001 the Company acquired 9,050,833 shares of the common stock of HealthSpan Sciences, Inc., a privately-held California corporation ("HealthSpan") in exchange for 4,000,000 shares of its common stock in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act. The shares acquired in HealthSpan represented approximately 51% of the currently issued and outstanding capital stock. A broker/dealer which who had previously been engaged by HealthSpan to act as its financial advisor received 200,000 of the shares of the Company's our common stock issued to HealthSpan as compensation for its services to HealthSpan. Bryant Villeponteau, Ph.D., the Company's Chief Scientific Officer and a member of its Board of Directors, is an officer, Director and principal shareholder of HealthSpan.

In October 2001 the Company had entered into a Research and Development Agreement with HealthSpan covering the development of antioxidant drugs for multiple degenerative diseases. The Research and Development Agreement provides that it can be terminated by the mutual consent of the parties, or by the Company for cause on 30 days prior notice if a mutually agreed upon group of scientific experts review the research and development program and determine that none of the potential analogs are likely to be approved for clinical testing by the Food and Drug Administration. If the Research and Development Agreement is terminated under any of these circumstances, HealthSpan will return 3,800,000 shares of the Company's common stock it received in the aforedescribed transaction to the Company and the parties will have no further obligations to each other.

The Company may also terminate the Research and Development Agreement without cause on 30 days notice to HealthSpan, in which event the Company will retain a number of shares of HealthSpan's common stock which is the sum of 9,050,883 divided by the number of months remaining in the 24 month term of the agreement, and the Company will return to HealthSpan the remaining shares which it received in the Stock Purchase Agreement. Contemporaneously, HealthSpan will retain a number of shares of the Company's common stock which is the sum of 3,800,000 divided by the number of months remaining in the 24 month term of the agreement, and it will return to the Company the remaining shares which it received in the Stock Purchase Agreement less the 200,000 shares paid to the broker-dealer as described above.

Finally, HealthSpan can terminate the agreement for cause if the Company fails to provide the funding described in the agreement or under certain other circumstances as described in the Research and Development Agreement. If HealthSpan terminates the agreement for cause, each company will return a proportionate number of shares of the other company's common stock acquired in the Stock Purchase Agreement according to the aforedescribed formula.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this report.

Plan of operation

From 1999 until July 2001, we operated a variety of Internet-related services. We were, however, unable to generate positive cash flow from these Internet-related businesses. On May 23, 2001, we acquired 100% of the issued and outstanding stock of Disease SI, Inc. ("Disease SI"), a development stage biopharmaceutical/clinical diagnostics company, in exchange for 60,000,000 shares of our common stock. Following completion of the acquisition of Disease SI, it became apparent to us that it would be in our best long term interest that the Internet operations be conducted apart from our biopharmaceutical/clinical diagnostics operations. On July 24, 2001, we sold a former director all of the capital stock of North Orlando Sports Promotions, Inc., our wholly-owned subsidiary, in exchange for the assumption of all liabilities related to North Orlando and its operations estimated at approximately $112,000, and which included the forgiveness of $91,500 in accrued compensation. Included in the sale along with the capital stock of North Orlando were fixed assets, rights to several domain names and various contractual rights and obligations.

Following the sale of North Orlando, our long-term goal is to become a partially integrated pharmaceutical company with capabilities in research, drug development, clinical investigation, and regulatory affairs. Since May 2001, working capital to fund our operations was generated from the proceeds of approximately $470,000 received by us from the private placement of our securities. During the balance of fiscal 2001 our plan of operation includes further research and development of a TSE screening test, and the extension of its technologies to several other forms of TSE. We are planning clinical studies, the costs of which will be borne by us. In furtherance of thereof, in August 2001 we agreed to fund a research grant of approximately $280,000 for a two year study on the efficacy of incineration to inactive scrapie prions. In October 2001 we signed a clinical trials agreement with a company for a urine diagnostic test for BSE, CJD and other TSEs. Finally, as described elsewhere herein, in November 2001 we acquired 51% of HealthSpan Sciences, Inc. and had previously entered into a research and development agreement with HealthSpan. We are, at this time however, unable to project the total costs of these clinical studies due to the early stage of our focus in this area.

For the nine months ended October 31, 2001, we reported no revenues. During this period we reported operating expenses of $326,363, which includes approximately $21,000 of consulting fees, approximately $31,000 in marketing expenses, approximately $68,000 in salaries, and approximately $64,000 in legal and accounting fees, as well as approximately $110,000 for accrued but unpaid cash compensation to our officers and directors. For the balance of this fiscal year we anticipate that these operating expenses will remain constant, and we will begin to incur additional expenses related to the development of our products as described above.

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

In October, we made a determination based on our own enthusiasm and optimism and, perhaps, some misplaced confidence in the articulated positions and commitments of certain members of the biomedical community. Following September 11, 2001, people became greatly concerned over a potential outbreak of Anthrax. At this time, we found that one of our technologies, Multi-pulse High Pressure, could be effective in curing the Anthrax bacteria. Our scientist believed it could do so because the process has already killed Bacillus Streptomopholis, the toughest Bacillus strain, so it made scientific sense that it would also kill
Anthrax. However, the process was not actually tested on Anthrax as it is a bio-terrorism tool and not readily available for empirical testing until we completed the licensing arrangements. Although we believe the statements made in our press release on the subject was based on fact and supported by scientific literature, since we had not independently confirmed the efficacy of the process, we agreed with the SEC to the entry of an Order wherein we agreed to cease making any claims without appropriate support. Because of the sensitive nature of the subject and in our effort to conserve our research dollars, we do not believe it is in our interest to pursue the program notwithstanding its potential commercial and societal benefits.

In order to provide sufficient working capital to fund our ongoing operations we will be required to raise additional capital to fund these anticipated costs. There are no assurances that we will be able to obtain the additional capital in which event our future operations would be materially and adversely affected.

Liquidity and Capital Resources

Our working capital at October 31, 2001 was $22,752, and increase of $47,051 from January 31, 2001. This increase is attributable to approximately $457,000 in working capital raised in August 2001 in a private placement of our securities. Other than our existing working capital, we do not have any other internal sources of working capital.

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

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

         On December 4, 2001 we filed a report on Form 8-K pertaining to the share exchange with HealthSpan Sciences, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Disease Sciences, Inc.

                                         By: /s/ Wayne Goldstein
                                                 -------------------
Dated: December 17, 2001                         Dr. Wayne Goldstein,
                                                 President and CEO