Form 10KSB
period 2002-01-31
DISEASE SCIENCES INC
filed 2002-05-16
CIK 1097718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended JANUARY 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

         Commission file number:  0-27865
                                  -------

                             DISEASE SCIENCES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                   DELAWARE                                13-264091
       -------------------------------                 ----------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

 620 HERNDON PARKWAY, SUITE 360, HERNDON, VA                   32081
----------------------------------------------               ---------
   (Address of Principal Executive Offices)                  (Zip Code)

         Issuer's telephone number (703) 563-6565

         Securities registered pursuant to Section 12(b) of the Securities Exchange Act: NONE

         Securities registered pursuant to section 12(g) of the Securities Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]           No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the shares of Common Stock held by non-affiliates was $590,718 as of January 31, 2002. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the reported last price of shares traded on the National Quotation Bureau on January 31, 2002.

As of January 31, 2002 8,992,931 shares of the issuer's Common Stock were outstanding.

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

BUSINESS DEVELOPMENT

Disease Sciences, Inc. ("DSSC" or the "Company") is a publicly traded company(OTC BB: DSSC). The Company was originally incorporated in Delaware under the name "Mediplex Corporation" on February 25, 1969. According to documents filed in the State of Delaware, Mediplex corporation forfeited its Certificate of Incorporation on December 3, 1973, as a result of not having named a registered agent as required by Delaware law; however, the Company was renewed and revived pursuant to a Certificate of Renewal and Revival filed on June 4, 1974. On June 5, 1974, the Company changed its name to the "The Lawton-York Corporation." On January 31, 1975, the Company merged into it a New York corporation of identical name, which had been incorporated on February 10, 1966. The Company was the surviving corporation of that merger.

The Company was, for many years, a wholesaler of custom one-, two-, three- and four-color processed commercial printing, as well as disposable and durable office equipment including stock paper, fax paper, fax and copy machines, computers, file cabinets and safes. The Company conducted its business throughout the United States of America and Puerto Rico from its headquarters in New York.

On March 10, 1999, the Company changed the focus of its business and closed a transaction by which it acquired 100% of the outstanding capital stock of North Orlando Sports Promotions, Inc., a privately held Florida corporation ("NOSP"), from the shareholders of NOSP. In connection with the transaction, the Company adopted the name, "AuctionAnything.com, Inc.," (AAI) in order to more accurately reflect its new core business. From 1999 until July 2001, AAI operated a variety of Internet-related services however, they were unable to generate positive cash flow from these Internet-related businesses. Following completion of the acquisition of Disease SI, it became apparent to us that it would be in DSSC best long term interest that the Internet operations be conducted apart from the biopharmaceutical clinical diagnostics operations. On July 24, 2001, Disease Sciences sold Mr. Hotaling North Orlando Sports Promotions, Inc., in exchange for the assumption of all liabilities related to North Orlando and its operations estimated at approximately $112,000, and which included the forgiveness of $91,500 in accrued compensation. Included in the sale along with the capital stock of North Orlando were fixed assets, rights to several domain names and various contractual rights and obligations. On July 24, 2001, Messrs. Hotaling and Meads resigned as members of DSSC Board of Directors.

On May 23, 2001, AuctionAnything.com, Inc. executed an Agreement and Plan of Reorganization and Stock Purchase Agreement (the "Disease SI Agreement") with Disease S.I., Inc., a Florida corporation ("Disease SI") and its shareholders Dr. Wayne Goldstein and Mr. Brian S. John. Under the terms of the Disease SI Agreement, AAI acquired 100% of the issued and outstanding stock of Disease SI in exchange for 60,000,000 shares of AAI Common Stock. AAI issued Dr. Goldstein and Mr. John a total of 21,209,384 shares at the closing, and agreed that the balance of 38,790,616 shares would be delivered to them as soon as AAI amended its Certificate of Incorporation to increase the authorized Common Stock in order to permit such issuance as described herein. Giving effect to the recapitalization, AAI had a total of 80,768,922 shares of Common Stock issued and outstanding, of which 74.3% was owned by Dr. Goldstein and Mr. John.

Concurrent with the closing of the Disease SI Agreement, Messrs Martin Meads and John Hotaling, who had been AAI's executive officers, resigned their positions as officers but remained directors of AuctionAnything.com and officers of North Orlando Sports Promotions, Inc., a wholly-owned subsidiary. Dr. Goldstein and Mr. John were appointed the officers and directors of AuctionAnything.com. The consummation of the transaction with Disease SI resulted in a change in control of AuctionAnything.com. The transaction was accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies was recorded as a recapitalization of Disease S.I., Inc., pursuant to which Disease S.I., Inc. was treated as the continuing entity.

On June 26, 2001, with the approval of the shareholders the Company changed its name to Disease Sciences, Inc.

Disease Sciences, Inc.(DSSC) is a developmental stage biopharmaceutical clinical diagnostics company planning to employ a broad array of technologies to detect, identify and quantify substances in blood or other bodily fluids and tissues. The Company's primary goal is to produce a Transmissible Spongiform Encephalopathy ("TSE") test, useful in the diagnostics of TSE diseases such as Bovine Spongiform Encephalopathy ("BSE") in cattle (commonly known as "mad-cow disease"), Scrapie in sheep, Chronic Wasting Disease ("CWD") in humans. Test results are to be used in the diagnosis, detection, evaluation, monitoring and potential treatment of diseases and other medical conditions. The Company intends to derive revenues from patent sub-licensing fees, royalties from pharmaceutical sales, appropriate milestone payments and research and development contracts.

On November 27, 2001 Disease Sciences acquired 9,050,833 shares of the common stock of HealthSpan Sciences, Inc., a privately-held California corporation ("HealthSpan") in exchange for 400,000 shares of our common stock in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act. This agreement was rescinded on March 21, 2002. As per the recission, Healthspan Sciences, Inc. has returned all of the 400,000 shares of DSSC and DSSC has returned all of the 9,050,833 shares of Healthspan Sciences, Inc. Furthermore, neither DSSC or Healthspan Sciences, Inc. has any financial obligations or indebtedness to each other.

On March 21, 2002, Disease Sciences, Inc. executed an Agreement and Plan of Merger (DSSC Agreement) with IceWEB Communications, Inc., a Delaware Corporation and its shareholders. Under the terms of the DSSC Agreement IceWEB was acquired by and became a wholly owned subsidiary of DSSC. Pursuant to the DSSC Agreement, each of the 22,720,500 shares of common stock of ICEWEB issued and outstanding immediately prior to the Merger were converted into the right to receive 1.07 shares of restricted common stock of DSSC, for an aggregate of 24,311,000 DSSC Common Shares. The source of the approximately 24,311,000 DSSC Common Shares being exchanged for approximately 22,720,500 IceWEB Common Shares is as follows:
5,600,000 DSSC Common Shares were returned to the DSSC Treasury following the redemption of DSSC Common Shares; and approximately 18,711,000 additional DSSC Common Shares were issued from the DSSC Treasury. DSSC redeemed 5,600,000 Common Shares from Dr. Goldstein and Brian Johns in consideration for (a) forgiveness of $10,000 promissory notes owing by each to DSSC; and (b) payment of $55,000 by DSSC to each of Goldstein and John. Each of the 5,441,000 warrants to purchase ICEWEB Common Shares issued and outstanding immediately prior to the Merger but not exercised were converted into the right to receive one warrant to purchase
1.07 Common Shares upon exercise of said warrant. The 6,980,000 warrants to purchase DSSC Common Shares remain issued and outstanding. None of said warrants has been exercised. Options to purchase ICEWEB Common Shares issued and outstanding immediately prior to the Merger but not exercised shall be converted into the right to receive one option to purchase 1.07 Common Shares upon exercise of said options. Giving effect to the acquisition, the exchanging IceWEB Shareholders are the DSSC Controlling Shareholder after the Merger. DSSC will have a total of 29,460,935 shares of Common Stock issued and outstanding. The significant shareholders with 5% or more or the shares are John R. Signorello with 61.7% or the shares and Michael VanPatten with 5.12% of the shares. The closing of the agreement has resulted in a change in control of Disease Sciences, Inc. Concurrent with the closing of the DSSC Agreement, the pre-merger Directors and Officers of DSSC were replaced by the Directors and Officers of IceWEB.

There has been no bankruptcy, receivership or similar proceeding with respect to the Company.

BUSINESS OF ICEWEB, INC.

In 2000, IceWEB Communications, Inc was founded to enable Interactive Communications and Education on the Web. Market research confirmed the market need and growth potential. Research also revealed that

o Streaming technology startups had created business models to fuel growth for early market share. However by late 2001, secondary financing became unavailable and many were forced into bankruptcy.
o Telecom startups along with established telecom companies created costly Content Delivery Networks (CDNs) to handle the anticipated volume of rich-media content. Several accumulated sizeable losses as the planned traffic did not materialize
o Although residential broadband communications connections were still inadequate for delivering quality rich-media presentations, business broadband connections were already in place.
o The main limiting factor for streaming wasn't bandwidth, it was the cost of designing and implementing a streaming project.

In June 2001, IceWEB Communications, Inc. acquired the assets in bankruptcy of LearningStream, Inc. (LSI) of Silver Spring, MD, a provider of streaming services. Reasons for this acquisition were

o LSI had over $3M invested in proprietary software, which they used to make their development of custom streaming solutions more efficient and effective. The software was considered to be competitive because it helped remove the complexity and cost from the implementation of this technology.
o        Their customer list included "blue-chip" and Fortune 1000 companies.
         Most of these accounts proved salvageable and have resumed buying services from IceWEB, Inc.
o        LSI key personnel were motivated to join IceWEB.

In September 2001 IceWEB relocated its offices to Herndon, VA which is in the heart of Northern Virginia's Information Technology center.

IceWEB had sales of $212,104 and a net loss of $991,534 during its most recent fiscal year ended September 30, 2001. Included in this is a one time charge for the disposal of assets of $193,792 that included the write-off of impaired goodwill.

Products and Services

IceWEB's core competency is in proprietary software that has been under development since 1999. The software integrates audio, video, animated graphics, captioning, and indexing into a highly interactive, customizable viewer interface seamlessly tied to a tightly integrated database backend. IceWEB developers use the software to create interactive, multimedia presentations in a fraction of the time it would ordinarily take others to do it manually. The company has also incorporated technology into an entire suite of products (all positioned to make the creation and delivery of streaming applications easy and affordable). The product suite includes IceSHOWTM for on-demand multimedia presentations and IceSLIDETM for PowerPoint to Flash conversion.

Market

According to Streaming Media, Inc., the North American enterprise streaming market is, by every measure, growing rapidly. They polled 111 US corporations and discovered that in 2001, as compared with 2000:

o    45% more companies are streaming this year than last

o    86% increase in total enterprise streaming spending

o    35% increase in the number of people served

o    230% increase in the total number of stream hours delivered

o 465% increase in bytes transferred (suggesting the average bit rate delivered has doubled)

Current applications range from live broadcasts of quarterly meetings, product launches, sales conferences, and critical messages from senior executives to on-demand training and delivery of marketing information to dealers or resellers. The market for IceWEB's products and services is growing rapidly as early adopters are now progressing from early trials into full-blown streaming initiatives. This technology in North America alone is projected to grow at a 30% Compound Growth Rate for the next three years going from $318M in 2001 to $1,329M in 2004. (Source: Streaming Media, Inc.) Organizations seek to lower costs, increase revenues, improve productivity and shorten their time to market. With IceWEB's software, they have the capability to do all this quickly, easily and affordably.

Market Segments

The streaming industry is broken down into four markets. IceWEB targets three of these segments: training, corporate communications, and advertising/marketing. A report from Streaming Media, Inc., date July 2001, provides some valuable metrics for each segment. IceWEB has significant customers in the training, corporate communications and advertising/marketing segments. At present the company does not target the entertainment segment.

Training - A typical customer has a widely dispersed organization with regular training needs that include registration, quizzes, interactivity and a learning management system to track progress, compliance and effectiveness. An ideal customer might be a hotel chain wanting to train reservations clerks all over the world. IceWEB is providing such services for the hotel brands within the Cendant Corporation.

Corporate Communications - A typical customer is a public corporation with sales offices throughout the world. They use streaming technology for earnings calls, company meetings, and press conferences. IceWEB's IceSHOW(TM) makes this technology affordable for just about any organization. An ideal customer could be national real estate firm with ongoing training, certification requirements and general corporate communications. IceWEB has contracts with Cendant companies to provide these services.

Advertising & Marketing - Streaming technology can be used to sell or market just about any industrial or consumer product. IceWEB has successfully employed this technology in a web conference for Software AG to launch a software product. Over 1,200 people signed up for the live conference. .

Market Trends

The use of streaming media started in the entertainment industry, but it is also demonstrating a natural adaptation for business. Slow implementation of residential broadband has been an impediment to some business applications of streaming media for business-to-customer product marketing and advertising. Business-to-business is leading the way in streaming media adoption because businesses have high rates of broadband access, the types of presentations used in business are compression friendly; e.g., talking heads, the audiences are captive and businesses have the capital and motivation to outperform their competitors. The Security and Exchanges Regulation FD (Fair Disclosure) stipulates that insiders and the general public all be notified simultaneously of any disclosures made by a public company. This has stimulated public companies to use Webcast streams for broadcasting their financial data to everyone at the same time. Another key piece of legislation that opens a new window of opportunity for IceWEB's streaming products and services is the
Section 508 of the Rehabilitation Act. Section 508 requires that all government agencies include captioning in presentations they provide. IceWEB has successfully implemented closed captioning and foreign language captioning in several of its projects, most notably NASA, and can easily repeat the feature in future offerings. In the advertising industry, a recent survey of 100 ad agencies by the Yankee Group indicated that 65 percent intend to recommend streaming media advertising to their clients. Further 90 percent of the clients that have already used streaming will continue to use it over the next 12 months. Overall the streaming media industry is starting to mature. Customers are more educated and are beginning to demand pricing and technology standards. IceWEB has the ability to profitably sell its products and services while innovating to comply with the leading technology standards. In addition, IceWEB's B2B focus will allow it to market is products and services to the most active streaming media viewing audience.

Applications

Organizations invest in streaming media applications to complement their businesses' Internet strategy for promotions, customer acquisition, relationship building and worldwide communications purposes.

Strategic Advantages

Two major IceWEB competitive advantages are its lean business model with low fixed costs and its favorable margin products and services. IceWEB's core competency of digital media production is manifested in its IceSHOW(TM) product. It was designed to make streaming media easy and affordable, the two factors that are key for streaming media to fulfill its growth expectations.

Originally, IceWEB's software gave the Company a competitive edge when creating custom solutions for its customers. Now, the software has been rewritten as a Web-based application and made available to anyone who wants to create & deliver rich-media presentations. Thus, IceWEB's selling proposition is making this technology available and affordable to open up the world of streaming media for any organization.

All this technology is focused on making the creation of interactive multimedia presentations easy and affordable whether IceWEB is doing the work or the customers are using one of IceWEB's products to do the work themselves. In either case, the cost and complexity of the development is reduced substantially. And, because IceWEB's products are relatively inexpensive, easy to understand, sell and use, they lend themselves to distribution by third parties such as audio/video production companies, business centers and hosting/delivery vendors can resell them.

Technology

The majority of IceWEB's applications are based on client-server technology. The authoring and content management application software has been developed using a combination of ColdFusion, Javascript, ASP, VBscript, Java, and Flash. Since a majority of the processing is done on the server the client only needs a browser to author and manage their presentations. In addition, ICEWEB has developed a proprietary desktop product called IceSlideTM for automatic batch conversion of PowerPoint slides directly into Flash. IceWEB also uses IceSlideTM technology in IceSHOW(TM) to convert slides after they have been synchronized with the media stream. IceWEB is in the process of ensuring its course software code is compliant with AICC and SCORM computer-based training standards. IceWEB will be able to integrate its solutions with leading Learning Management System providers such as Saba, Docent, 360 Training, Vuepoint, Verilogix and Pathlore. IceWEB's software is designed for Microsoft's Windows Operating Systems and applications that use Microsoft's SQL 7 database software.

Products

All IceWEB's products utilize its original technology in one form or another. By leveraging the code of existing products, IceWEB uniquely decreases new product development costs, shortens time to market and is therefore able to realize new revenues from new products quickly.

IceSHOW - the company's core offering, is a unique multimedia creation and delivery platform. IceSHOW's powerful feature set and intuitive viewer interface are designed for ease of use - offering great flexibility and convenience to non-technical users. In addition, by delivering the product via an Application Service Provider (ASP) model with bundled storage, delivery and support services, IceSHOW(TM) enables the user to transform existing videos and slides into rich-media presentations over the Internet. Anyone with encoded media and MS Powerpoint slides can publish a multimedia presentation over the Internet within a matter of minutes at an affordable price using IceSHOW(TM). IceSHOW(TM) further reduces costs through an online production center. A "wizard" literally steps users through the process of uploading and converting existing media components, then stitching them together seamlessly. There are options for adding a branded interface and other interactive elements as well. Taking only minutes to complete (depending on the presentation length), the resulting show is ready for distribution via the Internet or an intranet.

IceSlide - A PowerPoint-to-Flash format conversion tool, IceSLIDE(TM) makes your PowerPoint show small enough to distribute via the Internet. IceSLIDE(TM) creates a compact, easily distributed Flash-format file with high quality vector graphics. Many animations are retained and the file is protected against unwanted editing. The resulting file can be easily e-mailed or posted on a Web site or intranet. IceSLIDE(TM) was developed from the slide conversion technology built into IceSHOW(TM). However, IceSLIDE(TM) is a standalone application that runs on the viewer's PC. The files it creates can be uploaded into a IceSHOW presentation.

Services

Consulting - IceWEB's consulting staff has years of experience in providing custom rich-media solutions to all size organizations. IceWEB consulting services include personalized project management, multimedia development, synchronization of all media assets, application design and development, software integration, instructional design, graphic design, foreign language translations and delivery methods

IceSTUDIO Productions - IceWEB's production professionals provide audio/video studio services that a customer would need to repurpose existing media assets to the Web. Production services include audio/video production, live Webcasting, audio/video editing, audio/video encoding, audio/video transcription, and voiceovers.

Storage & Distribution - IceWEB offers a competitive level of data security, backup and disaster recovery in order to ensure the integrity of our clients' data. We have redundant production services; a 3-tier development cycle; weekly tape backups; load balancing; and, redundant connectivity.

Sales & Marketing

Strategy

The ultimate users of IceWEB's products and services are organizations in both the public and private sectors with large, dispersed audiences of customers, employees, or partners. IceWEB reaches these "users" directly with its own sales organization and through "Strategic and Channel Partners" who resell IceWEB Services and Standard Products. Most of IceWEB products and services are sold direct in the local market (Washington DC Metropolitan Statistical Area). Other markets require a Strategic and/or Channel Partner.

Marketing

Streaming technology offers any organization marketing opportunities. A four-color print brochure has been created to communicate the overall corporate message. The brochure is designed to accommodate a business-card-size, demonstration CD. The demo CD content will also reside on the IceWEB Website. Direct mail, email, and outbound telemarketing are used to uncover new prospects and invite them to view the IceWEB website and browse the gallery of Webcasts. The direct mail and email campaigns are also vertical/niche driven. The goal is to not only raise the company's profile, but also establish IceWEB as an expert source in the streaming media arena. IceWEB has three geographic markets: Local
- Washington DC metro area; Regional - Massachusetts to Georgia; National - United States. The company has initially targeted larger firms and/or those who can resell IceWEB's products and services.

Sales

Custom services are sold directly by IceWEB consultative sales personnel to the organizations utilizing the services or to intermediaries. Sales personnel are assigned target accounts within target markets. Some specific target markets are:

o    Repeat LearningStream, Inc. customers

o Training and Marketing Departments of companies (with annual revenues of $100M or more) in the DC metropolitan area and select companies in the nearby regional states.

o Companies with expensive, complex products are specifically targeted for IceWEB's web conferencing services.

o Audio & Video Production (A/V), Advertising, Promotional and Trade Show services companies who add lceWEB IceSHOW products and services to their standard offerings and resell them to their clients.

o Users of IceWEB products. These customers may choose to have IceWEB's Custom Services organization help them use IceWEB's products effectively.

IceWEB products and services range in price from approximately $49 dollars to over $49,000. In order to sell/license these products in volume requires a distribution channel(s).

Financial

IceWEB is currently seeking additional funding from a variety of sources. The company has created and is delivering proprietary software products and services. The funding will be used to:

o    Protect the company's intellectual property through US Patent Applications

o    Capital equipment acquisitions and additional production equipment

o    Additional technical personnel to accelerate new product development

o Additional marketing personnel, advertising & promotions to stimulate sales.

o    Strategic acquisitions

IceWEB, Inc.'s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. IceWEB will encounter various risks in implementing and executing its business strategy and we can provide no assurance that it will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business. Our current cash forecast indicates that there will be negative cash flow from our operations for the foreseeable future.

As of March 21, 2002, IceWEB employed a total of 14 employees, all of whom work full-time. IceWEB has no collective bargaining agreements with any unions and believes that the overall relations with its employees are excellent.


ITEM 2 - DESCRIPTION OF PROPERTY

OFFICE SPACE

DSSC leased approximately 1,000 square feet of space on a month to month lease for approximately $700 per month at 20283 State Road 7, Suite 400, Boca Raton, Florida 33498. IceWEB leases approximately 6,933 square feet of office space on a two year lease that ends on April 30, 2004 for an average of approximately $6,933 per month at 620 Herndon Parkway, Suite 360, Herndon, Virginia, 20170. IceWEB believes that these facilities are adequate to meet current and foreseeable requirements and that suitable additional or substitute space will be available on commercially reasonable terms if needed.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than those stated below:

On December 27, 2001, an action was instituted in the Circuit Court for the Fifteenth Judicial Circuit for Palm Beach County, Florida, entitled Christopher Mayr v. Disease Science, Inc. f/k/a Auction Anything.com, Inc. The Complaint seeks damages in an undisclosed amount from the Company arising out of an incentive Stock Option Agreement dated August 25, 2000 held by a former employee who blames the Company for his failure to exercise his option on a timely basis following his departure from employment.

On February 5, 2002, the Company received a Notice of Demand for Arbitration from Investek Holding, LLC claiming the Company violated a no-reverse stock split provision in their agreement with the Company. Documentation involving this transaction is incomplete and somewhat contradictory, but stock records for the Company reflect Investek Holdings maintaining 1,000 shares of common stock (i.e., 10,000 shares pre-reverse stock split). No formal arbitration has been requested by Investek.

On November 15, 2001, the Securities and Exchange Commission ("SEC")issued an order instituting a cease-and-desist proceeding against Disease Sciences, Inc. The SEC found that Disease Sciences did on October 16, 2001 issue a press release headlined "Disease Sciences, In. Ultra High Pressure Pulse Technology Kills Conventional Pathogens Including Anthrax." Among other things, the press release stated that using High Pressure Pulse ("HPP") technology Disease Sciences "may be able to develop a simple, inexpensive method for cleaning our food and water supplies should they come under attack from bio-terrorism, as well as sterilize other items, such as mail and packages that could be accommodated in the pressure apparatus." On October 17, 2001, Disease Sciences issued a press release stating that "Disease Sciences is presently investigating a commercially viable project" using HPP technology. The Disease Sciences press releases omitted to state that at the time of the press releases, HPP had not been tested for or shown to be practical or economical for the uses suggested in the Disease Sciences October 16 press release; and Disease Sciences did not yet have a license to use HPP for any of the uses suggested in the October 16 press release. Section 10(b) of the Exchange Act and Rule 10b-5 thereunder prohibit, in connection with the purchase or sale of any security, making any untrue statement of a material fact or omitting to state a material fact necessary to make the statements made in light of the circumstances under which they were made, not misleading. Disease Sciences issued publicly the statements set forth above. Disease Sciences knew, or was reckless in not knowing, that these statements were false and misleading at the time they were made. Accordingly, the Commission found that Disease Sciences violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. No further actions have been taken against the Company from the SEC regarding this matter, furthermore, in the opinion of management there is no need for an accrual.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2002, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of January 31, 2002, the Company had 8,992,931 shares of Common Stock issued and outstanding with a par value of $0.001 per share. According to the records of the Company's transfer agent, Olde Monmouth Stock Transfer Co., Inc., a total of 8,429,931 of those shares were freely tradable over the counter. The Common Stock of the Company has been traded on the over-the-counter market since September 1998, initially under the symbol, LWTN. The stock began trading under the symbol, UBUY, on March 22, 1999 and has traded under the symbol, DSSC since June 2001. The high and low bid prices each fiscal quarter, in fraction and decimal form, since the first quarter of 2000 are as follows:

                           High                      Low

1st Quarter 2000           1- 1/32 (1.03125)         1/2 (0.50)

2nd Quarter 2000           7/8 (0.875)               1/8 (0.125)

3rd Quarter 2000           15/32 (0.46875)           1/16 (0.0625)

4th Quarter 2000           27/128 (0.2109375)        1/32 (0.03125)


1st Quarter 2001           .07                       .03

2nd Quarter 2001           .26                       .03

3rd Quarter 2001           .55                       .18

4th Quarter 2001           .38                       .06

1st Quarter 2002           .80                       .07

Note: The Company's fiscal year end is January 31, but the above prices are by calendar quarter.

The quotations above reflect reported historical quotes obtained from Bigcharts.com, without retail markup, mark down or commission, and may not represent actual transactions.

According to the Company's transfer agent, as of January 31, 2002 the Company had over 344 Shareholders on record of its Common Stock. The Company has not previously paid cash dividends on its Common Stock. The payment of cash dividends from current earnings is not prohibited by any agreements to which the Company is a party, but is subject to the discretion of the Board of Directors and will be dependent upon many factors, including the Company's earnings, its capital needs and its general financial condition. The Company currently does not intend to pursue a policy of payment of dividends, but rather to utilize any excess proceeds to finance the development and expansion of its business.

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

The Company was involved in a second private placement of up to 4,000,000 units as of January 31, 2002. Each Unit consists of one share of common stock and three common stock purchase warrants designated Series E, Series F and Series G Common Stock Purchase Warrants (collectively, the "Warrants"). Each Series E Warrant entitles the holder to purchase one share of common stock at a purchase price of $.75 per share. Each Series F Warrant entitles the holder to purchase one share of common stock at a purchase price of $1.50 per share. Each Series G Warrant entitles the holder to purchase one share of common stock at a purchase price of $3.00 per share. The Warrants are immediately exercisable and will expire on October 1, 2005. Upon 15 days written notice, the Company may call any Warrant series or all of the Warrants at a call price of $.001 per underlying share should the common stock trade at or above $5.00 per share for 10 consecutive trading days prior to the date of such notice. The Company had sold 1,822,500 units as of March 21, 2002. The Company received a double payment from one investor for $7,000 in March 2002; the amount has been recorded as a Note Payable to the investor for $7,000.

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

The forward-looking statements are based on assumptions that the Company will continue to develop and market its products and services competitively. The forward-looking statements are also based upon assumptions that (a) competitive conditions within the streaming media and software business will not change materially or adversely; (b) demand for IceWEB products will grow; and (c) the market will accept the Company's new products and services. Assumptions relating to the foregoing are difficult or impossible to predict accurately and many are beyond the control of the Company. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.

The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

GENERAL

IceWEB enables public and private organizations to deliver interactive, streaming multimedia information to their employees, customers and business partners at any time and place they choose. IceWEB's software integrates audio, video, animated graphics, captioning, and indexing into a highly interactive presentation for training, marketing, or communications. IceWEB's mission is to enable easy and affordable interactive communications and education over the web. Using proprietary technology, IceWEB allows for the creation of interactive, multimedia presentations. Designed specifically to address the key issues of cost and complexity, IceWEB's product line includes software for both self-service and full service clients. As a result, IceWEB delivers quality streaming solutions in a smaller amount of time its competitors take. Further, customers can "do it themselves" with IceWEB's IceSHOWTM services. Customers use IceWEB products and services to webcast information over the Internet for training, to increase productivity, reinforce brand equity, and shorten time to market. IceWEB's core competency is in proprietary software that has been under development since 1999. The software integrates audio, video, animated graphics, captioning, and indexing into a highly interactive, customizable viewer interface seamlessly tied to an integrated database backend. The company has also incorporated technology into an entire suite of products (all positioned to make the creation and delivery of streaming applications easy and affordable). The product suite includes IceSHOWTM for on-demand multimedia presentations, IceSLIDETM for PowerPoint to Flash conversion, webconferences with direct marketing support. New IceWEB customers are acquired through direct and indirect sales channels.

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

IceWEB had sales of $212,104 and a net loss of $991,534 during its most recent fiscal year ended September 30, 2001. Included in this is a one time charge for the disposal of assets of $193,792 that included the write-off of impaired goodwill.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to experience operating expenses that use more cash than they generate. In the six months ending March 31, 2002 IceWEB's operations (not including DSSC) generated $132,325 in revenues and $497,917 in expenses for a net loss of $365,592. These losses follow the historic inability of the Company to generate positive cash flow. Consequently, the Company has depleted substantially all of its available cash and is facing continuing losses. IceWEB has several products and services that could produce high gross margin sales in sufficient volume to support the low operating costs of the Company if customer demand materializes. The Company may also consider a sale or merger with another Company as a possible solution to their cash and liquidity situation. They are also considering another offering of equity securities in the public market and are working to obtain the funding of a venture capitalist. None of these options may meet with the level of success desired by the company.

PLAN OF OPERATION

Due to its continuing losses, the Company is focused on its pursuit of all financing alternatives. Until such an alternative is implemented, the Company intends to continue its everyday business until such point that it is no longer possible to sustain operations. IceWEB plans to have some of its IceShow products ready for sale by the 3rd calendar quarter of this year. If these products perform as desired and if they win acceptance in the marketplace, the company may have high margin sales to help support its operations and growth.

SELECTED BALANCE SHEET ITEMS

For the fiscal year ended January 31, 2002 DSSC experienced losses as a result of the Company's efforts to invest in the actual and anticipated growth of the business. Because of the continued need for substantial amounts of working capital to fund the growth of the business, DSSC was projected to continue to experience significant negative operating and investing cash flows for the foreseeable future, which have had a significant impact on the balance sheet items.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents was $188,526 at January 31, 2002. This amount resulted from the ongoing private placement described above.

ACCOUNTS RECEIVABLE

Accounts receivable were $0 as a result of not having any sales.

INVENTORY

Inventory was $0; the business model that did not rely on having inventory.

OTHER ASSETS

There were no Other Assets

DUE FROM RELATED PARTIES

The amount due from related parties was the Note Receivable from two officers for the purchase of stock options.

EQUIPMENT

Equipment was $0 at January 31, 2002.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses were $201,724 at January 31, 2002. This resulted primarily from partially deferred salaries for the Company Officers and professional expenses.

UNEARNED REVENUE

Unearned revenue was $0 at January 31, 2002.

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Common stock and additional paid-in capital increased from $28,791 and $1,256,084 respectively at January 31, 2001 to $8,876 and $750,863 respectively at January 31, 2002. This change resulted principally from the sale of additional securities in the first private placement conducted primarily from July - September 2001. There is a Note Receivable due from Company officers for the purchase of stock options in the amount of $310,000 that is included in the Equity section.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED JANUARY 31, 2002

SALES AND INCOME FROM OPERATIONS

There were no sales or income from operations

COST OF SALES

There were no cost of sales

OPERATING EXPENSES

Operating expenses were $598,500 for the fiscal year ended January 31, 2002. Salaries for the Company's employees was $258.650 for the fiscal year ended January 31, 2002. Professional fees for legal and accounting expenses were $110,706 for the fiscal year ended January 31, 2002. Advertising & Marketing expenses were $49,287 for the fiscal year ended January 31, 2002 and insurance expense was $9,624 for the fiscal year ended January 31, 2002.

OTHER INCOME

Other income was $3,837 for the fiscal year end January 31, 2002. The result of more Company funds from the two private placement offerings being deposited in interest bearing accounts.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense was $0 for the fiscal year ended January 31, 2002. The Disease Sciences, Inc. business model that did not require the investment in plant, property and equipment.

CAPITAL LOSSES

There were no Capital losses for the fiscal year ended January 31, 2002.

INTEREST

Interest expense was $8,275 for the fiscal year ended January 31, 2002. This resulted principally due to the accrued interest on the $140,000 note payable.

ITEM 7 - FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Disease Sciences, Inc:

We have audited the accompanying balance sheet of Disease Sciences, Inc. (a development stage company) as of January 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the period from April 17, 2001 (inception) to January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Disease Sciences, Inc. at January 31, 2002 and the results of their operations and their cash flows for the period from April 17 2001 (inception) to January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DASKAL BOLTON LLP
---------------------

May 14, 2002
Boca Raton, FL

                             DISEASE SCIENCES, INC.
                          A Developmental Stage Company

                                  Balance Sheet

                                January 31, 2002

ASSETS

Current Assets:
         Cash and cash equivalents ...........................        $ 188,526

Total Assets .................................................        $ 188,526
                                                                      =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
         Accrued expenses ....................................        $ 201,724
         Notes payable .......................................          140,000
                                                                      ---------

Total Liabilities ............................................        $ 341,724
                                                                      ---------

Stockholders' deficit:

Common stock, par value $.001
100,000,000 shares authorized
8,992,931 issued and outstanding .............................        $   8,993
Additional paid in capital ...................................          440,746
Accumulated deficit ..........................................         (602,937)
                                                                      ---------

Total stockholders' deficit ..................................         (153,198)
                                                                      ---------

Total liabilities and stockholders' deficit ..................        $ 188,526
                                                                      =========

                See accompanying notes to financial statements.

                             DISEASE SCIENCES, INC.
                          A Developmental Stage Company

                             Statement of Operations

                    For the Period April 17, 2001 (Inception)
                               To January 31, 2002


Operating Expenses:
         Salaries & employee benefits .....................         $   258,650
         Professional fees ................................             110,706
         Marketing and advertising ........................              49,287
         Insurance ........................................               9,623
         Other Selling, General and
         Administrative ...................................             170,234
                                                                    -----------

Operating loss ............................................            (598,500)

Interest income ...........................................               3,838
Interest expense ..........................................               8,275

Net loss ..................................................         ($  602,937)
                                                                    ===========

Loss per share ............................................         ($     0.07)

Weighted average shares
Outstanding basic and diluted .............................           8,553,591


                See accompanying notes to financial statements.

                             DISEASE SCIENCES, INC.
                          A Developmental Stage Company

                       Statement of Stockholders' Deficit

                    For the Period April 17, 2001 (Inception)
                               To January 31, 2002

                                            Common Stock              Additional     Accumulated
                                      Shares           Amount      Paid in capital     Deficit          Total
                                    -----------       ---------    ---------------   -----------      ---------
Balance at 2-1-01 ................  $         0       $       0       $       0       $       0       $       0
Common stock issued ..............    6,000,000           6,000          14,240               0          20,240
Acquisition of assets ............    2,879,100           2,879         (86,983)              0         (84,104)
Common stock issued ..............      566,000             566         480,839               0         481,405
Common stock options exercised
                                        200,000             200         309,800               0         310,000
Notes receivable for stock options
                                              0               0        (310,000)              0        (310,000)
Common stock issued for services
                                        150,000             150          32,850               0          33,000
Treasury stock retired
                                       (802,169)           (802)              0               0            (802)
Net loss for year ................            0               0               0        (602,937)       (602,937)
                                    -----------       ---------       ---------       ---------       ---------

Balance at 1-31-02 ...............    8,992,931       $   8,993       $ 440,746       ($602,937)      ($153,198)
                                    ===========       =========       =========       =========       =========

                 See accompanying notes to financial statements

                             DISEASE SCIENCES, INC.
                          A Developmental Stage Company

                             Statement of Cash Flows

                    For the Period April 17, 2001 (Inception)
                               To January 31, 2002


CASH FLOWS USED IN OPERATING ACTIVITIES:

    Net loss ......................................................   ($602,937)
    Adjustments to reconcile net loss to net cash in operating activities:
    Common stock issued for services ..............................      33,000
    Changes in assets and liabilities:
    Accrued expenses ..............................................     201,724
                                                                      ---------

NET CASH USED IN OPERATING ACTIVITIES: ............................    (368,213)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from Note Payable ....................................     140,000
    Proceeds from issuance of Common Stock ........................     416,739
                                                                      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES .........................     556,739

NET INCREASE IN CASH ..............................................     188,526

CASH AND EQUIVALENTS - beginning of year ..........................           0

CASH AND EQUIVALENTS - end of year ................................   $ 188,526

Supplemental disclosure of cash flows information:
Non cash transactions affecting financing activity:
    Common Stock issued for notes receivable $310,000

                See accompanying notes to financial statements.

                             DISEASE SCIENCES, INC.
                          A Developmental Stage Company

                              Financial Statements

                                January 31, 2002

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    DESCRIPTION OF BUSINESS

Disease Sciences, Inc. is a developmental stage biopharmaceutical clinical diagnostics company.

On May 23, 2001, the Company executed an agreement and plan of reorganization and stock purchase agreement (the Agreement) with Disease Sciences, Inc. a Florida Corporation. Under the terms of the agreement the Company acquired 100% of the issued and outstanding stock of Disease Science, Inc. in exchange for 6,000,000 shares of the Company's common stock. The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two company's is recorded as a recapitalization of Disease Sciences, Inc. pursuant to which Disease Science, Inc. is treated as the continuing entity.

On March 21, 2002, Disease Sciences, Inc. executed an Agreement and Plan of Merger (DSSC Agreement) with IceWEB Communications, Inc., a Delaware Corporation and its shareholders. Under the terms of the DSSC Agreement IceWEB was acquired by and became a wholly owned subsidiary of DSSC. Pursuant to the DSSC Agreement, each of the 22,720,500 share of common stock of ICEWEB issued and outstanding immediately prior to the Merger were converted into the right to receive 1.07 shares of restricted common stock of DSSC, for an aggregate of 24,311,000 DSSC Common Shares. The source of the approximately 24,311,000 DSSC Common Shares being exchanged for approximately 22,720,500 IceWEB Common Shares is as follows:
5,600,000 DSSC Common Shares were returned to the DSSC Treasury following the redemption of DSSC Common Shares; and approximately 18,711,000 additional DSSC Common Shares were issued from the DSSC Treasury. DSSC redeemed 5,600,000 Common Shares from Dr. Goldstein and Brian Johns in consideration for (a) forgiveness of $10,000 promissory notes owing by each to DSSC; and (b) payment of $55,000 by DSSC to each of Goldstein and John. Each of the 5,441,000 warrants to purchase ICEWEB Common Shares issued and outstanding immediately prior to the Merger but not exercised were converted into the right to receive one warrant to purchase
1.07 Common Shares upon exercise of said warrant. The 6,980,000 warrants to purchase DSSC Common Shares remain issued and outstanding. None of said warrants has been exercised. Options to purchase ICEWEB Common Shares issued and outstanding immediately prior to the Merger but not exercised shall be converted into the right to receive one option to purchase 1.07 Common Shares upon exercise of said options. Giving effect to the recapitalization, the exchanging IceWEB Shareholders will be the DSSC Controlling Shareholder after the Merger. DSSC will have a total of 29,460,935 shares of Common Stock issued and outstanding. The significant shareholders with 5% or more or the shares are John
R. Signorello with 61.7% or the shares and Michael VanPatten with 5.12% of the shares. The closing of the agreement has resulted in a change in control of Disease Sciences, Inc. Concurrent with the closing of the DSSC Agreement, the pre-merger Directors and Officers of DSSC were replaced by the Directors and Officers of IceWEB.

       (b)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at January 2002. At January 31, 2002 the company's cash balance at one bank exceeded the federally insured limit by approximately $94,000.

       (c)    INCOME TAXES

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

       (d)    REVENUE RECOGNITION

              The Company has not earned any revenue during the fiscal year ended January 31, 2002. Revenue recognitions policies are in accordance with Generally Accepted Accounting Principles.

       (e)    EARNINGS PER SHARE

              The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share("SFAS No. 128"). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded form the calculation if their effect is antidilutive.

       (f)    STOCK OPTION PLAN

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

       (g)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)    RELATED PARTY TRANSACTIONS

       In August 2001 two Directors of the Company exercised stock options previously granted to them under the Company's stock option plan to each acquire 100,000 shares of the Company's common stock. As consideration for the exercise price of $1.55 per share, each of the Directors issued to the company a one year unsecured promissory note in the principal amount of $155,000 bearing interest at 5.5% per annum. This amount was written off against paid in capital as part of the Plan of Merger with IceWEB.

       In March 2002, two Directors entered into a share exchange agreement with DSSC the result of which shall be that they shall exchange 5,600,000 shares of DSSC Common Stock in consideration for (a) forgiveness of $10,000 promissory notes owing by each to DSSC; and (b) payment of $55,000 by DSSC to each of them.

(3)    SEC ADMINISTRATIVE PROCEEDING

       On November 15, 2001, the Securities and Exchange Commission ("SEC")issued an order instituting a cease-and-desist proceeding against Disease Sciences, Inc. The SEC found that Disease Sciences did on October 16, 2001 issue a press release headlined "Disease Sciences, In. Ultra High Pressure Pulse Technology Kills Conventional Pathogens Including Anthrax." Among other things, the press release stated that using High Pressure Pulse ("HPP") technology Disease Sciences "may be able to develop a simple, inexpensive method for cleaning our food and water supplies should they come under attack from bio-terrorism, as well as sterilize other items, such as mail and packages that could be accommodated in the pressure apparatus." On October 17, 2001, Disease Sciences issued a press release stating that "Disease Sciences is presently investigating a commercially viable project" using HPP technology. The Disease Sciences press releases omitted to state that at the time of the press releases, HPP had not been tested for or shown to be practical or economical for the uses suggested in the Disease Sciences October 16 press release; and Disease Sciences did not yet have a license to use HPP for any of the uses suggested in the October 16 press release. Section 10(b) of the Exchange Act and Rule 10b-5 thereunder prohibit, in connection with the purchase or sale of any security, making any untrue statement of a material fact or omitting to state a material fact necessary to make the statements made in light of the circumstances under which they were made, not misleading. Disease Sciences issued publicly the statements set forth above. Disease Sciences knew, or was reckless in not knowing, that these statements were false and misleading at the time they were made. Accordingly, the Commission found that Disease Sciences violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. No further actions have been taken against the Company from the SEC regarding this matter, furthermore, in the opinion of management there is no need for an accrual.

 (4)    ACQUISITIONS

       On November 27, 2001 Disease Sciences acquired 9,050,833 shares of the common stock of HealthSpan Sciences, Inc., a privately-held California corporation ("HealthSpan") in exchange for 400,000 shares of our common stock in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act. The shares which we acquired in HealthSpan represented approximately 51% of the currently issued and outstanding capital stock. Granite Financial Group, Inc., a broker/dealer which had previously been engaged by HealthSpan to act as its financial advisor, received 200,000 of the shares of our common stock issued to HealthSpan as compensation for its services to HealthSpan. From time to time Granite Financial Group, Inc. has provided investment advisory services to us. This agreement was rescinded on March 21, 2002. As per the recission Healthspan Sciences, Inc. has returned all of the 400,000 shares of DSSC and DSSC has returned all of the 9,000,000 shares of Healthspan Sciences, Inc. Furthermore, neither DSSC or Healthspan Sciences, Inc. has any financial obligations or indebtedness to each other.

(5)    NOTES PAYABLE

       On May 23, 2001 the Company borrowed a total of $140,000 from two unaffiliated third parties. The notes are unsecured, payable upon demand and bear interest at 9% per annum. For the period since the date of the notes to January 31, 2002, the Company has accrued interest payable of $8,400 on these notes.

(6)    TREASURY STOCK

       In May 2001, the Company, repurchased an aggregate of 8,021,694 shares of its common stock owned from a former director of the Company, and a company which he controls, for an aggregate purchase price of $106,500. These shares have been cancelled and returned to the status of authorized but unissued shares of common stock.

(7)    PRIVATE PLACEMENT

       The Company completed a private placement of 470,000 Units (the "Units)" in August of 2001. Each Unit consisted of one share of common stock and four common stock purchase warrants designated Series A, Series B, Series C and Series D common stock purchase warrants (collectively the "Warrants"). The Series A Warrant included in each Unit entitles the holder to purchase one share of common stock of the Company at a purchase price of $.30 per share. The Series B Warrant included in each Unit entitles the holder to purchase one share of common stock of the Company at a purchase price of $.60 per share. The Series C Warrant included in each Unit entitles the holder to purchase one share of common stock of the Company at a purchase price of $1.00 per share. The Series D Warrant included in each Unit entitles the holder to purchase one share of common stock of the Company at the purchase price of $2.00 per share. The Warrants will expire on May 1, 2006. The Company may call any Warrant series or all of the Warrants at a call price of $.001 per underlying share should the Company's common stock trade at or above $5.00 per share, based on the reported closing bid price of the common stock, for 10 consecutive trading days following 15 days prior written notice of the Company's intention to call the Warrants. In the event the Warrants or Warrant series subject to call have not been exercised by written notice within such 15-day notice period, the Warrants will cease to exist. Approximately $470,000 was collected from investors for this private placement.

The Company was involved in a second private placement of up to 400,000 units as of January 31, 2002. Each Unit consists of one share of common stock and three common stock purchase warrants designated Series E, Series F and Series G Common Stock Purchase Warrants (collectively, the "Warrants"). Each Series E Warrant entitles the holder to purchase one share of common stock at a purchase price of $.75 per share. Each Series F Warrant entitles the holder to purchase one share of common stock at a purchase price of $1.50 per share. Each Series G Warrant entitles the holder to purchase one share of common stock at a purchase price of $3.00 per share. The Warrants are immediately exercisable and will expire on October 1, 2005. Upon 15 days written notice, the Company may call any Warrant series or all of the Warrants at a call price of $.001 per underlying share should the common stock trade at or above $5.00 per share for 10 consecutive trading days prior to the date of such notice. The Company had sold 1,822,500 units as of March 21, 2002. Approximately $96,000 had been collected for the issuance of 96,000 shares as of January 31, 2002.

(8)    STOCK OPTION PLAN

       On August 21, 2000, the Company adopted a stock option plan (the "Plan")pursuant to which the Company's Committee appointed by the Board of Directors may grant options to officers and key employees. The Plan authorizes grant of options to purchase up to 10,000,000 shares of authorized but unissued common stock.

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

       Stock option activity during the period is indicated as follows:

                                          SHARES       EXERCISE PRICE
                                          -------      --------------
       Balance at January 31, 2001         25,000        $   2.00
       Granted ...................        100,000            1.55
       Exercised .................        200,000            2.00

       Balance at January 31, 2002         25,000            2.00

     Weighted average fair value of options outstanding at year end $37,500


       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased by $350,000.

       The effects of applying SFAS No. 123 for the presentation of pro forma disclosures are not necessarily indicative of the effects on reported net income for future years. The fair value of the options granted were estimated using the Black-Scholes option pricing model as of the date of grant with the following assumptions:

                    Expected dividend yield .......      0.0%
                    Risk-free interest rate .......      4.5%
                    Expected volatility ...........    444.0%
                    Term (vesting period- in years)      1

(9)    INCOME TAXES

The following is a reconciliation between expected income tax benefit and actual using the applicable statutory federal income tax rate for the period ended January 31, 2002.

                   Expected tax benefit ........  $(199,000)
                   Change in valuation allowance    156,000
                   Other .......................     43,000
                                                  ---------

                                                  $       0
                                                  =========

The tax effect of temporary differences that give rise to the deferred tax assets as of January 31, 2002 are as follows:

                Deferred tax asset:
                    Net operating loss carryforward  $ 156,000
                    Less valuation allowance ......   (156,000)

                Net deferred tax asset ............  $       0
                                                     =========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies, as well as carryback opportunities, in making these assessments. Based upon the level of historical taxable income and projections for future taxable income over the periods in which deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The benefit of the net operating loss carryforward might be limited due to changes in ownership as defined in the Internal Revenue Code and Regulations thereunder. The net operating loss carryforward is derived from an approximate $415,000 taxable loss for the period ending January 31, 2002 and will expire in 2017.

(10)   LIQUIDITY

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, since inception, the Company's operating and investing activities have used more cash than they have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, the Company expects to continue to experience significant negative operating and investing cash flows for the foreseeable future. The Company may need to raise additional capital in the future to meet the operating and investing cash requirements. The Company may not be able to find additional financing, if required, on favorable terms or at all. If additional funds are raised through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock, and the stockholders may experience additional dilution to their equity ownership. Since there are no assurance that such financing will be available when and as needed to satisfy current obligations, substantial doubt exists as to whether the Company will continue as a going concern.

(11)   COMMON STOCK REVERSE SPLIT

       On December 3, 2001, the Company effected a 1 for 10 reverse stock split of its common stock. The total number of authorized shares and the par value did not change. The total number of issued and outstanding shares of its common stock on the record date were 91,669,002; given effect to the stock split, the company has 8,992,931 shares of common stock issued and outstanding as of January 31, 2002. The financial statements have been adjusted to retroactively show a 1 for 10 reverse stock split.

(12)   LITIGATION

The company is involved in various claims and lawsuits arising in the normal course of business. At this time, any outcome cannot be estimated and the results may be material to the Company's financial position.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a meeting held on May 10, 2002, the Board of Directors of Disease Sciences, Inc. (the "Company") approved the engagement of Daszkal Bolton, LLP as independent auditors of the Company for the fiscal year ended January 31, 2002, to replace Feldman Sherb & Co., who were dismissed as the Company's auditors effective on May 10, 2002.

The reports of independent auditors of Feldman Sherb on the Compnay's financial statements for the two years ended January 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles; however, Feldman Sherb's opinion dated August 15, 2001 relative to the financial statements as of and for each of the two years ended January 31, 2001 included an explanatory paragraph relative to Disease Sciences, Inc.'s ability to continue as a going concern.

During the two fiscal years ended January 31st, there were no disagreements with Feldman Sherb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Feldman Sherb would have caused Feldman Sherb to make reference to the subject matter in their report.

Prior to engaging Daszkal Bolton, LLP, the Company did not consult Daszkal Bolton, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

The Company requested Feldman Sherb to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. Feldman Sherb provided this letter, dated May 16, 2002 and it was filed as an exhibit to Current Report Form 8-K filed with the Commission on May 16, 2002.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following presents directors, executive officers, promoters and control persons of the Company as of April 30, 2002:

NAME                        AGE      TITLE                    TERM OF OFFICE
----                        ---      -----                    --------------
John R. Signorello           36      Chairman                      Ind
                                     Chief Executive Officer
                                     Director                       1

John R. Signorello has served as President and CEO and a member of the Board of Directors since October 1999. From 1991 until September 1997, Mr. Signorello served as the Chief Executive Officer of STMS -"Solutions That Make Sense" - a private technology company he founded that specialized in computer networks, systems integration and information technology. In September 1997, the company was acquired by Steelcloud Company, formerly known as Dunn Computer Corporation (Nasdaq:SCLD), and Mr. Signorello remained as Vice President of Sales and Marketing until November 1998. From December 1998 to September 1999 he was involved with several internet companies. Prior to founding STMS, Mr. Signorello served as a business consultant for Applied Accounting Technology. Mr. Signorello, an accomplished musician, is also a principal in New York City Lights Entertainment. Mr. Signorello received a B.B.A. in Marketing from Radford University in 1989.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

John R. Signorello filed initial Statements of Beneficial Ownership of Securities on Form 3 on April 11, 2002

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the last fiscal year to the officers of DSSC. All of the DSSC executive officers of the Company have served since April 17, 2001.

Name & Position       Year        Salary     Bonus       Options     Total
---------------       ----        ------     -----       -------     -----
Dr. Wayne Goldstein    01         $68,444    $0         1,000,000   $68,444
Brian S. John          01         $49,094    $5,000     1,000,000   $54,094

EMPLOYMENT CONTRACTS

As of January 31, 2002 there were no existing employment contracts.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Based on information from the Company's transfer agent, the Company believes that the following individuals/entities hold five percent (5%)or more of the outstanding voting stock of the Company as of March 21, 2002. No other individual or any group is known to the Company to be the beneficial owner of more that five percent (5%) of any class of the Company's voting securities.

Title of Class         Name and Address               Amount & Nature         %
--------------         ----------------               ---------------        ---
Common Stock           John R. Signorello             18,179,300 Direct      62%
                       620 Herndon Parkway
                       Suite 360
                       Herndon, VA 20170

Common Stock           Michael VanPatten               1,508,700 Direct       5%
                       620 Herndon Parkway
                       Suite 360
                       Herndon, VA 20170

(b) As of March 21, 2002 all management shareholders of record are shown above in (a). The number of shares of Common Stock owned by all officers and directors as a group (directly or indirectly as of January 31, 2002) is believed by management to be 20,758,000 shares, or approximately 70.5% of the outstanding shares of Common Stock.

(c) As stated in Item 6 above, the Company's inability to generate positive cash flow has forced the Company to pursue all possible financing alternatives, including the sale of the Company, a merger or a reverse merger. On March 21, 2002, the Company executed an Agreement and Plan of Merger acquire IceWEB, Inc. The terms of the Agreement are stated in Item 7 above.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             In August 2001 two Directors of the Company exercised stock options previously granted to them under the Company's stock option plan to each acquire 1,000,000 shares of the Company's common stock. As consideration for the exercise price of $.155 per share, each of the

Directors issued to the company a one year unsecured promissory note in the principal amount of $155,000 bearing interest at 5.5% per annum.

IceWEB had Notes Receivable from a corporation related through common ownership and separately from a shareholder of the Company. The Note Receivable appearing on IceWEBs books was from a corporation related through common ownership in the amount of $4,242 at September 30, 2001. The advance is non-interest bearing and due on demand. During the year ended September 30, 2001, IceWEB had advanced a shareholder $150,000. This advance is non-interest bearing and due on demand. During the year ended September 30, 2001, a shareholder of the Company was advanced $20,080 and provided monies to help fund operations in the amount of $66,873. The advance remains non-interest bearing and due on demand.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

     EXHIBIT NO.                           EXHIBIT
     -----------                           -------

         2.1 Agreement and Plan of Reorganization (FILED AS EXHIBIT TO CURRENT REPORT ON FORM 8-K ON JUNE 6, 2001, AND INCORPORATED BY REFERENCE

         2.2 Agreement and Plan of Merger (FILED AS EXHIBIT TO CURRENT REPORT ON FORM 8-K ON APRIL 4, 2002, AND INCORPORATED BY REFERENCE

         5 Atlas Pearlman Legal Opinion of Registration Statement on Form S-8; Disease Sciences (FILED AS EXHIBIT 5 TO REGISTRATION STATEMENT ON FORM S-8 ON AUGUST 17, 2001, AND INCORPORATED HEREIN)

         10.1 Asset Purchase Agreement (FILED AS EXHIBIT 10.1 TO CURRENT REPORT ON FORM 8-K ON JULY 26, 2001, AND INCORPORATED HEREIN)

         10.2 Form of Stock Purchase Agreement (FILED AS EXHIBIT 10.1 TO CURRENT REPORT ON FORM 8-K ON DECEMBER 4, 2001, AND INCORPORATED HEREIN)

         10.3 Research and Development Agreement (FILED AS EXHIBIT 10.2 TO CURRENT REPORT ON FORM 8-K ON DECEMBER 4, 2001, AND INCORPORATED HEREIN)

         16.1 Change of Certifying Accountant (FILED AS EXHIBIT TO CURRENT REPORT ON FORM 8-K ON JUNE 7, 2001, AND INCORPORATED HEREIN BY REFERENCE

         16.2 Change of Certifying Accountant (FILED AS EXHIBIT TO CURRENT REPORT ON FORM 8-K ON MAY 16, 2002, AND INCORPORATED HEREIN BY REFERENCE)

         23.1 Consent of Independent Auditors (FILED AS EXHIBIT 23.1 TO REGISTRATION STATEMENT ON FORM S-8 ON AUGUST 17, 2001, AND INCORPORATED HEREIN)

         99.1 Independent Auditors Report (FILED AS EXHIBIT 99.1 TO CURRENT REPORT ON FORM 8-KA ON JUNE 29, 2001 AND INCORPORATED HEREIN)

         99.2     Unaudited Pro Forma Combined Financial Statements (FILED AS
                  EXHIBIT 99.2 TO CURRENT REPORT ON FORM 8-KA ON JUNE 29, 2001, AND INCORPORATED HEREIN)

       (b) Reports on Form 8-K

The Company filed ONE report on Form 8-K during the last quarter of the fiscal year ENDED January 31, 2002. The Company filed ONE report on Form 8-K during the first quarter ENDED April 30, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISEASE SCIENCES, INC.

By: /s/ BRIAN S. JOHN
    ------------------------
    Brian S. John, President

Date: May 15, 2002



In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                                    TITLE

/s/ JOHN R. SIGNORELLO                       Chief Executive Officer
----------------------                       Principal Financial Officer
John R. Signorello                           Director