Form 10QSB
period 2002-03-31
DISEASE SCIENCES INC
filed 2002-08-16
CIK 1097718

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________________________


                        Commission File Number: 000-27865

                             DISEASE SCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)


               Delaware                               65-1095431
    (State or other jurisdiction of                 (IRS Employer
     Incorporation or organization)               Identification No.)


                620 Herndon Parkway, Suite 360, Herndon, VA 20170
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (703) 563-6565

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,437,878 issued and outstanding at March 31, 2002.

                             DISEASE SCIENCES, INC.
                    TO BE RENAMED ICEWEB COMMUNICATIONS, INC.

              QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED
                                 MARCH 31, 2002

                                TABLE OF CONTENTS



                                                                        Page No.
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Unaudited Condensed Balance Sheet at March 31, 2002..........      3

           Unaudited Condensed Statements of Operations for the.........      4
           three months and six months ended March 31, 2002 and 2001

           Unaudited Condensed Statements of Cash Flows for the.........      5
           six months ended March 31, 2002 and 2001

           Notes to Unaudited Condensed Financial Statements............   6-13

Item 2     Management's Discussion and Analysis of Financial............  13-21
           Condition and Results of Operations


PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K ............................     22

           Signatures ..................................................     22

Item 1. Financial Statements

                             DISEASE SCIENCES, INC.
                    TO BE RENAMED ICEWEB COMMUNICATIONS, INC.
                                 March 31, 2002
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
Current assets:
  Cash ........................................................     $     9,419
  Accounts receivable .........................................          42,713
                                                                    -----------
    Total current assets ......................................          52,132
                                                                    -----------

Property and equipment, net ...................................         200,248

Due from related parties ......................................          84,857
                                                                    -----------
Total assets ..................................................         337,237
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable ............................................     $   244,842
  Accrued expenses ............................................          28,762
  Payable to officer ..........................................         403,015
  Notes payable ...............................................          97,000
  Deferred revenue ............................................           5,000
                                                                    -----------
    Total current liabilities .................................         762,150
                                                                    -----------
Stockholders' deficit:
  Common stock, $.001 par value; 100,000,000
    shares authorized, 29,437,878 issued ......................          29,438
  Additional paid in capital ..................................       1,542,266
  Accumulated deficit .........................................      (2,013,087)
                                                                    -----------
    Total stockholders' deficit ...............................        (424,913)
                                                                    -----------

Total liabilities and stockholders' deficit ...................         337,237
                                                                    ===========
                   See notes to condensed financial statements

                             DISEASE SCIENCES, INC.
                    TO BE RENAMED ICEWEB COMMUNICATIONS, INC.

                        CONDENSED STATEMENT OF OPERATIONS
               THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                          Three Months Ended             Six Months Ended
                               March 31                       March 31
                          2002           2001           2002           2001
                      ------------   ------------   ------------   ------------
Revenues ...........  $     67,686   $        489   $    141,171   $        489

Cost of Sales ......        13,122          8,104         49,298          8,104
                      ------------   ------------   ------------   ------------
Gross Profit .......        54,563         (7,614)        91,873         (7,614)
                      ------------   ------------   ------------   ------------

Operating expenses:

  Marketing & sales         61,556         33,591        115,851         36,844

  Research & .......        16,995              0         43,042              0
  development

  General & ........        90,760         78,449        187,063        168,572
  Administrative
                      ------------   ------------   ------------   ------------
Operating loss .....      (114,746)      (119,655)      (254,082)      (213,031)
                      ------------   ------------   ------------   ------------

Interest (income)
expense, net .......            66          7,522          3,440          7,522

Loss on disposal of
assets .............         2,117              0          2,117              0

Depreciation and
amortization .......        22,866         21,957         49,412         41,857
                      ------------   ------------   ------------   ------------
Net loss ...........  $   (139,796)  $   (149,133)  $   (309,052)  $   (262,409)
                      ============   ============   ============   ============
Basic loss per
common share .......  $       (.01)  $       (.01)  $       (.01)  $       (.01)
                      ============   ============   ============   ============

Weighted average
common shares
outstanding ........    23,475,262     25,000,000     23,091,626     25,871,762
                      ============   ============   ============   ============

                See notes to condensed financial statements

                             DISEASE SCIENCES, INC.
                    TO BE RENAMED ICEWEB COMMUNICATIONS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                         2002            2001
                                                       ---------      ---------
NET LOSS .........................................     $(309,052)     $(262,409)

Adjustments to reconcile net loss to net
 cash provided by operating activities:
Depreciation & amortization ......................        49,412         41,857
Loss on disposal of assets .......................         4,910              -
Non-cash adjustments .............................        (2,020)             -
Changes in assets and liabilities:
  Increase in assets .............................        55,798        170,663
  Increase in liabilities ........................        78,976         34,164
                                                       ---------      ---------
NET CASH PROVIDED (USED) IN OPERATIONS ...........      (121,976)       (84,053)
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets .......................        (9,695)       (72,991)
  Proceeds from sale of fixed assets .............        10,000              -
                                                       ---------      ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES .           305        (72,991)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Notes payable ..................................        97,000        (46,680)
  Proceeds from related party ....................        22,592        (25,697)
  Contributed capital ............................         3,986              -
  Proceeds from private offering .................             -        539,500
                                                       ---------      ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .       115,606        467,123
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH ..................        (6,065)       310,078

CASH, beginning of period ........................        15,484         40,192
                                                       ---------      ---------
CASH, end of period ..............................         9,419        350,270
                                                       =========      =========

                 See notes to condensed financial statements

                              Disease Science, Inc.
                    To be renamed Iceweb Communications, Inc.

Notes to Condensed Financials Statements unaudited

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements

The unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. The accounting entries to record the merger with DSSC are included in the financial statements for the second quarter of fiscal year 2002 (January 2002 through March 2002). Additional information on the finances of Disease Sciences, Inc. and the merger can be found in the Form 10-KSB filed May 16, 2002; the Form 8-K filed April 4, 2002 and the Form 8-K/A filed June 16, 2002.

The results of operations for the three months and nine months ended are not necessarily indicative of those for the full year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the financial position and the results of operations for the periods indicated.

Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended January 31, 2001. As stated above, the Form 8-K and Form 8-K/A that contained information on the merger between Disease Sciences, Inc. and Iceweb, Inc. should also be read.

On June 18, 2002, the Company filed a Form 8-K to change its fiscal year to October 1 through September 30. The change takes effect immediately so that the current fiscal year is October 1, 2001 through September 30, 2002.

Organization

Disease Sciences, Inc.(DSSC), is a Delaware corporation which anticipates changing its name to Iceweb Communications, Inc. in the near future.

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

Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over their estimated useful lives.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

Generally, revenues from sales of products are recognized when products are shipped unless the Company has obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract. The company uses the Percentage of Completion method to recognize revenue and expense from contracts extending through fiscal quarters.

Intangible Assets

Trademarks were acquired in September 2000. They were recorded at cost and are amortized using the straight-line method over 5 years. The Company continually reviews its intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected future operating cash flows are lower than the carrying value.

Advertising Costs

Advertising costs are included in selling expenses, and are expensed as incurred.

Amortization of Goodwill

Goodwill represents the amount by which the purchase price of a business acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting. The Company assesses whether its goodwill and other intangible assets are impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. The Company determined the goodwill associated with the acquisition of American Computer Systems was impaired and the entire amount of goodwill, $257,081 and accumulated amortization, $102,832 was written off in September 2001.

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statements 142). Statement 141 eliminates the pooling-of interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 changes the criteria to recognize intangible assets apart form goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Identifiable intangible assets will continue to be amortized over their estimated useful lives.

Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued. The Company plans to adopt Statement 142 beginning January 1, 2002. The adoption of Statement 142 is not expected to have a material impact on the Company's earnings or financial position, since Goodwill was written down to $0 as of September 30, 2001.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                       2002             2001
                                                       ----             ----
Furniture and fixtures .....................        $  21,593         $   4,593
Computers and equipment ....................          177,961            92,988
Software ...................................           96,615
Automobiles ................................            3,600            17,737
Intangibles ................................            9,676            38,972
Leasehold improvements .....................            3,000            20,760
  Accumulated depreciation .................         (112,197)          (30,460)
                                                     --------           -------
Property and equipment, net ................          200,248           144,590
                                                     ========           =======
NOTE 4 - OPERATING LEASES

The Company leased facilities in Chantilly, VA for office space and developmental work through May 2001 at a cost of $2,250 per month. From June to September 2001 the Company occupied the Learning Stream office space at Silver Spring, MD; the rental expense was paid by Learning Stream, Inc. From September 15, 2001 through April 30, 2002 the Company had a sublease on space in Herndon, VA at a cost of $5,000 per month. The Company has extended its lease at its current location for 24 months starting May 1, 2002 at an average cost of $6,933 per month.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consist of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance against accounts receivable has been established for $8,500.

NOTE 6 - RELATED PARTIES

For the period ended March 31, 2002, the company held Notes Receivable from a corporation related through common ownership and separately from a shareholder of the Company. At March 31, 2002 and 2001, the Company had a note receivable from a shareholder of $81,652 and $137,127. This advance is non-interest bearing and due on demand. The company advanced a corporation related through common ownership $3,204 and $4,242 at March 31, 2002 and 2001 respectively. The advance is non-interest bearing and due on demand.

During the years ended September 30, 2001 and 2000 a shareholder of the corporation contributed capital of $2,280 and $886,191, respectively to help fund operations.

The Company has a note payable for $403,015 due to a shareholder of the Company. The note is described more fully below under NOTES PAYABLE.

NOTE 7 - STOCK OFFERING

In July 2000, the Company commenced a stock offering under Regulation D. The offering consisted of 10,000 units at $100 per unit, each unit contained 500 shares of common stock at a price of $0.20 per share. As of September 30, 2000, no common stock had been issued, nor had any funds been received. As of September 2001, approximately $539,500 was received and approximately 2,720,500 shares of common stock had been issued. Each share of common stock that was sold was subsequently issued two warrants for each common share for a total of 5,441,000 warrants.

NOTE 8 - ACQUISITION

In June 2001, the Company executed an asset purchase agreement to purchase all the assets of Learning Stream, Inc. which is in the same line of business as the Company. The purchase price was $173,000, which approximates the fair value of $72,000 of computer software and $101,000 of computer equipment acquired. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements from the date of acquisition.

NOTE 9 - SHORT-TERM DEBT

The Company had a line of credit with Merrill Lynch Business Financial Services, Inc. of up to $500,000. The interest rate charged was based on 30-day commercial paper plus 2.4%. The interest rate was 5.07% and 8.96% as of September 30, 2001 and 2000 respectively. The line of credit was secured by the assets of the Company, and was personally guaranteed by the majority shareholder. The line of credit expired in January 2002 and was converted to a note payable to the majority shareholder.

On May 23, 2001 Disease Sciences borrowed a total of $140,000 from two unaffiliated third parties. The notes are unsecured, payable upon demand and bear interest at 9% per year. In March 2002, payments totaling $50,000 reduced the balance due to $90,000. The Company has accrued interest payable of $8,400 on these notes as of March 31, 2002.

In March 2002, a shareholder made a double payment of $7,000 to the Company for the ongoing private placement. The amount due the shareholder has been recorded as a note payable.

NOTE 10 - PRIVATE PLACEMENT

Disease Sciences, Inc. completed a private placement of 4,700,000 Units (the "Units)" in August of 2001. Each Unit consisted of one share of common stock and four common stock purchase warrants designated Series A, Series B, Series C and Series D common stock purchase warrants (collectively the "Warrants"). The Series A Warrant included in each Unit entitles the holder to purchase one share of common stock of the Company at a purchase price of $.30 per share. The Series B Warrant included in each Unit entitles the holder to purchase one share of common stock of the Company at a purchase price of $.60 per share. The Series C Warrant included in each Unit entitles the holder to purchase one share of common stock of the Company at a purchase price of $1.00 per share. The Series D Warrant included in each Unit entitles the holder to purchase one share of common stock of the Company at the purchase price of $2.00 per share. The Warrants will expire on May 1, 2006. The Company may call any Warrant series or all of the Warrants at a call price of $.001 per underlying share should the Company's common stock trade at or above $5.00 per share, based on the reported closing bid price of the common stock, for 10 consecutive trading days following 15 days prior written notice of the Company's intention to call the Warrants. In the event the Warrants or Warrant series subject to call have not been exercised by written notice within such 15-day notice period, the Warrants will cease to exist.

The Company completed a second private placement of 1,822,500 units as of March 31, 2002. Each Unit consists of one share of common stock and three common stock purchase warrants designated Series E, Series F and Series G Common Stock Purchase Warrants (collectively, the "Warrants"). Each Series E Warrant entitles the holder to purchase one share of common stock at a purchase price of $.75 per share. Each Series F Warrant entitles the holder to purchase one share of common stock at a purchase price of $1.50 per share. Each Series G Warrant entitles the holder to purchase one share of common stock at a purchase price of $3.00 per share. The Warrants are immediately exercisable and will expire on October 1, 2005. Upon 15 days written notice, the Company may call any Warrant series or all of the Warrants at a call price of $.001 per underlying share should the common stock trade at or above $5.00 per share for 10 consecutive trading days prior to the date of such notice. The Company had sold 1,822,500 units as of March 21, 2002. The Company received a double payment from one investor for $7,000 in March 2002; the amount has been recorded as a Note Payable to the investor for $7,000.

NOTE 11 - STOCK OPTIONS

During March 2002, the Company adopted the "Management and Director Equity Incentive and Compensation Plan." The maximum number of shares authorized and available under the plan is 10,000,000 shares. As of March 31, 2002, 2,675,000 of the shares authorized under the plan have been issued. Under the terms of the plan, the options expire after 5 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the six months ended March 31, 2002.

                                  Options           Options Outstanding
                                 Available                      Weighted Average
                                 For Grant        Options        Exercise Price
                                 ---------        -------        --------------
Beginning balance .............  10,000,000              -              -

Granted - DSSC ................   2,000,000
Granted .......................           -      2,675,000            .20
Exercised - DSSC ..............           -     (2,000,000)             -
Cancelled .....................           -              -              -
Balance, March 31, 2002 .......   5,325,000      2,675,000            .20

The employee option grants provide that the option will be canceled ninety days after an employee leaves employment with the Company.

SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees

SFAS No. 123 pro forma numbers are as follows for the six-month periods ended March 31, 2002 and 2001:
                                                     2002         2001
                                                     ----         ----
       Actual net (loss) ....................     (309,052)     (262,409)
       SFAS 123 Compensation Cost ...........       15,986             0
                                                  --------      --------
       Pro forma net income (loss) ..........     (325,038)     (262,409)
                                                  ========      ========
       Pro forma basic and diluted
       net income (loss) per share ..........         (.01)         (.01)
                                                  ========      ========

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

       Risk free interest rate ....................................    6%
       Expected dividends .........................................    0
       Volatility factor ..........................................  255%
       Weighted average expected
       life of options ............................................    5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

NOTE 12 - EARNINGS PER COMMON SHARE

Earnings per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution are as follows:

                                       Three months            Six months
                                      Ended March 31          Ended March 31
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------
Average common shares
outstanding ....................  23,475,262  25,000,000  23,091,626  25,871,762
Common shares issuable (1) .....       9,017           0       4,434           0
                                  ----------  ----------  ----------  ----------
Average common shares
outstanding assuming
dilution (2) ...................  23,484,279  25,000,000  23,096,060  25,871,762
                                  ==========  ==========  ==========  ==========
---------
(1)   issuable under stock option plans
(2)   not used in earnings per share calculation due to net loss

NOTE 13 - GOING CONCERN

The Company's auditors stated in their reports on the financial statements of the Company for the years ended September 30, 2001 and 2000 that the Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. For the years ended September 30, 2001 and 2000, the Company incurred net annual losses of $996,474 and $707,689, respectively. Management believes that resources will be available from private and operating sources in 2002 to continue the marketing of the Company's products and services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that the Company will be able to raise any additional capital.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this report.

We Have Been The Subject Of A Going Concern Opinion From Our Independent
Auditors

Our independent auditors have added explanatory paragraphs to their audit opinions issued in connection with the 2001 and 2000 financial statements which states that our Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition - revenues are recognized at the time of shipment of the respective products and/or services. Our Company includes shipping and handling fees billed to customers as revenues. Costs of sales include outbound freight.

Use of Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of inventories and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Plan of operation

From 1999 until June 2001, Iceweb operated as a technology hardware and software distributor business. In June 2001, we acquired the assets of Learning Stream, Inc. (LSI) in bankruptcy and changed the business model to enable interactive communication and education on the internet. Our goal is to expand our product and services offering to take advantage of what we believe to be a rapidly growing market.

Iceweb's proprietary software, IceSHOW(TM) under development since 1999 and completed in the 1st quarter 2002, allows us to create Web-ready multimedia productions very quickly, giving us a tangible competitive advantage in both time and cost. Our technology integrates audio, video and PowerPoint slides into a highly interactive, customizable interface.

Additional features can easily be added including closed captioning, indexing, animation, quizzes and surveys and pay-per-view capabilities.

The software ties to a database backend that provides authentication and reporting.

Our custom services business is another service we offer our customers. Combining our technology with our experience in producing, packaging and delivering online presentations allows us to create solutions that meet specific market demands from e-learning, HR and executive communications and sales and marketing professionals.

Markets for Products and Services

Iceweb currently has customers in the training, corporate communications and advertising/marketing segments. We will focus on e-learning solutions while continuing to support the other segments as opportunities are presented.

Training - A model customer has a widely dispersed audience with regular training needs; these needs could include compliance with government regulations, skills updating or educational enhancement. For maximum benefit, the end user must have a compelling need for the training, such as license renewal, job progression or degree advancement.

A typical online course would include video or audio with synchronized slides, plus interactive elements such as registration, quizzes and materials downloads as well as a database to track progress, compliance and effectiveness. In addition, training companies, universities or trade associations could charge students for the course work, creating a new source of ongoing revenue. Iceweb is providing e-learning solutions for the hotel brands within the Cendant Corporation training reservations clerks worldwide.

Corporate Communications - A model customer is a corporation with offices throughout the US or the world. Iceweb's solutions could provide on-demand or live streaming of executive addresses or earnings calls. They could also be used by the Human Resources department to provide orientation, introduce new benefits programs or deliver presentations to employees on compliance matters, such as sexual harassment training. This can help companies make better use of already strained budgets, as employees no longer have to take time to attend small or large group meetings and HR professionals can avoid week-long blocks of travel. Iceweb has contracts with Cendant companies to provide these services for their real estate brands.

Advertising & Marketing - Online presentations can be used to sell or market nearly any industrial or consumer product. As with any direct marketing technique, the content is of prime importance. However, studies have shown that by making the message entertaining, combining audio, video and synchronized slides, retention dramatically increases.

Iceweb has the ability to profitably sell its products and services while innovating to comply with the leading technology standards. In addition, Iceweb's education focus will allow it to market is products and services to the most rapidly growing viewing audience.

Technology

The majority of Iceweb's applications are based on client-server technology. The authoring and content management application software has been developed using a combination of ColdFusion, Javascript, ASP, VBscript, Java, and Flash. Since a majority of the processing is done on our server network, the author only needs a browser to produce and manage presentations. This keeps the need for desktop processing power to a minimum and allows for future development of enterprise solutions that can be hosted within a customer's network.

Iceweb is in the process of ensuring its course software code is compliant with AICC and SCORM computer-based training standards, so that we may integrate its solutions with those of leading Learning Management System (LMS) providers. Iceweb's software is designed for Microsoft's Windows operating systems and applications that use Microsoft's SQL 7 database software.

All Iceweb's software utilizes its original technology in one form or another. By leveraging the code of existing products, Iceweb decreases new product development costs, shortens time to market and is therefore able to realize new revenues from new products quickly.

IceSHOW(TM) is the company's core technology, a multimedia creation and delivery platform. IceSHOW's powerful feature set and intuitive viewer interface are designed for ease of use. It offers great flexibility and convenience to non-technical users. Anyone with encoded media and PowerPoint slides can publish a multimedia presentation over the Internet very quickly. IceSHOW(TM) further reduces costs through an online production center. A "wizard" steps users through the process of uploading and converting existing media components, then stitching them together seamlessly. There are options for adding a branded interface and other interactive elements as well. Taking only minutes to complete (depending on the presentation length), the resulting show is ready for distribution via the Internet or an intranet.

IceSLIDE(TM) is our PowerPoint-to-Flash format conversion tool. It makes PowerPoint shows small enough to distribute via the Web or through e-mail. IceSLIDE(TM) was developed from the slide conversion technology built into IceSHOW(TM). However, IceSLIDE(TM) is a standalone application that runs on the viewer's PC. The files it creates can be uploaded into a IceSHOW(TM) presentation. We currently sell IceSLIDE(TM) directly to graphics professional via our Web site.

Services

Consulting - Iceweb's consulting staff has years of experience in providing custom multimedia solutions to all size organizations. Iceweb consulting services include personalized project management, multimedia development, synchronization of all media assets, application design and development, software integration, instructional design, graphic design, foreign language translations and delivery methods. In addition to our in-house staff, we have a roster of professionals who can be contracted to provide specific expertise as needed.

IceSTUDIO(TM) Productions - Iceweb can provide audio/video studio services that a customer would need to create new audio or video assets or to transform existing media assets for Web use. Services include audio/video production, live Webcasting, audio/video editing, audio/video encoding, audio/video transcription, and voiceovers.

o Encoding - We accept source material in virtually any format to digitize and encode into a file format that is compatible with the streaming media architecture being used. In order to produce the best results, an Iceweb encoding engineer is assigned to each project to analyze critical data and apply tailored processing to ensure optimum results for that particular clip and data rates. The end result is video and audio configured properly for transmission online at the best possible resolution, motion, clarity and system compatibility, for both dial-up and broadband users.

o Webcasting - For live productions, we can produce Webcasts from a studio or from on-location. Webcasts can include audio, video, synchronized slides and graphics; shows can appear in an interface branded with your company's look and feel. Interface options include buttons for downloading additional material, sending a message to the presenter and requesting technical help. Other available features include advance user registration, user system detection, password protection, interactive surveys, quizzes and more.

Sales & Marketing Strategy

The potential buyers of Iceweb's products and services are organizations in both the public and private sectors with large, dispersed audiences of customers, employees, or partners. Iceweb reaches these buyers directly with its own sales organization, through telesales and direct marketing. We are also building a highly focused sales channel to refer or resell Iceweb solutions.

Marketing

Services, by their nature, are unbounded in scope. In order to create demand and reach our market quickly, we have created several service "products"; in effect, we have put boundaries around a group of services, which makes them easier to understand and therefore easier to purchase. No new technology needs to be created for these "products." Iceweb is simply using the skills and technology we already have in-house. No additional development is needed to deliver these "products."

The first set of products is being released under the brand name "IceSHOW(TM)." These are intended to be pilot programs that whet the appetite and prove the value proposition. Recognizing that a customer may want to see a deliverable before making a long-term investment, IceSHOW(TM) programs provide quick turnaround of a finished online presentation. Custom options are also available.

Each package provides for on-demand viewing and includes a customized interface, login and registration forms, some level of interactivity, and hosting services for a specified period of time. They require only minimal amount of labor by Iceweb, as most of the processes used to create the presentations are automated by our technology. The products include:

o IceSHOW(TM) e-Learning: Aimed at the educational market, this allows customers with existing content (video, slides, etc.) to quickly produce an online training session. It includes an online quiz with real-time results.

o IceSHOW(TM) HR: For corporate HR managers who wish to contact employees with new information, for example, details on a new benefits program. It includes a survey form to poll the viewers.

o IceSHOW(TM) Exec: This package, designed for local organizations, puts new video of an executive address online; the video can be shot in our studio or at the executive's location. It is designed for both internal announcements (to employees) and external announcements (to shareholders, business partners, customers, or the media and analyst communities).

o IceSHOW(TM) WebVideo: Many companies have invested in corporate video productions. This package allows them to quickly put them online. The customer submits a video tape or electronic file of the original production. We provide the encoding and hosting services as well as the customized interface.

We also are launching a Web portal to deliver our customers e-learning courses. Learningstream.com provides an outlet for customers to sell their online classes. Iceweb will manage the e-commerce aspects and provide payments to the course owners, in exchange for a percentage of the revenues. We will include content that we have produced for our customers as well as existing online content, or video content that we can convert for Web use. The technology to support and manage this portal is already in use, as we are currently providing these services for Fred Pryor Seminars. From an operational standpoint, Learningstream.com is merely an expansion of this existing service.

Direct mail, email and outbound telemarketing will be used to uncover new prospects and invite them to view the Iceweb Web site and learn about our targeted solutions. The site itself is regularly refreshed to include information relevant to our target audiences.

Iceweb's marketing plan also depends on the strategic application of media relations. The goal is to not only raise the company's profile, but also establish Iceweb as an expert source in the streaming media arena. PR and analyst relations can provide invaluable credibility and can often lead to sales leads.

In addition, a judicious use of trade shows will be implemented to reach highly focused audiences in specific market niches.

Sales

Our solutions are sold directly by Iceweb consultative sales personnel. Sales personnel are assigned target accounts within target markets. Some specific target markets are:

o        Repeat LearningStream, Inc. customers
o Training and Marketing Departments of mid- to large-size companies and trade associations in the DC metropolitan area and select companies in nearby states

o Audio & Video Production (A/V), Advertising, Promotional and Trade Show services companies who already create and produce content and wish to deliver it via the Web o Educational institutions (schools, colleges, universities) that wish to deliver internal courseware or generate additional revenue through "e-campus" solutions.

Iceweb products and services are priced competitively based on complexity and the degree of customization. We have created a number of "pilot" programs with a strict set of features in order to give prospects a quick deliverable and easy entry into online multimedia productions. These can be to whet the appetite of potentially large clients or to close prospects that wish to test the solution's capabilities in a limited fashion.

Competitive Advantages

Two major Iceweb competitive advantages are its lean business model with low fixed costs and its favorable margin on products and services. Iceweb's core competency of digital media production is manifested in its IceSHOW(TM) technology. It was designed to make our products and services easy and affordable, the two factors that are key for the Company to fulfill its growth expectations.

Our technology makes the creation of online multimedia shows easy and affordable whether Iceweb is doing the work or the customers are using one of Iceweb's products to do the work themselves. In either case, the cost and complexity of the development is reduced substantially. And, because Iceweb's products are easy to understand and use, there is the potential for future distribution by a sales channel or network of affiliates.

Financial

Since June 2001, working capital to fund our operations was generated from the proceeds of $539,500 received by us from the private placement of our securities and also from sales of our product and services to both legacy LSI customers and new customers.

For the six months and three months ended March 31, 2002, we generated revenues of $141,171 and $67,686 respectively compared to $489 for each of the comparative periods in 2001. Our growth drivers accounted for the majority of the sales increase in both periods; in the six month period ending March 31, 2002 custom services provided $66,209, webcasts provided $59,799 and products and miscellaneous services accounted for the balance.

Marketing and sales expenses increased for the six and three months ending March 31, 2002 over the same periods in 2001 by $79,007 and $27,965 respectively. This increase relects continued investment behind the growth drivers, support for new products and services and a commitment to upgrade the sales and marketing workforce.

Research and development expenses increased to $43,042 and $16,995 for the six and three month period ending March 31, 2002 from $0 in each of the same periods in 2001. This increase is our investment in the development of the IceSHOW software acquired from LSI.

We plan on using this software as the foundation for our product offerings in the future.

General and administrative expense increased for the six and three months ending March 31, 2002 over the same periods in 2001 by $18,491 and $12,311 respectively. These expenses include building the infrastructure to support the business. They also represent our success in operational efficiency initiatives that focus on the fundamental redesign of work processes to permanently reduce the Company's overall cost structure.

Total operating expense for the six month ended March 31, 2002 were $345,956, which includes approximately $139,400 for salaries, $63,662 for contractors, and $31,750 for office rent.

Overall, our loss per share was $(.01) for both the six months and three months ending March 31, 2002. This was in line with the loss per share reported for the same periods of the prior fiscal year. For the balance of this fiscal year we anticipate that our loss per share may increase.

We expect to generate losses resulting principally from costs incurred in conjunction with our marketing and sales and research and development initiatives, and we expect that the costs of these activities will increase as the implementation of our business plan continues. However, as we continue to implement our plan of operation, we expect general and administrative expenses to remain nearly flat and actually decrease as a percentage of sales due to the process efficiencies we have already put in place.

In order to provide sufficient working capital to fund our ongoing operations we will be required to raise additional capital to fund these anticipated costs. There are no assurances that we will be able to obtain the additional capital in which event our future operations would be materially and adversely affected.

Liquidity and Capital Resources

Since inception, our operating and investing activities have used more cash than they have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, to meet our commitment for research funding and to pay our operating expenses, we expect to continue to experience significant negative operating and investing cash flows for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our plan of operation during the next 12 months and to meet our capital commitments and general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require, however, in order to provide any additional working capital which we may require, we will in all likelihood be required to raise additional capital through the sale of equity or debt securities. We currently have no commitments to provide us with any additional working capital. If we do not have sufficient working capital to implement our plan of operation described above, it is likely that we will cease operations.

Cautionary Factors That May Affect Future Results

This report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects" and other works of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results, and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In various filing the Company has identified important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         The Company had changes in securities related to the merger as described in Part I, Note 1 and the private placements as described in Part I,
Note 10.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         During the six month period from October 1, 2001 to March 31, 2002, the Company filed or furnished:

         (a) A current report on Form 8-K filed on December 4, 2001 pertaining to the share exchange with HealthSpan Sciences, Inc.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Disease Sciences, Inc.

                                         By: /s/ John R. Signorello
                                                 -------------------
Dated: August 16, 2002                           John R. Signorello,
                                                 Chairman and CEO