Form 10QSB
period 2002-06-30
DISEASE SCIENCES INC
filed 2002-08-16
CIK 1097718

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________________________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,437,878 issued and outstanding at June 30, 2002.

                             DISEASE SCIENCES, INC.
                    TO BE RENAMED ICEWEB COMMUNICATIONS, INC.

              QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED
                                  JUNE 30, 2002

                                TABLE OF CONTENTS



                                                                        Page No.
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Unaudited Condensed Balance Sheet at JUNE 30, 2002.............       3

         Unaudited Condensed Statements of Operations for the
         three months and six months ended June 30, 2002 and 2001.......       4

         Unaudited Condensed Statements of Cash Flows for the
         six months ended June 30, 2002 and 2001........................       5

         Notes to Unaudited Condensed Financial Statements..............    6-14

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................   14-22

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K ..............................      23

         Exhibit Index .................................................      23

         Signatures ....................................................      23

Item 1. Financial Statements

                             DISEASE SCIENCES, INC.
                    TO BE RENAMED ICEWEB COMMUNICATIONS, INC.
                                  June 30, 2002
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash ..........................................................   $     8,373
  Accounts receivable ...........................................         8,888
                                                                    -----------
    Total current assets ........................................        17,261
                                                                    -----------

Property and equipment, net .....................................       175,608

Deposits ........................................................         9,532
Due from related parties ........................................        73,435
                                                                    -----------
Total assets ....................................................       275,836
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable ..............................................   $   219,141
  Accrued expenses ..............................................        53,546
  Line of credit ................................................       403,015
  Notes payable .................................................       257,000
                                                                    -----------
    Total current liabilities ...................................       932,702
                                                                    -----------
Stockholders' deficit:
  Common stock, $.001 par value; 100,000,000
    shares authorized, 29,437,878 issued ........................        29,438
  Additional paid in capital ....................................     1,545,113
  Accumulated deficit ...........................................    (2,231,417)
                                                                    -----------
    Total stockholders' deficit .................................      (656,866)
                                                                    -----------

Total liabilities and stockholders' deficit .....................       275,836
                                                                    ===========
                See notes to condensed financial statements

                             DISEASE SCIENCES, INC.
                    TO BE RENAMED ICEWEB COMMUNICATIONS, INC.

                        CONDENSED STATEMENT OF OPERATIONS
               THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                           Three Months Ended            Nine Months Ended
                                June 30                       June 30
                          2002           2001           2002           2001
                      ------------   ------------   ------------   ------------
Revenues ...........  $     30,494   $     54,810   $    171,665   $     55,299

Cost of Sales ......        14,313         47,612         63,611         55,715
                      ------------   ------------   ------------   ------------
Gross Profit .......        16,180          7,198        108,054           (416)
                      ------------   ------------   ------------   ------------

Operating expenses:

  Marketing & sales         72,283         26,273        188,134         63,118

  Research &
  development ......        26,392         10,987         69,433         10,987

  General &
  Administrative ...       111,109        147,577        298,171        316,149
                      ------------   ------------   ------------   ------------
Operating loss .....      (193,603)      (177,638)      (447,685)      (390,669)
                      ------------   ------------   ------------   ------------
Interest (income)
expense, net .......            88          2,662          3,527         10,184

Loss on disposal of
assets .............             0              0          2,117              0

Depreciation and
amortization .......        24,640         31,635         74,052         73,491
                      ------------   ------------   ------------   ------------
Net loss ...........  $   (218,330)  $   (211,935)  $   (527,382)  $   (474,344)
                      ============   ============   ============   ============
Basic loss per
common share .......  $       (.01)  $       (.01)  $       (.02)  $       (.02)
                      ============   ============   ============   ============
Weighted average
common shares
outstanding ........    29,437,878     25,000,000     25,307,864     26,588,024
                      ============   ============   ============   ============

                See notes to condensed financial statements

                             DISEASE SCIENCES, INC.
                    TO BE RENAMED ICEWEB COMMUNICATIONS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                         2002            2001
                                                       ---------      ---------
NET LOSS .........................................     $(527,382)     $(474,344)

Adjustments to reconcile net loss to net
 cash provided by operating activities:
Depreciation & amortization ......................        74,052         69,850
Loss on disposal of assets .......................         4,910              -
Non-cash adjustments .............................        (2,020)             -
Changes in assets and liabilities:
  Increase in assets .............................        80,091        114,255
  Increase in liabilities ........................        73,059         36,868
                                                       ---------      ---------
NET CASH PROVIDED (USED) IN OPERATIONS ...........      (297,290)      (327,107)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets .......................        (9,695)      (228,524)
  Proceeds from sale of fixed assets .............        10,000              -
                                                       ---------      ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES .           305       (228,524)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Notes payable ..................................       257,000         11,639
  Proceeds from related party ....................        34,014        (25,697)
  Contributed capital ............................        (1,139)             -
  Proceeds from private offering .................             -        539,500
                                                       ---------      ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .       289,875        525,442
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH ..................        (7,110)       (30,189)

CASH, beginning of period ........................        15,484         40,192
                                                       ---------      ---------
CASH, end of period ..............................         8,373         10,002
                                                       =========      =========
                 See notes to condensed financial statements

                              Disease Science, Inc.
                    To be renamed Iceweb Communications, Inc.

Notes to Condensed Financials Statements unaudited

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2002. As stated above, the Form 8-K and Form 8-K/A that contained information on the merger between Disease Sciences, Inc. and Iceweb, Inc. should also be read.

On June 18, 2002, the Company filed a Form 8-K to change its fiscal year to October 1 through September 30. The change took effect immediately so that the current fiscal year is October 1, 2001 through September 30, 2002.

Organization

Disease Sciences, Inc., is a Delaware corporation which anticipates changing its name to Iceweb Communications, Inc. in the near future.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                       2002              2001
                                                    ---------         ---------
Furniture and fixtures .....................        $  21,593         $  21,593
Computers and equipment ....................          177,962           166,740
Software ...................................           96,615                 0
Automobiles ................................            3,600            17,737
Intangibles ................................            9,676           110,587
Leasehold improvements .....................            3,000            13,925
  Accumulated depreciation .................         (136,838)          (45,741)
                                                     --------           -------
Property and equipment, net ................          175,608           284,841
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

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consist of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, the Company wrote off approximately $8,711 in delinquent accounts receivable and adjusted the allowance against accounts receivable to $500.

NOTE 6 - RELATED PARTIES

For the period ended June 30, 2002, the company held Notes Receivable from a corporation related through common ownership and separately from a shareholder of the Company. At June 30, 2002 and 2001, the Company had a note receivable from a shareholder of $70,230 and $137,127. This advance is non-interest bearing and due on demand. The company advanced a corporation related through common ownership $3,204 and $4,242 at June 30, 2002 and 2001 respectively. The advance is non-interest bearing and due on demand.

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

NOTE 9 - SHORT-TERM DEBT

The Company had a line of credit with Merrill Lynch Business Financial Services, Inc. of up to $500,000. The interest rate charged was based on 30-day commercial paper plus 2.4%. The interest rate was 5.07% and 8.96% as of September 30, 2001 and 2000 respectively. The line of credit was secured by the assets of the Company, and is personally guaranteed by the majority shareholder. The line of credit expired in January 2002 and was converted to a note payable to the majority shareholder.

On May 23, 2001 Disease Sciences borrowed a total of $140,000 from two unaffiliated third parties. The notes are unsecured, payable upon demand and bear interest at 9% per year. In March 2002, payments totaling $50,000 reduced the balance due to $90,000. The Company is no longer accruing interest on these notes and will convert them to equity.

In March 2002, a shareholder made a double payment of $7,000 to the Company for the ongoing private placement. The amount due the shareholder has been recorded as a note payable.

In April 2002, the Company borrowed a total of $150,000 from an unaffiliated third party. The note is unsecured and bears interest at 12.5% per year for the first seven months and 18% thereafter.

In April 2002, the Company borrowed a total of $10,000 from an unaffiliated third party. The note is unsecured and payable upon demand. The Company will convert this note to equity.

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

Disease Sciences, Inc. completed a second private placement of 1,822,500 units as of March 31, 2002. Each Unit consists of one share of common stock and three common stock purchase warrants designated Series E, Series F and Series G Common Stock Purchase Warrants (collectively, the "Warrants"). Each Series E Warrant entitles the holder to purchase one share of common stock at a purchase price of $.75 per share. Each Series F Warrant entitles the holder to purchase one share of common stock at a purchase price of $1.50 per share. Each Series G Warrant entitles the holder to purchase one share of common stock at a purchase price of $3.00 per share. The Warrants are immediately exercisable and will expire on October 1, 2005. Upon 15 days written notice, the Company may call any Warrant series or all of the Warrants at a call price of $.001 per underlying share should the common stock trade at or above $5.00 per share for 10 consecutive trading days prior to the date of such notice. The Company had sold 1,822,500 units as of March 21, 2002. The Company received a double payment from one investor for $7,000 in March 2002; the amount has been recorded as a Note Payable to the investor for $7,000.

NOTE 11 - Stock Options

During March 2002, the Company adopted the "Management and Director Equity Incentive and Compensation Plan." The maximum number of shares authorized and available under the plan is 10,000,000 shares. As of June 30, 2002, 3,175,000 of the shares authorized under the plan have been issued. Under the terms of the plan, the options expire after 5 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the nine months ended June 30, 2002.

                                     Options           Options Outstanding
                                    Available                   Weighted Average
                                    For Grant        Options     Exercise Price
                                    ----------     ----------    --------------
Beginning balance .............     10,000,000              -              -
Granted DSSC ..................              -      2,000,000
Granted ICEW ..................              -      3,175,000            .20
Exercised DSSC ................              -     (2,000,000)             -
Cancelled .....................              -              -              -
Balance, June 30, 2002 ........      4,825,000      3,175,000            .20

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

SFAS No. 123 pro forma numbers are as follows for the nine-month periods ended June 30, 2002 and 2001:
                                                    2002          2001
                                                  --------      --------
       Actual net (loss) ....................     (527,382)     (474,344)
       SFAS 123 Compensation Cost ...........       66,636             0
                                                  --------      --------
       Pro forma net income (loss) ..........     (594,018)     (474,344)
                                                  ========      ========
       Pro forma basic and diluted
        net income (loss) per share .........         (.02)         (.02)
                                                  ========      ========

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

       Risk free interest rate ....................................    6%
       Expected dividends .........................................    0
       Volatility factor ..........................................  255%
       Weighted average expected
        life of options ...........................................    5

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

The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution are as follows:

                                      Three months             Nine months
                                      Ended June 30           Ended June 30

                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------
Average common shares
outstanding ....................  29,437,878  25,000,000  25,307,864  26,588,024
Common shares issuable (1) .....     321,333           0     322,295           0
                                  ----------  ----------  ----------  ----------
Average common shares
outstanding assuming
dilution (2) ...................  29,759,211  25,000,000  25,630,159  25,871,762
                                  ==========  ==========  ==========  ==========
----------
(1)   issuable under stock option plans
(2) excluded from the computation of diluted net loss per share for the periods ended June 30, 2002 because their effect would have been antidilutive

NOTE 13 - SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments with Iceweb for making operational decisions and assessments of financial performance.

Iceweb's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying condensed statements of operations. Therefore, Iceweb has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended June 30, 2002 and 2001, all material assets and revenues of Iceweb were in the United States.

NOTE 14 - GOING CONCERN

The Company's auditors stated in their reports on the financial statements of the Company for the years ended September 30, 2001 and 2000 that the Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern.

For the years ended September 30, 2001and 2000, the Company incurred net annual losses of $996,474 and $707,689, respectively. Management believes that resources will be available from private and operating sources in 2002 to continue the marketing of the Company's products and services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

IceSHOW(TM)is the company's core technology, a multimedia creation and delivery platform. IceSHOW's powerful feature set and intuitive viewer interface are designed for ease of use. It offers great flexibility and convenience to non-technical users. Anyone with encoded media and PowerPoint slides can publish a multimedia presentation over the Internet very quickly. IceSHOW(TM) further reduces costs through an online production center. A "wizard" steps users through the process of uploading and converting existing media components, then stitching them together seamlessly. There are options for adding a branded interface and other interactive elements as well. Taking only minutes to complete (depending on the presentation length), the resulting show is ready for distribution via the Internet or an intranet.

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

Net revenues - for the nine months and three months ended June 30, 2002, we generated revenues of $171,665 and $30,494 respectively compared to $55,299 and $54,810 in each of the comparative periods in 2001. Sales for the three months ending June 30, 2002 were lower than the previous quarter and lower than the same quarter for the previous fiscal year. The primary reason for this was a change in our marketing and sales strategy to build our business around the IceShow products. Sales from both custom services and webcasts were lower this quarter than in the previous quarter due in part to hiring and training new salespersons. We also changed our E-commerce business to sell third-party classes and on-line training over the internet.

Cost of revenues - our cost of revenues consists of costs related to production of custom services, internet and telephony communication access costs, personnel, and technical support. Our cost of revenues as a percentage of total revenues decreased for both the nine months and three months ending June 30, 2002 over the respective periods in 2001 by 37% and 40%. This was primarily due to conversion of our production costs to a variable from a fixed expense, better bidding on new projects and more aggressive control of costs.

Marketing and Sales - our sales and marketing expense consists of personnelcosts, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows. Marketing and sales costs increased for the nine and three months ending June 30, 2002 over the same periods in 2001 by $125,016 and $46,010 respectively. This increase was the result of continued upgrading of our sales and marketing personnel, commission expenses and marketing programs.

Research and development - our research and development expense consists mostly of salaries, personnel related expenses, supplies, equipment and engineering services. Expenses increased by $58,446 and $15,405 for the nine and three month period ending June 30, 2002 from the respective periods in 2001. This increase is our investment in the development of the IceSHOW software. We plan on using this software as the foundation for our product offerings in the future.

General and administrative expense - our general and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and corporate governance and compliance. General and administrative expense decreased for the nine and three months ending June 30, 2002 over the same periods in 2001 by $17,978 and $36,468 respectively. The primary reasons for this were a reduction in rent expense and the fact that the LSI acquisition costs occurred in June 2001. This also represents our success in operational efficiency initiatives to streamline work processes to permanently reduce the Company's overall cost structure.

Income taxes - because we incurred net operating losses in the three and nine months ended June 30, 2002, we paid no federal, state or foreign income taxes in those periods. We have also not recognized any tax benefits for the related tax operating loss carryforwards and may not until we conclude that such benefits will be utilized.

Overall, our loss per share was $(.02) for the nine months ended June 30, 2002 and 2001 and $(.01) for the three months ending June 30, 2002 and 2001. The lower loss per share in the third quarter of 2002 is due primarily to the increase in the number of shares of stock associated with the Disease Sciences merger. For the third quarter 2001, the reason was the stock issued included the Evolve One shares that were returned in September 2001. For the balance of this fiscal year we anticipate that our loss per share may increase.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 99.1 - Certification of Quarterly Reports for the period ending June 30, 2002 by the Principal Executive Officer and the Principal Financial Officer.

        During the three month period from March 31, 2002 to June 30, 2002, the Company filed or furnished:

(a) A current report on Form 8-K filed on April 4, 2002 pertaining to the Merger between Disease Sciences and Iceweb.
(b) A current report on Form 8-K filed on May 16, 2002 pertaining to the change in registrants certifying accountant.
(c) A current report on Form 8-K filed on June 11, 2002 amending the Form 8-K filed on May 16, 2002.
(d) A current report on Form 8-K filed on June 18, 2002 changing the fiscal year.
(e) A current report on For 8-K filed on June 18, amending the Form 8-K filed on May 16, 2002.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Disease Sciences, Inc.

                                         By: /s/ John R. Signorello
                                                 ------------------
Dated: August 16, 2002                           John R. Signorello,
                                                 Chairman and CEO