Form 10KSB
period 2002-09-30
ICEWEB COMMUNICATIONS INC
filed 2003-01-21
CIK 1097718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

      Commission file number: 0-27865

                                  ICEWEB, INC.
                                  ------------
                 (Name of small business issuer in its charter)

                   DELAWARE                               54-1789433
                   --------                               ----------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

  620 HERNDON PARKWAY, SUITE 360, HERNDON, VA                   20170
  -------------------------------------------                   -----
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

         Yes [X]           No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $194,201

The aggregate market value of the shares of Common Stock held by non-affiliates was $1,430,145 as of September 30, 2002. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the reported last price of shares traded on the National Quotation Bureau on September 30, 2002.

As of September 30, 2002 30,112,878 shares of the issuer's Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]


                                     PART I

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

-     our high level of indebtedness and ability to satisfy the same

-     our history of unprofitable operations,

- the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects,

- the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

-     changes in economic conditions specific to any one or more of our markets,

-     changes in general economic conditions,

- our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements, and

- the other factors and information disclosed and discussed in other sections of this report.

Investors and shareholders should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Iceweb, Inc. ("ICEW" or the "Company") is a publicly traded company (OTC BB:
ICEW). The Company was originally incorporated in Delaware under the name "Mediplex Corporation" on February 25, 1969. According to documents filed in the State of Delaware, Mediplex corporation forfeited its Certificate of Incorporation on December 3, 1973, as a result of not having named a registered agent as required by Delaware law; however, the Company was renewed and revived pursuant to a Certificate of Renewal and Revival filed on June 4, 1974. On June 5, 1974, the Company changed its name to the "The Lawton-York Corporation." On January 31, 1975, the Company merged into it a New York corporation of identical name, which had been incorporated on February 10, 1966. The Company was the surviving corporation of that merger.

The Company was, for many years, a wholesaler of custom one-, two-, three- and four-color processed commercial printing, as well as disposable and durable office equipment including stock paper, fax paper, fax and copy machines, computers, file cabinets and safes. The Company conducted its business throughout the United States of America and Puerto Rico from its headquarters in New York.

On March 10, 1999, the Company changed the focus of its business and closed a transaction by which it acquired 100% of the outstanding capital stock of North Orlando Sports Promotions, Inc., a privately held Florida corporation ("NOSP"), from the shareholders of NOSP. In connection with the transaction, the Company adopted the name, "AuctionAnything.com, Inc.," (AAI) in order to more accurately reflect its new core business. From 1999 until July 2001, AAI operated a variety of Internet-related services however, they were unable to generate positive cash flow from these Internet-related businesses. Following completion of the acquisition of Disease SI, it became apparent to us that it would be in Disease Sciences' best long term interest that the Internet operations be conducted apart from the biopharmaceutical clinical diagnostics operations. On July 24, 2001, Disease Sciences sold Mr. Hotaling North Orlando Sports Promotions, Inc., in exchange for the assumption of all liabilities related to North Orlando and its operations estimated at approximately $112,000, and which included the forgiveness of $91,500 in accrued compensation. Included in the sale along with the capital stock of North Orlando were fixed assets, rights to several domain names and various contractual rights and obligations. On July 24, 2001, Messrs. Hotaling and Meads resigned as members of DSSC Board of Directors.

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

On June 26, 2001, with the approval of the shareholders the Company changed its name to Disease Sciences, Inc..

On December 3rd, 2001 Disease Sciences Board of Directors approved of a 1 for 10 reverse split of the common stock outstanding.

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

BUSINESS OF ICEWEB, INC.

o In 2000, IceWEB Communications, Inc was founded to enable Interactive Communications and Education on the Web. Market research revealed the market need and growth potential of online training and interactive marketing.

In June 2001, IceWEB Communications, Inc. acquired the assets in bankruptcy of LearningStream, Inc. (LSI) of Silver Spring, MD, a provider of streaming services. Reasons for this acquisition were:

o LSI had over $3M invested in proprietary software, which they used to make their development of custom streaming solutions more efficient and effective. The software was considered to be competitive because it helped remove the complexity and cost from the implementation of this technology.

o Their customer list included "blue-chip" and Fortune 1000 companies. Some of these accounts proved salvageable and have resumed buying services from IceWEB, Inc.

o     LSI key personnel were motivated to join IceWEB.

In September 2001 IceWEB relocated its offices to Herndon, VA, which is in the heart of Northern Virginia's Information Technology center.

IceWEB had sales of $194,201 and a net loss of $751,925 during its most recent fiscal year ended September 30, 2002.

Products and Services

IceWEB's core competency is in proprietary software that has been under development since 1999. The software integrates audio, video, animated graphics, captioning, and indexing into a highly interactive, customizable viewer interface seamlessly tied to a tightly integrated database backend. IceWEB developers use the software to create interactive, multimedia presentations in a fraction of the time it would ordinarily take others to do it manually. The company has also incorporated technology into an entire suite of products (all positioned to make the creation and delivery of streaming applications easy and affordable). The product suite includes IceSHOWTM for on-demand multimedia presentations and IceSLIDETM for PowerPoint to Flash conversion. In addition, the Company has added a new website called LearningStream.com to host pay-per-view online training courses for business professionals.

Market

According to Streaming Media, Inc., the North American enterprise streaming market is growing rapidly. They polled 111 US corporations and discovered that in 2001, as compared with 2000:

o 45% more companies are streaming this year than last o 86% increase in total enterprise streaming spending o 35% increase in the number of people served o 230% increase in the total number of stream hours delivered

o 465% increase in bytes transferred (suggesting the average bit rate delivered has doubled)

Current applications range from live broadcasts of quarterly meetings, product launches, sales conferences, and critical messages from senior executives to on-demand training and delivery of marketing information to dealers or resellers. The market for IceWEB's products and services is growing as early adopters are now progressing from early trials into full-blown streaming initiatives. This technology in North America alone is projected to grow at a 30% Compound Growth Rate for the next three years going from $318M in 2001 to $1,329M in 2004. (Source: Streaming Media, Inc.) Organizations seek to lower costs, increase revenues, improve productivity and shorten their time to market. With IceWEB's software, they have the capability to do all this quickly, easily and affordably.

Market

The streaming industry is broken down into four areas. IceWEB targets three of these areas: training, corporate communications, and advertising/marketing. A report from Streaming Media, Inc., dated July 2001, provides some valuable metrics for each area. IceWEB has customers in the training, corporate communications and advertising/marketing areas. At present the company does not target the entertainment area.

Training - An ideal customer has a widely dispersed organization with regular training needs that include registration, quizzes, interactivity and a learning management system to track progress, compliance and effectiveness. An ideal customer might be a hotel chain wanting to train clerks all over the world. IceWEB is providing such services for the Cendant Corporation's Days Inn Hotels.

Corporate Communications - An ideal customer is a public corporation with sales offices throughout the world. They use streaming technology for earnings calls, company meetings, and press conferences. IceWEB's IceSHOW(TM) makes this technology affordable for just about any organization.

Advertising & Marketing - Streaming technology can be used to sell or market just about any industrial or consumer product. IceWEB has successfully employed this technology in a web conference for Software AG to launch a software product. Over 1,200 people signed up for the live conference.

Market Trends

The use of streaming media started in the entertainment industry, but it is also demonstrating a natural adaptation for business. Slow implementation of residential broadband has been an impediment to some business applications of streaming media for business-to-customer product marketing and advertising. Business-to-business is leading the way in streaming media adoption because businesses have high rates of broadband access, the types of presentations used in business are compression friendly; e.g., talking heads, the audiences are captive and businesses have the capital and motivation to outperform their competitors. The Security and Exchanges Regulation FD (Fair Disclosure) stipulates that insiders and the general public all be notified simultaneously of any disclosures made by a public company. This has stimulated some public companies to use Webcast streams for broadcasting their financial data to everyone at the same time. Another key piece of legislation that opens a new window of opportunity for IceWEB's streaming products and services is the Section 508 of the Rehabilitation Act. Section 508 requires that all government agencies include captioning in presentations they provide. IceWEB has successfully implemented closed captioning and foreign language captioning in several of its projects, most notably NASA. In the advertising industry, a recent survey of 100 ad agencies by the Yankee Group indicated that 65 percent intend to recommend streaming media advertising to their clients. Further 90 percent of the clients that have already used streaming will continue to use it over the next 12 months. Overall the streaming media industry is starting to mature. Customers are more educated and are beginning to demand pricing and technology standards. IceWEB has the ability to profitably sell its products and services while innovating to comply with the leading technology standards. In addition, IceWEB's B2B focus will allow it to market is products and services to the most active streaming media viewing audience.

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

Technology

The majority of IceWEB's applications are based on client-server technology. The authoring and content management application software has been developed using a combination of C++, ColdFusion, Javascript, ASP, VBscript, Java, and Flash. Since a majority of the processing is done on the server the client only needs a browser to author and manage their presentations. In addition, ICEWEB has developed a proprietary desktop product called IceSlideTM for automatic batch conversion of PowerPoint slides directly into Flash. IceWEB also uses IceSlideTM technology in IceSHOW(TM) to convert slides after they have been synchronized with the media stream. IceWEB's software is designed for Microsoft's Windows Operating Systems and applications that use Microsoft's SQL 7 database software.

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

LearningStream.com is a pay-per-view online training site for business professionals. IceWEB provides the hosting and streaming and shares the generated revenue with the course content providers. Business professionals can choose among many different subjects such as making presentations, managing people and learning software applications from training developers such as Fred Pryor Seminars, CareerTrack and Evelyn Woods.

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

Storage & Distribution - IceWEB offers a competitive level of data security, backup and disaster recovery in order to ensure the integrity of our clients' data. We have redundant production services; a 3-tier development cycle; tape backups; and, redundant connectivity.

Sales & Marketing

Strategy

The ultimate users of IceWEB's products and services are organizations in both the public and private sectors with large, dispersed audiences of customers, employees, or partners. IceWEB reaches these "users" directly with its own sales organization and through "Strategic and Channel Partners" who resell IceWEB Services and Standard Products.

Marketing

Streaming technology offers any organization marketing opportunities. A four-color print brochure has been created to communicate the overall corporate message. The brochure is designed to accommodate a business-card-size, demonstration CD. The demo CD content also resides on the IceWEB Website. Direct mail, email, and outbound telemarketing are used to uncover new prospects and invite them to view the IceWEB website and browse the gallery of Webcasts. The direct mail and email campaigns are also vertical/niche driven. The goal is to not only raise the company's profile, but also establish IceWEB as an expert source in the streaming media arena. The company has initially targeted larger firms and/or those who can resell IceWEB's products and services.

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

As of September 30, 2002, IceWEB employed a total of 7 employees, all of whom work full-time. IceWEB has no collective bargaining agreements with any unions and believes that the overall relations with its employees are satisfactory.

ITEM 2 - DESCRIPTION OF PROPERTY

OFFICE SPACE

IceWEB leases approximately 6,933 square feet of office space on a two-year lease that ends on April 30, 2004 for an average of approximately $6,933 per month through December 2002. The Company has renegotiated its lease at its current location for $4,500 per month starting January 10, 2003 and ending on December 31st, 2003. IceWEB believes that these facilities are adequate to meet current and foreseeable requirements and that suitable additional or substitute space will be available on commercially reasonable terms if needed.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of September 30, 2002, the Company had 30,112,878 shares of Common Stock issued and outstanding with a par value of $0.001 per share. According to the records of the Company's transfer agent, Olde Monmouth Stock Transfer Co., Inc., a total of 2,213,993 of those shares were freely tradable over the counter. The Common Stock of the Company has been traded on the over-the-counter market since September 1998, initially under the symbol, LWTN. The stock began trading under the symbol, UBUY, on March 22, 1999 and has traded under the symbol, ICEW since June 2002. The high and low bid prices each fiscal quarter in decimal form, since the fourth quarter of 2000 is as follows:

                                  High                   Low

4th Quarter 2000                  .21                   .03
1st Quarter 2001                  .07                   .03
2nd Quarter 2001                  .26                   .03
3rd Quarter 2001                  .55                   .18
4th Quarter 2001                  .38                   .06
1st Quarter 2002                  .80                   .07
2nd Quarter 2002                  .53                   .16
3rd Quarter 2002                  .16                   .11

Note: The Company's fiscal year end is September 30, but the above prices are by calendar quarter.

The quotations above reflect reported historical quotes obtained from Bigcharts.com and Yahoo.com, without retail markup, mark down or commission, and may not represent actual transactions.

According to the Company's transfer agent, as of September 30, 2002 the Company had over 365 Shareholders on record of its Common Stock. The Company has not previously paid cash dividends on its Common Stock. The payment of cash dividends from current earnings is not prohibited by any agreements to which the Company is a party, but is subject to the discretion of the Board of Directors and will be dependent upon many factors, including the Company's earnings, its capital needs and its general financial condition. The Company currently does not intend to pursue a policy of payment of dividends, but rather to utilize any excess proceeds to finance the development and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has a private placement of up to 3,000,000 units as of September 30, 2002 that is due to close December 31, 2002. The company is going to extend the offering period for an additional 90 days. Each Unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a purchase price of $.60 per share. The Warrants are immediately exercisable and will expire on July 1, 2004. Upon 15 days written notice, the Company may call any Warrant at a call price of $.001 per underlying share should the common stock trade at or above $1 for 10 consecutive trading days prior to the date of such notice. The Company had sold 674,378 shares as of September 30, 2002.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

We Have Been The Subject Of A Going Concern Opinion From Our Independent
Auditors

Our independent auditors have added explanatory paragraphs to their audit opinions issued in connection with the 2002 and 2001 financial statements which states that our Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Since June 2001, working capital to fund our operations was generated from the proceeds of Regulation D private placement offerings of our securities and also from sales of our product and services to both legacy LSI customers and new customers.

Net revenues - for the year ended September 30, 2002, the Company had total revenue of $194,201 compared to total revenue of $212,104 for the year ended September 30, 2001. The primary reason for this was a change in our marketing and sales strategy to build our business around the IceShow products. We also changed our E-commerce business to sell third-party classes and on-line training over the Internet.

Cost of revenues - our cost of revenues consists of costs related to production of custom services, Internet and telephony communication access costs, personnel, and technical support. Our cost of revenues as a percentage of total revenues decreased from 101% in 2001 to 33% in 2002. This was primarily due to conversion of our production costs to a variable from a fixed expense, better bidding on new projects, more aggressive control of costs, and elimination of certain non-recurring costs associated with the acquisition of Learning Stream, Inc.

Marketing and Sales - our sales and marketing expense consists of Personnel costs, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows. Marketing and sales costs increased 48% to $255,593 from $172,627 for the year ended September 30, 2001. This increase was the result of continued upgrading of our sales and marketing personnel, commission expenses and marketing programs.

General and administrative expense - our general and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, engineering, telecommunications, office supplies and corporate governance and compliance. General and administrative expense decreased $15,043 or 2% to $597,275 from $612,318 during the same period in FY 2001. The primary reasons for this were a reduction in rent expense and the fact that the LSI acquisition costs occurred in June 2001.

Income taxes - because we incurred net operating losses in the year ended September 30, 2002, we paid no federal, state or foreign income taxes in that period. We have also not recognized any tax benefits for the related tax operating loss carry forwards and may not until we conclude that such benefits will be utilized.

Overall, our loss per share was $(.03) for the fiscal year ended September 30, 2002 compared to $(.04) for the same period in 2001. The lower loss per share in 2002 is due primarily to write-off of goodwill that was booked in September of 2001.

We expect to generate losses resulting principally from costs incurred in conjunction with our marketing and sales initiatives, and we expect that the costs of these activities will increase as the implementation of our business plan continues. However, as we continue to implement our plan of operation, we expect general and administrative expenses to remain nearly flat and actually decrease as a percentage of sales due to the process efficiencies we have already put in place.

In order to provide sufficient working capital to fund our ongoing operations we will be required to raise additional capital to fund these anticipated costs. There are no assurances that we will be able to obtain the additional capital in which event our future operations would be materially and adversely affected.

Liquidity and Capital Resources

Since inception, our operating and investing activities have used more cash than they have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, and to pay our operating expenses, we expect to continue to experience significant negative operating and investing cash flows for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our plan of operation during the next 12 months and to meet our capital commitments and general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require, however, in order to provide any additional working capital which we may require, we will in all likelihood be required to raise additional capital through the sale of equity or debt securities which may result in dilution to our existing shareholders. We currently have no commitments to provide us with any additional working capital. If we do not have sufficient working capital to implement our plan of operation described above, it is likely that we will cease operations.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K. In various filing the Company has identified important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

ITEM 7 - FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Iceweb, Inc:


We have audited the accompanying balance sheets of Iceweb, Inc. as of September 30, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iceweb, Inc. as of September 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Daszkal Bolton LLP

Daszkal Bolton LLP
Boca Raton, FL

                                  ICEWEB, INC.

                                 Balance Sheets

               For Fiscal Years Ended September 30, 2002 and 2001

                                                          2002          2001
                                                          ----          ----
ASSETS

Current Assets:
         Cash and cash equivalents .................  $     9,010   $    15,484
         Accounts receivable, net ..................       13,470        95,211
         Prepaid expenses ..........................            0         1,751
                                                      -----------   -----------
         Total current assets ......................       22,480   $   112,446

Property and equipment, net ........................      116,707       242,420

Other assets:
         Trademarks, net ...........................            0        10,435
         Deposits ..................................        9,533         1,547
         Due from related parties ..................            0       107,448
                                                      -----------   -----------
Total other assets .................................        9,533       119,430

Total assets .......................................  $   148,720   $   474,296
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
         Accounts payable ..........................  $   368,182   $   106,843
         Accrued expenses ..........................       17,611        55,158
         Line of credit - related party ............      326,341       399,723
         Notes payable - related party .............      250,000             0

         Deferred revenue ..........................          495        41,044
                                                      -----------   -----------
         Total Liabilities .........................  $   962,629   $   602,768

Stockholders' deficit:

Common stock, par value $.001
100,000,000 shares authorized
30,112,878 and 24,310,400 issued and outstanding,
respectively .......................................  $    30,113   $    29,660
Treasury stock .....................................            0        (5,350)
Additional paid in capital .........................    1,612,066     1,551,381
Accumulated deficit ................................   (2,456,088)   (1,704,163)
                                                      -----------   -----------
Total stockholders' deficit ........................     (813,909)     (128,472)

Total liabilities and stockholders' deficit
                                                      $   148,720   $   474,296
                                                      ===========   ===========

See accompanying notes to financial statements.

                                  ICEWEB, INC.

                            Statements of Operations

             For the Fiscal Years Ending September 30, 2002 and 2001


                                                        2002            2001
                                                        ----            ----

Revenues .........................................  $    194,201   $    212,104
Cost of revenues .................................        63,711        214,414
Gross Profit .....................................       130,490         (2,310)

Operating Expenses:
         Selling expense .........................       255,593        172,627
         General and Administrative ..............       597,275        766,568

Operating loss ...................................      (722,378)      (941,505)

Interest income ..................................             8          1,563
Interest expense .................................        11,340         16,990
Loss on disposal of assets and goodwill impairment        18,215         39,542

Net loss .........................................  $   (751,925)  $   (996,474)
                                                    ============   ============

Loss per share ...................................          (.03)          (.04)

Weighted average shares
Outstanding basic and diluted ....................    27,067,776     27,496,175


See accompanying notes to financial statements.

                                              ICEWEB, INC.

                                   Statements of Stockholders' Deficit

                                For the Period Ending September 30, 2002


                            Common Stock                    Additional      Accumulated
                               Shares         Amount      Paid in capital     Deficit          Total
                               ------         ------      ---------------     -------          -----
Balance at 30 Sep 00 ...     26,750,000     $    26,750     $ 1,009,441     $  (707,689)    $   328,502
Contributed capital ....              0               0           2,280               0           2,280
Common stock issued ....      2,910,400           2,910         539,310               0         542,220
Treasury stock (at cost)     (5,350,000)         (5,350)            350               0          (5,000)
Net loss for year ......              0               0               0        (996,474)       (996,474)
                            -----------     -----------     -----------     -----------     -----------

Balance at 30 Sep 01 ...     24,310,400     $    24,310     $ 1,551,381     $(1,704,163)    $  (128,472)
Contributed capital ....              0               0             128               0             128
Common stock
issued in reverse
merger .................      5,128,100     $     5,128     $    (9,115)              0     $    (3,987)
Common stock issued ....        674,378             675          69,672               0          70,346
Net loss for year ......              0               0               0        (751,925)       (751,925)
                            -----------     -----------     -----------     -----------     -----------

Balance at 30 Sep 02 ...     30,112,878     $    30,113     $ 1,612,066     $(2,456,088)    $  (813,909)
                            ===========     ===========     ===========     ===========     ===========


See accompanying notes to financial statements

                                                   19

                                  ICEWEB, INC.
                            Statements of Cash Flows

             For the Fiscal Years Ending September 30, 2002 and 2001

                                                            2002         2001
                                                            ----         ----
CASH FLOWS USED IN OPERATING ACTIVITIES:

  Net loss .............................................  $(751,925)  $(996,474)
  Adjustments to reconcile net loss to net cash in
  operating activities:
  Depreciation and amortization ........................    116,855     111,922
  Loss on disposal of assets and goodwill impairment ...     18,215     193,793
  Changes in operating assets and liabilities, net of
  effects from acquisition:
  (Increase) decrease in:
  Accounts receivable ..................................     81,741      75,433
  Prepaid expenses .....................................      1,751        (263)
  Deposits .............................................     (7,986)      4,203
  Increase (decrease) in:
  Accounts payable .....................................    261,339      58,688
  Accrued expenses .....................................    (37,547)     55,158
  Deferred revenue .....................................    (40,549)     41,044

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES: ...  $(358,106)  $(456,496)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash paid in acquisition .............................     (3,987)   (173,000)
  Purchase of property and equipment ...................     (8,921)    (54,314)
  Proceeds from disposal of property and equipment .....     10,000      10,652
  Purchase of intangibles ..............................          0     (48,496)

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES ....  $  (2,908)  $(265,158)

CASH FLOWS FROM FINANCING ACTIVITIES

  (Payments on) Proceeds from line of credit ...........    (73,382)    149,222
  Payments to related party ............................          0     (34,328)
  Proceeds from related party ..........................    357,448      42,552
  Contributed capital ..................................     70,474     539,500

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES ....  $ 354,540   $ 696,946

NET DECREASE IN CASH ...................................     (6,474)    (24,708)

CASH AND EQUIVALENTS - beginning of year ...............     15,484      40,192
CASH AND EQUIVALENTS - end of year .....................      9,010      15,484

Cash paid for interest .................................          0           0

See accompanying notes to financial statements.

                                  ICEWEB, INC.

                          Notes to Financial Statements

                               September 30, 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   DESCRIPTION OF BUSINESS

      IceWEB Communications, Inc. (the "Company") was originally incorporated in Virginia in March 1996, and then was incorporated as IceWEB, Inc. in Delaware in September 2001. The Company first operated as a full service provider of computer systems and professional services to corporate businesses and to the federal government under a General Services Administration (GSA) schedule contract for computer systems and peripherals. The Company acquired the assets of Learning Stream, Inc. in June 2001, which coincided, with the transition of the Company's business model to focus on streaming audio and video, web-casting and digital web animation. In March 2002, the Company executed a reverse merger with Disease Sciences, Inc. and began trading publicly on the OTC Bulletin Board. Under the agreement, the former business of Disease Sciences will be separated from the post merger company. The Company filed the required documents to record the merger and change the name to Iceweb, Inc. with the Delaware Secretary of State in September 2002.

      All common stock amounts in the financials statements as of September 30, 2002 and 2001 have been restated to reflect the reverse merger occurring in March 2002, as disclosed in Note 10.

      (b)   CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      (c)   REVENUE RECOGNITION

      Generally, revenues from sales of products are recognized when products are shipped unless the Company has obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract. The company uses the Percentage of Completion method to recognize revenue and expense from contracts extending through fiscal quarters. Revenues from services are recognized at the time the services are completed.

      (d)   EARNINGS PER SHARE

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

      (e)   STOCK OPTION PLAN

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

      (f)   USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      (g)   Property and Equipment

      Property and equipment is recorded at cost and is depreciated using the straight-line method over their estimated useful lives.

      (h)   Intangible Assets

      Trademarks were acquired in September 2000. They are recorded at cost and are amortized using the straight-line method over 5 years. The Company continually reviews its intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected future operating cash flows are lower than the carrying value. As of September 30, 2002, $10,435 was recorded as an impairment loss on the trademark asset.

      (i)   Advertising Costs

      Advertising costs are included in selling expenses, and are expensed as incurred. Advertising expense was $3,000 and $5,195 for the years ended September 30, 2002 and 2001, respectively.

      (j)   Amortization of Goodwill

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

      (k)   Recent Accounting Pronouncements

      In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of the FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of FASB No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of FASB 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.

      In July 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. The provisions of this Statement institute the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. Further, the provisions of the Statement that relate to the application of Statement 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises.

      (l)   Reclassifications

      Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

(2) PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        2002             2001
                                                        ----             ----
Computer equipment ...........................       $ 159,813        $ 168,266
Computer software ............................          96,615           90,815
Furniture and fixtures .......................          19,195           21,593
Vehicles .....................................           3,600           17,737
Leasehold improvement ........................               0            3,773
Total property and equipment .................         279,223          302,184
Less: accumulated depreciation ...............        (162,516)         (59,764)
Property and equipment, net ..................       $ 116,707        $ 242,420

Depreciation expense for the years ended September 30, 2002 and 2001 was $116,855 and $55,506 respectively.

(3) OPERATING LEASES

The Company leases facilities in Herndon, VA for office space and developmental work through April 2004 at an average cost of $6,933 per month in the first year of the lease. Total rental expense for the years ended September 31, 2002 and 2001 was $25,056 and $20,442, respectively. The Company has renegotiated its lease at its current location for $4,500 per month starting January 10, 2003; and continues until December 31st, 2003. The minimum lease obligation for the next five years is:

                    Fiscal Year             Amount
                    -----------             ------
                    2003                    $54,000

(4) ACCOUNTS RECEIVABLE

Accounts receivable consist of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance against accounts receivable has been established. The allowance for doubtful accounts is $500 and $8,500 as of September 30, 2002 and 2001, respectively. Bad debt expense is $725 and $8,500 for the years ended September 30, 2002 and 2001, respectively.

(5) RELATED PARTY TRANSACTIONS

At September 30, 2002 and 2001, the Company had a note receivable from a shareholder of $0 and $107,448. This advance is non-interest bearing and due on demand. Also, the Company had a line of credit with Merrill Lynch Business Financial Services, Inc. of up to $500,000. The line of credit was secured by the assets of the Company, and was personally guaranteed by the majority shareholder. The line of credit expired in January 2002 and was assumed by the shareholder. This note payable is due on demand and accrues interest at 12.5% per year. On September 2002 and 2001 the amount of the note was $326,341 and $399,723 respectively.

(6) CONCENTRATION OF CREDIT RISK

The Company maintains its cash bank deposits at various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 and the balances, at times, may exceed federally insured limits. At September 30, 2002 and 2001, the balances in each account were below this limit.

(7) MAJOR CUSTOMERS

Sales to three customers represented approximately 64% and 54% of total sales in September 30, 2002 and 2001, respectively. As of September 30, 2002 and 2001, approximately 87% and 62% of the Company's accounts receivable were due from these three customers.

(8) INCOME TAXES

As of September 30, 2002 and 2001, the Company had an unused net operating loss carry forward of approximately $2,225,503 and $1,507,697 available for use on its future corporate federal tax returns. The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. The tax amounts have been calculated using the Company's effective income tax rate resulting from the use of graduated rates.

                                                            2002         2001
                                                            ----         ----
Deferred tax asset:
  Tax benefit of net operating loss carry forward ....   $ 837,457    $ 567,347
  Tax provision of accumulated depreciation ..........     (10,993)      (7,599)
  Tax benefit of allowance for doubtful accounts .....         273        3,199
  Tax benefit of accumulated depreciation ............           0       83,841
  Less:  valuation allowance .........................    (826,737)    (646,788)
Total deferred tax asset .............................   $       0    $       0

The loss originating in FY 2001 will expire in 2021 and the loss originating in 2002 will expire in 2022. The utilization of the above loss carry forwards, for federal income tax purposes may be subject to limitation resulting from changes in ownership.

(9) PRIVATE PLACEMENT

In July 2000, the Company commenced a stock offering under Regulation D. The offering consisted of 10,000 units at $100 per unit, each unit contained 500 shares of common stock at a price of $0.20 per share. As of September 30, 2000,no common stock had been issued, nor had any funds been received. As of September 2001, approximately $542,000 was received and approximately 2,910,400 shares of common stock had been issued. Each share of common stock that was sold was subsequently issued two warrants for each common share for a total of 5,441,000 warrants.

The Company has a private placement offering of up to 3,000,000 units as of September 30, 2002 that is due to close December 31, 2002. Each Unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a purchase price of $.60 per share. The Warrants are immediately exercisable and will expire on July 1, 2004. Upon 15 days written notice, the Company may call any Warrant at a call price of $.001 per underlying share should the common stock trade at or above $1 for 10 consecutive trading days prior to the date of such notice. The Company had sold 675,000 shares as of September 30, 2002 for approximately $70,000.

(10) MERGER

In March 2002, Disease Sciences, Inc. executed an Agreement and Plan of Merger (DSSC Agreement) with Iceweb, Inc., a Delaware Corporation and its shareholders. Under the terms of the DSSC Agreement Iceweb was acquired by and became a wholly owned subsidiary of DSSC. The share exchange agreement and resulting recapitalization meant that the exchanging Iceweb shareholders were the DSSC controlling shareholders after the merger. The closing of the agreement resulted in a change in control of Disease Sciences, Inc.

(11) SEC ADMINISTRATIVE PROCEEDING

On November 15, 2001, the Securities and Exchange Commission ("SEC")issued an order instituting a cease-and-desist proceeding against Disease Sciences, Inc. The SEC found that Disease Sciences did on October 16, 2001 issue a press release headlined "Disease Sciences, In. Ultra High Pressure Pulse Technology Kills Conventional Pathogens Including Anthrax." Among other things, the press release stated that using High Pressure Pulse ("HPP") technology Disease Sciences "may be able to develop a simple, inexpensive method for cleaning our food and water supplies should they come under attack from bio-terrorism, as well as sterilize other items, such as mail and packages that could be accommodated in the pressure apparatus." On October 17, 2001, Disease Sciences issued a press release stating that "Disease Sciences is presently investigating a commercially viable project" using HPP technology. The Disease Sciences press releases omitted to state that at the time of the press releases, HPP had not been tested for or shown to be practical or economical for the uses suggested in the Disease Sciences October 16 press release; and Disease Sciences did not yet have a license to use HPP for any of the uses suggested in the October 16 press release. Section 10(b) of the Exchange Act and Rule 10b-5 hereunder prohibit, in connection with the purchase or sale of any security, making any untrue statement of a material fact or omitting to state a material fact necessary to make the statements made in light of the circumstances under which they were made, not misleading. Disease Sciences issued publicly the statements set forth above. Disease Sciences knew, or was reckless in not knowing, that these statements were false and misleading at the time they were made. Accordingly, the Commission found that Disease Sciences violated Section 10(b) of the Exchange Act and Rule 10b-5 hereunder. No further actions have been taken against the Company from the SEC regarding this matter; furthermore, in the opinion of management there is no need for an accrual.

(12) NOTES PAYABLE

In 2002, the Company borrowed $150,000 from a related party. The principal and interest are payable upon demand. The interest rate on the unpaid balance is 12.5% for first seven months and 18% thereafter.

In 2002, the Company borrowed $100,000 from three shareholders. All three shareholders have agreed that the notes are non-interest bearing and will be converted to equity at $0.20/share subsequent to year-end.

(13) STOCK OPTION PLAN

During March 2002, the Company adopted the "Management and Director Equity Incentive and Compensation Plan." The maximum number of shares authorized and available under the plan is 8,000,000 shares. As of June 30, 2002, 3,175,000 of the shares authorized under the plan have been issued. Under the terms of the plan, the options expire after 5 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the year ended September 30, 2002.

Stock option activity during the period is indicated as follows:

                                     Options
                                    Available                         Exercise
                                    For Grant       Options            Price
                                    ---------      ---------           -----
Balance, 30 Sep 01 ..............  10,000,000              0
Granted DSSC ....................                  2,000,000
Granted ICEW ....................                  3,175,000            .20
Exercised DSSC ..................                 (2,000,000)
Forfeited .......................                 (1,750,000)
Balance, 30 Sep 02 ..............   4,825,000      1,425,000            .20


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

SFAS No. 123 pro forma numbers are as follows for the fiscal year periods ended September 30, 2002 and 2001:

                                                    2002          2001
                                                  --------      -------
       Actual net (loss) ....................     (751,925)   (996,474)
       SFAS 123 Compensation Cost ...........      602,700            0
                                                  --------      -------
       Pro forma net income (loss) ..........   (1,354,625)   (996,474)
                                                  ========     ========
       Pro forma basic and diluted
        Net income (loss) per share .........         (.05)       (.04)
                                                  ========     ========

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

       Risk free interest rate ....................................6%
       Expected dividends .........................................0
       Volatility factor ........................................2.65%
       Weighted average expected
        Life of options ...........................................3

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

(14) EARNINGS PER COMMON SHARE

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

The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution are as follows:

                                    Fiscal Year           Fiscal Year
                                Ended September 30     Ended September 30
                                       2002                   2001
                                       ----                   ----
Average common shares
Outstanding .............           27,067,776             27,496,175
Common shares issuable (1)             299,250                      0
                                    ----------             ----------
Average common shares
outstanding assuming
dilution (2) .........              27,367,026             27,496,175
                                    ==========             ==========

----------
(1) issuable under stock option plans
(2) excluded from the computation of diluted net loss per share for the periods ended September 30, 2002 because their effect would have been antidilutive

(15) SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

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

(16) GOING CONCERN

The Company's auditors stated in their reports on the financial statements of the Company for the years ended September 30, 2002 and 2001 that the Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern.

For the years ended September 30, 2002 and 2001, the Company incurred net annual losses of $751,925 and $996,474, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that the Company will be able to raise any additional capital.

(17) LITIGATION

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

The reports of independent auditors of Feldman Sherb on the Company's financial statements for the two years ended January 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles; however, Feldman Sherb's opinion dated August 15, 2001 relative to the financial statements as of and for each of the two years ended January 31, 2001 included an explanatory paragraph relative to Disease Sciences, Inc.'s ability to continue as a going concern.

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following presents directors, executive officers, promoters and control persons of the Company as of September 30, 2002:

NAME                        AGE      TITLE                        TERM OF OFFICE

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

John R. Signorello filed initial Statements of Beneficial Ownership of Securities on Form 3 on April 11, 2002

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the last fiscal year to the officer of Iceweb, Inc. The Iceweb executive officer of the Company has served since October 1, 1999.

                                               Summary Compensation Table
------------------------------------------------------------------------------------------------------------------------------
                                                                                           Long Term Compensation
                                                                          ----------------------------------------------------
                                          Annual Compensation                        Awards                     Payouts
                             -------------------------------------------  -----------------------------  ---------------------
                                                                          Restricted     Securities
                                                          Other Annual      Stock        Underlying       LTIP     All Other
Name and Principle Position   Year  Salary($)  Bonus($)  Compensation($)  Award(s)($)   Options/SARs(#)  Payouts  Compensation
---------------------------   ----  ---------  --------  ---------------  -----------   ---------------  -------  ------------

John R. Signorello            2001   19,000       0            0                   0             0          0          0
Chief Executive Officer
Prinicipal Financial Officer
Director


John R. Signorello            2002   68,000       0            0             120,000       600,000          0          0
Chief Executive Officer
Prinicipal Financial Officer
Director


The following table summarizes option grants during 2002 to the named executive officer.


                                 Option/ SAR Grants in Fiscal Years 2001 and 2002
-----------------------------------------------------------------------------------------------------------------
                                                 Individual Grants
-----------------------------------------------------------------------------------------------------------------
                                       Number of     % of Total
                                       Securities    Option/SARs
                                       Underlying     Granted to    Excercise or   Market Price
                                      Options/SARs   Employees in    Base Price      Date of
Name                           Year      Granted     Fiscal Year     ($/Share)        Grant       Expiration Date
--------------------------------------------------------------------------------   ------------   ---------------

John R. Signorello             2001            0           0               0             0               0
Chief Executive Officer
Prinicipal Financial Officer
Director

John R. Signorello             2002      600,000          19%           0.20          0.20         February 2007
Chief Executive Officer
Prinicipal Financial Officer
Director


                  Aggregate Option/SAR Exercises in Fiscal Year 2002 and FY End Option/SAR Values
-----------------------------------------------------------------------------------------------------------------
                                Shares                   Number of Securities           Value of Unexercised
                               Acquired                  Underlying Unexercised             In-the-Money
                                  on         Value     Options/SARs at FY-End (#)     Options/SARs at FY-End ($)
                               Excercise    Realized   ---------------------------   ----------------------------
Name                              (#)         ($)      Exercisable   Unexercisable   Exercisable   Unexercisable
----------------------------------------------------------------------------------   ---------------------------

John R. Signorello (1)             0           0         126,000         474,000          0              0
Chief Executive Officer
Prinicipal Financial Officer
Director


(1) Mr. Signorello was granted options to purchase 600,000 shares at $0.20/each, expiring in February 2007. The options vest with the following schedule: (1) 3% on the date of grant (March 22, 2002), (2) 3% on each monthly anniversary of the date of grant up to the 32nd month and (3) 1% on each monthly anniversary of the date of grant for months 33 to 36.

EMPLOYMENT CONTRACTS

As of September 30, 2002 there was one existing employment contract with Michael VanPatten. The contract expires on March 20th, 2003 and the term of the contract can be extended for additional one (1) year periods by written notice given by the Company to the Executive at least 60 days before the expiration of the term.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Based on information from the Company's transfer agent, the Company believes that the following individuals/entities hold five percent (5%)or more of the outstanding voting stock of the Company as of September 30, 2002. No other individual or any group is known to the Company to be the beneficial owner of more that five percent (5%) of any class of the Company's voting securities.

Title of Class         Name and Address            Amount & Nature         %
--------------         ----------------            ---------------         -

Common Stock           John R. Signorello          18,179,300 Direct      60%
                       620 Herndon Parkway
                       Suite 360
                       Herndon, VA 20170

Common Stock           Michael VanPatten            1,508,700 Direct       5%
                       620 Herndon Parkway
                       Suite 360
                       Herndon, VA 20170

Common Stock           Gary J. Schultheis           2,035,000 Direct      6.5%
                       6413 Congress Ave.
                       Suite 230
                       Boca Raton, FL 33487

(b) As of September 30, 2002 all management shareholders of record are shown above in (a). The number of shares of Common Stock owned by all officers and directors as a group (directly or indirectly as of September 30, 2002) is believed by management to be 20,758,000 shares, or approximately 70.5% of the outstanding shares of Common Stock.

(c) As stated in Item 6 above, the Company's inability to generate positive cash flow has forced the Company to pursue all possible financing alternatives, including the sale of the Company, a merger or a reverse merger.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended September 30, 2001, the company held notes receivable from a corporation related through common ownership and separately from a shareholder of the Company. At September 30, 2002 and 2001, the Company had a note receivable from a shareholder of $73,470 and $107,478. This advance is non-interest bearing and due on demand. The Company advanced a corporation related through common ownership $3,204 and $4,242 at September 30, 2002 and 2001, respectively. The advance is non-interest bearing and due on demand. Also, the Company had a line of credit with Merrill Lynch Business Financial Services, Inc. of up to $500,000. The line of credit was secured by the assets of the Company, and was personally guaranteed by the majority shareholder. The line of credit expired in January 2002 and is in fact a note payable to the majority shareholder. The terms of this net note payable to the majority shareholder are 12.5% and due on demand. These amounts have been netted and are shown on the liabilities section of the balance sheet as "line of credit - related party".

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

EXHIBIT NO.                           EXHIBIT
-----------                           -------

2.1 Agreement and Plan of Reorganization (FILED AS EXHIBIT TO CURRENT REPORT ON FORM 8-K ON JUNE 6, 2001, AND INCORPORATED BY REFERENCE)

2.2 Agreement and Plan of Merger (FILED AS EXHIBIT TO CURRENT REPORT ON FORM 8-K ON APRIL 4, 2002, AND INCORPORATED BY REFERENCE)

5 Atlas Pearlman Legal Opinion of Registration Statement on Form S-8; Disease Sciences (FILED AS EXHIBIT 5 TO REGISTRATION STATEMENT ON FORM S-8 ON AUGUST 17, 2001, AND INCORPORATED BY REFERENCE)

10.1 Asset Purchase Agreement (FILED AS EXHIBIT 10.1 TO CURRENT REPORT ON FORM 8-K ON JULY 26, 2001, AND INCORPORATED BY REFERENCE)

10.2 Form of Stock Purchase Agreement (FILED AS EXHIBIT 10.1 TO CURRENT REPORT ON FORM 8-K ON DECEMBER 4, 2001, AND INCORPORATED BY REFERENCE)

10.3 Research and Development Agreement (FILED AS EXHIBIT 10.2 TO CURRENT REPORT ON FORM 8-K ON DECEMBER 4, 2001, AND INCORPORATED BY REFERENCE)

16.1 Change of Certifying Accountant (FILED AS EXHIBIT TO CURRENT REPORT ON FORM 8-K ON JUNE 7, 2001, AND INCORPORATED HEREIN BY REFERENCE)

16.2 Change of Certifying Accountant (FILED AS EXHIBIT TO CURRENT REPORT ON FORM 8-K ON MAY 16, 2002, AND INCORPORATED HEREIN BY REFERENCE)

23.1 Consent of Independent Auditors (FILED AS EXHIBIT 23.1 TO REGISTRATION STATEMENT ON FORM S-8 ON AUGUST 17, 2001, AND INCORPORATED BY REFERENCE)

99.1 Independent Auditors Report (FILED AS EXHIBIT 99.1 TO CURRENT REPORT ON FORM 8-KA ON JUNE 29, 2001 AND INCORPORATED BY REFERENCE)

99.2 Unaudited Pro Forma Combined Financial Statements (FILED AS EXHIBIT 99.2 TO CURRENT REPORT ON FORM 8-KA ON JUNE 29, 2001, AND INCORPORATED BY REFERENCE)

99.3 Certification of Chief Executive Officer and Principal Financial Officer Relating to a Periodic Report containing Financial Statements

      (b)   Reports on Form 8-K

The Company filed ONE report on Form 8-K during the last quarter of the fiscal year ENDED January 31, 2002. The Company filed ONE report on Form 8-K during the first quarter ENDED April 30, 2002.

ITEM 14 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.




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

DISEASE SCIENCES, INC.

SIGNATURE                                    TITLE

/s/ JOHN R. SIGNORELLO                       Chief Executive Officer
----------------------                       Principal Financial Officer
John R. Signorello                           Director

Date:       Janurary 17, 2003

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER and PRINCIPAL FINANCIAL OFFICER

I, John R Signorello, Chief Executive Officer and Principal Financial Officer of Disease Sciences, Inc. certifies that:

1. I have reviewed this annual report on Form 10-KSB of Disease Sciences, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors: (or persons performing the equivalent functions)

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 17, 2003    By: /s/ John R. Signorello
                          John R. Signorello,
                          Chief Executive Office and Principal Financial Officer