Form 10QSB
period 2002-12-31
ICEWEB COMMUNICATIONS INC
filed 2003-02-26
CIK 1097718

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from ________________________________


                         Commission File Number: 0-27865

                                  ICEWEB, INC.
        (Exact name of small business issuer as specified in its charter)


              Delaware                               54-1789433
    (State or other jurisdiction of                 (IRS Employer
     Incorporation or organization)               Identification No.)


                620 Herndon Parkway, Suite 360, Herndon, VA 20170
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (703) 964-0150

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,580,878 issued and outstanding at February 24, 2003.

                                   ICEWEB INC.


              QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED
                                December 31, 2002

                                TABLE OF CONTENTS



                                                                        Page No.
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Unaudited Condensed Balance Sheet as at DECEMBER 31, 2002             3

         Unaudited Condensed Statements of Operations for the three
         months ended December 31, 2002 and December 31, 2001                  4

         Unaudited Condensed Statements of Cash Flows for the three
         months ended December 31, 2002 and December 31, 2001                  5

         Notes to Unaudited Condensed Financial Statements                   6-7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7-13

PART II  OTHER INFORMATION                                                    13

         Signatures                                                           15

Item 1. Financial Statements

                                  ICEWEB, INC.

                                December 31, 2002
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS                             2002
Current assets:

  Accounts receivable, net .......................................        6,470
                                                                    -----------

    Total current assets .........................................        6,470


Property and equipment, net ......................................       89,785

Deposits .........................................................        9,533
                                                                    -----------

Total assets .....................................................      105,788

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Bank overdraft .................................................  $     3,707
  Accounts payable ...............................................  $   347,280
  Accrued expenses ...............................................       17,513
  Line of credit - related party .................................      326,341
  Notes payable - related party ..................................      270,000
                                                                    -----------

    Total current liabilities ....................................      964,841

Stockholders' deficit:
  Common stock, $.001 par value; 100,000,000 shares authorized, ..       30,581
30,580,878 issued
  Additional paid in capital .....................................    1,674,598
  Accumulated deficit ............................................   (2,564,232)
                                                                    -----------

    Total stockholders' deficit ..................................     (859,053)
                                                                    -----------

Total liabilities and stockholders' deficit ......................      105,788


              See notes to condensed unaudited financial statements

                                   ICEWEB INC.

                        CONDENSED STATEMENT OF OPERATIONS
           THREE MONTHS ENDED DECEMBER 31, 2002 AND December 31, 2001
                                   (UNAUDITED)

                                                      Three Months Ended

                                                December 31,       December 31,
                                                    2002                2001


Revenues .................................      $     19,811       $     73,428

Cost of Sales ............................             8,121             24,562
                                                ------------       ------------

Gross Profit .............................            11,690             48,866

Operating expenses:

  Marketing & sales ......................             8,060             73,104

  General &
  Administrative .........................           111,778            145,075
                                                ------------       ------------
                                                     119,838            218,179

Operating loss ...........................          (108,148)          (169,313)

Interest income ..........................                 4                 57



Net loss .................................      $   (108,144)      $   (169,256)
                                                ============       ============

Basic loss per common share ..............      $       (.00)      $       (.01)

Weighted average common shares ...........        30,309,487         24,620,500
outstanding


              See notes to condensed unaudited financial statements

                                   ICEWEB INC.

                        CONDENSED STATEMENT OF CASH FLOWS
           THREE MONTHS ENDED DECEMBER 31, 2002 AND December 31, 2001
                                  (UNAUDITED)


                                                         December     December
                                                         31, 2002     31, 2001

NET CASH PROVIDED (USED) IN OPERATIONS .................    (62,967)    (56,917)

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of fixed assets ...................        250       4,970
                                                            -------     -------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES .......        250       4,970

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from note payable - related party ...........     20,000      50,000

  Proceeds from private offering .......................     30,000           0
                                                            -------     -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .......     50,000      50,000

NET INCREASE (DECREASE) IN CASH ........................    (12,717)     (1,947)

CASH, beginning of period ..............................      9,010     (15,484)
                                                            -------     -------


CASH, end of period ....................................     (3,707)    (17,431)
                                                            =======     =======


              See notes to condensed unaudited financial statements

                                   ICEWEB Inc.

               Notes to Condensed Financials Statements unaudited


Note 1 - BASIS OF PRESENTATION

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustment) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual Report for the year ended September 30, 2002, which is included in the Company's Form 10-KSB for the year ended September 30, 2002. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    2002

                    Furniture and fixtures ....  $  19,195
                    Computers and equipment ...    159,563
                    Software ..................     96,615
                    Automobiles ...............      3,600
                    Intangibles ...............          0
                    Leasehold improvements
                      Accumulated depreciation    (189,188)
                                                 ---------

                    Property and equipment, net     89,785
                                                 =========


NOTE 3 - OPERATING LEASES

The Company leased facilities in Herndon, VA for office space and developmental work through May 2004. The Company has renegotiated its existing lease at its current location.


NOTE 4 - RELATED PARTIES

The Company has a new temporary note payable for $20,000 due to a shareholder of the Company. The note is described more fully below under NOTES PAYABLE.

NOTE 5 - STOCK OFFERING

The Company had a private placement of up to 3,000,000 units as of September 30, 2002 that to closed December 31, 2002. Each Unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a purchase price of $.60 per share. The Warrants are immediately exercisable and will expire on July 1, 2004. Upon 15 days written notice, the Company may call any Warrant at a call price of $.001 per underlying share should the common stock trade at or above $1 for 10 consecutive trading days prior to the date of such notice. The Company sold 300,000 shares during the three months ending December 31, 2002 and sold a total number of shares of approximately 975,000 shares as of December 31, 2002.

NOTE 6 - NOTES PAYABLE

In October 2002, the Company borrowed a total of $20,000 from a related party. The note is unsecured non-interest bearing, and payable upon demand.

NOTE 7 - GOING CONCERN

The Company's auditors stated in their reports on the financial statements of the Company for the years ended September 30, 2002 and 2001 that the Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. For the years ended September 30, 2002 and 2001, the Company incurred net annual losses of $751,925 and $996,474 respectively. Management believes that resources will be available from private and operating sources in 2003 to continue the marketing of the Company's products and services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Iceweb's proprietary software, IceSHOW(TM) under development since 1999 and completed in 2002, allows us to create Web-ready multimedia productions very quickly, giving us a tangible competitive advantage in both time and cost. Our technology integrates audio, video and PowerPoint slides into a highly interactive, customizable interface for online training and interactive marketing.

Additional features can easily be added including closed captioning, indexing, animation, quizzes and surveys and pay-per-view capabilities. The software ties to a database backend that provides authentication and reporting.

Markets for Products and Services

Iceweb currently has customers in the training, corporate communications and advertising/marketing segments. We focus on e-learning solutions while continuing to support the other segments.

Training - A model customer has a widely dispersed audience with regular training needs; these needs could include compliance with government regulations, skills updating or educational enhancement.

A typical online course would include video or audio with synchronized slides, plus interactive elements such as registration, quizzes and materials downloads as well as a database to track progress, compliance and effectiveness. In addition, training companies, universities or trade associations could charge students for the course work, creating a new source of ongoing revenue. Iceweb is providing e-learning solutions for the hotel brands within the Cendant Corporation training hospitality managers worldwide.

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

Iceweb has the ability to profitably sell its products and services while innovating to comply with the leading technology standards. In addition, Iceweb's training focus will allow it to market is products and services to the most rapidly growing viewing audience.

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

IceSHOW(TM) is the company's core technology, a multimedia creation and delivery platform. IceSHOW's powerful feature set and intuitive viewer interface are designed for ease of use. It offers great flexibility and convenience to non-technical users. IceSHOW(TM) further reduces costs through an online production center. A "wizard" steps users through the process of uploading and converting existing media components, then stitching them together seamlessly. There are options for adding a branded interface and other interactive elements as well. Taking only minutes to complete, the resulting show is ready for distribution via the Internet or an intranet.

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

IceSTUDIO(TM) - Iceweb provides services include audio/video production, live Webcasting, audio/video editing, audio/video encoding, audio/video transcription, and voiceovers.

o Encoding - We accept source material in virtually any format to digitize and encode into a file format that is compatible with the streaming media architecture being used. The end result is video and audio configured properly for transmission online at the best possible resolution, motion, clarity and system compatibility.

o Webcasting - We can produce live Webcasts from a studio or from on-location. Our Webcasts can include audio, video, synchronized slides and graphics; shows can appear in an interface branded with your company's look and feel. Interface options include buttons for downloading additional material, sending a message to the presenter and requesting technical help. Other available features include advance user registration, user system detection, password protection, interactive surveys, quizzes and more.

Sales & Marketing Strategy

Iceweb reaches its buyers directly through telesales and direct marketing. We are also building a highly focused sales channel to refer or resell Iceweb solutions.

Packaged Solutions

IceWEB's packaged solutions provide for on-demand viewing and include a customized interface, login and registration forms, some level of interactivity, and hosting services for a specified period of time. They require only minimal amount of labor to create the presentations. These products include:

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

o IceSHOW(TM) WebVideo: Many companies have invested in corporate video productions. This package allows them to quickly put them online. The customer submits a videotape or electronic file of the original production. We provide the encoding and hosting services as well as the customized interface.

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

Sales

Our solutions are sold directly and indirectly through agents and affiliates. Agents and affiliates earn commissions or discounts based on their sales volumes.

Competitive Advantages

Iceweb competitive advantages are its lean business model with low fixed costs and its favorable margin on products and services through its technology. Iceweb's core competency of digital media production is manifested in its IceSHOW(TM) technology.

Our technology makes the creation of online multimedia shows easy and affordable whether Iceweb is doing the work or the customers are using one of Iceweb's products to do the work themselves. In either case, the cost and complexity of the development is reduced substantially.

Results of Operations

Net revenues - for the three months ended December 31, 2002, we generated revenues of $19,811, compared to $73,428 the comparative period in 2001, a decrease of 73%. Sales for the three months ending December 31, 2002 were lower than the previous quarter and lower than the same quarter for the previous fiscal year. The primary reason for this was a change in our marketing and sales strategy to build our business around the IceShow products. Sales from both custom services and webcasts were lower this period than in the previous period due in part to hiring and training new telemarketing salespersons. We also changed our E-commerce business to sell third-party classes and on-line training over the Internet.

Marketing and Sales - our sales and marketing expense consists of personnel costs, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows. Marketing and sales costs decreased from $73,104 for the three months ended December 31, 2001 to $8,060 for the three months ended December 31, 2002, a decrease of $65,044 or 89%. This decrease was the result of continued realignment of our sales and marketing personnel, commission expenses and marketing programs.

General and administrative expense - our general and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and corporate governance and compliance. General and administrative expense decreased from $145,075 for the three months ended December 31, 2001 to $112,469 for the three months ended December 31, 2002 a decrease of $ 32,606 or 22%. The primary reasons for this decrease was a reduction in rent expense, personnel costs, and other fixed expenses. This also represents our success in operational efficiency initiatives to streamline work processes to permanently reduce the Company's overall cost structure.

Overall, our loss per share was $(.00) for the three months ended December 31, 2002. For the balance of this fiscal year we anticipate that our loss per share may increase.

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

Liquidity and Capital Resources

Since inception, our operating and investing activities have used more cash than they have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business and to pay our operating expenses, we expect to continue to experience significant negative operating and investing cash flows for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our plan of operation during the next 12 months and to meet our capital commitments and general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require, however, in order to provide any additional working capital which we may require, we will in all likelihood be required to raise additional capital through the sale of equity or debt securities. We currently have no commitments to provide us with any additional working capital. If we do not have sufficient working capital to implement our plan of operation described above, it is likely that we will cease operations

Cautionary Factors That May Affect Future Results

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits

         Exhibit 99.1 Certification of Quarterly Reports for the period ending December 31, 2002 by the Principal Executive Officer and the Principal Financial Officer.

         b) Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ICEWEB Inc.

Dated: February 24, 2003            By: /s/ John R. Signorello
                                        ----------------------
                                        John R. Signorello,
                                        Chairman and CEO




                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

         In connection with the accompanying Quarterly Report on Form 10-Q/A of Iceweb, Inc. for the quarter ended December 31, 2002, I, John R. Signorello, Chairman and Chief Executive Officer of Iceweb, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

         (1) such Quarterly Report on Form 10-QSB of Iceweb, Inc. for the quarter ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in such Quarterly Report on Form 10-QSB of Iceweb, Inc. for the quarter ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Iceweb, Inc.

                                                     /s/ John R. Signorello

                                                     John R. Signorello
                                                     Chairman and CEO