Form 10QSB
period 2003-03-31
ICEWEB COMMUNICATIONS INC
filed 2003-05-20
CIK 1097718

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


         Issuer's telephone number, including area code: (703) 964-8000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,030,878 issued and outstanding at March 31, 2003.

                                   ICEWEB INC.


              QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED
                                 March 31, 2003

                                TABLE OF CONTENTS



                                                                        Page No.
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Unaudited Condensed Balance Sheet as of March 31, 2003 ...............3

         Unaudited Condensed Statements of Operations for the
         three  months ended March 31, 2003 and March 31, 2002 ................4


         Unaudited Condensed Statements of Operations for the
         six  months ended March 31, 2003 and March 31, 2002 ..................5


         Unaudited Condensed Statements of Cash Flows for the
         six months ended March 31, 2003 and March 31, 2002 ...................6


         Notes to Unaudited Condensed Financial Statements ..................7-8

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................8-14


PART II  OTHER INFORMATION ................................................14-15

Signatures ...................................................................16

Item 1. Financial Statements

                                  ICEWEB, INC.
                                 March 31, 2003
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                        2003
Current assets:

  Accounts receivable, net ....................................     $    10,575
                                                                    -----------

    Total current assets ......................................          10,575


Property and equipment, net ...................................          64,465
Prepaid Expenses ..............................................           4,500
Deposits ......................................................           9,533
                                                                    -----------

Total assets ..................................................     $    89,073

               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Bank overdraft ..............................................     $     7,702
  Accounts payable ............................................     $   361,236
  Accrued expenses ............................................          27,114
  Line of credit - related party ..............................         316,706
  Deferred Rent Revenue .......................................          13,995
  Notes payable - related party ...............................         247,000
                                                                    -----------

    Total current liabilities .................................         973,753

Stockholders' deficit:
  Common stock, $.001 par value;
    100,000,000 shares authorized, 31,030,878 issued ..........          31,031
  Additional paid in capital ..................................       1,735,308
  Accumulated deficit .........................................      (2,651,019)
                                                                    -----------

    Total stockholders' deficit ...............................        (884,680)
                                                                    -----------

Total liabilities and stockholders' deficit ...................          89,073


              See notes to condensed unaudited financial statements

                                   ICEWEB INC.

                        CONDENSED STATEMENT OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)

                                                        Three Months Ended
                                                      March 31,       March 31,
                                                        2003            2002
                                                    -----------     -----------

Revenues .......................................         13,054          67,686

Cost of Sales ..................................          2,625          13,122
                                                    -----------     -----------

Gross Profit ...................................         10,429          54,564

Operating expenses:

  Marketing & sales ............................          3,964          61,556

  General & Administrative .....................         82,965         130,621
                                                    -----------     -----------
                                                         86,929         192,177

Operating loss .................................        (76,500)       (137,613)

Interest expense ...............................         (9,601)            (66)
Loss on disposal of assets .....................              0          (2,117)


Net loss .......................................        (86,101)       (139,796)
                                                    ===========     ===========

Basic loss per common share ....................    $      (.00)    $      (.01)

Weighted average common shares outstanding .....     30,744,465      23,475,262


             See notes to condensed unaudited financial statements

                                   ICEWEB INC.

                        CONDENSED STATEMENT OF OPERATIONS
               SIX MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)

                                                         Six Months Ended
                                                     March 31,        March 31,
                                                        2003            2002
                                                    -----------     -----------

Revenues .......................................         32,865         141,171

Cost of Sales ..................................         10,746          49,298
                                                    -----------     -----------

Gross Profit ...................................         22,119          91,873

Operating expenses:

  Marketing & sales ............................         12,024         115,851

  General & Administrative .....................        195,434         279,517
                                                    -----------     -----------
                                                        207,458         395,368

Operating loss .................................       (185,339)       (303,495)

Interest expense ...............................         (9,597)         (3,440)
Loss on disposal of assets .....................              0          (2,117)


Net loss .......................................       (194,936)       (309,052)
                                                    ===========     ===========

Basic loss per common share ....................    $      (.01)    $      (.01)

Weighted average common shares outstanding .....     30,526,237      23,091,626


              See notes to condensed unaudited financial statements

                                   ICEWEB INC.

                        CONDENSED STATEMENT OF CASH FLOWS
          SIX MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002(UNAUDITED)


                                                          March 31,    March 31,
                                                            2003          2002
                                                          --------     --------

NET CASH USED IN OPERATING ACTIVITIES ................     (88,982)    (121,976)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from (repayment of) note payable
    - related party ..................................      (9,635)      22,592

  Proceeds from private offering .....................      97,310            -
                                                          --------     --------
  Proceeds from notes payable ........................           -       97,000
  Contributed capital ................................           -       (3,986)
  Increase in cash overdraft .........................      (7,703)           -
                                                          --------     --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .....      79,972      115,606

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets ..........................           -       (9,695)
   Proceeds from sale of fixed assets ................           -       10,000
                                                          --------     --------
NET CASH PROVIDED BY INVESTING ACTIVITIES ............           -          305

NET INCREASE (DECREASE) IN CASH ......................      (9,010)      (6,065)

CASH, beginning of period ............................       9,010       15,484
                                                          --------     --------


CASH, end of period ..................................           -        9,419
                                                          ========     ========

NON-CASH TRANSACTIONS
   Conversion of debt to equity ......................      10,000            -
                                                          ========     ========
   Stock compensation expense ........................      16,160            -
                                                          ========     ========

              See notes to condensed unaudited financial statements

                                   ICEWEB Inc.

Notes to Condensed Financials Statements unaudited

Note 1 - BASIS OF PRESENTATION

The financial statements included in this report have been prepared in accordance with generally accepted accounting principles for interim financial information and by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustment) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

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

NOTE 2 - NEW PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends Statements No. 123 to provide three alternative methods of transition for Statement No. 123's fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provision of Statement No. 123. Transition to the fair value accounting method of Statement No. 123 is not required by Statement No. 148. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB No. 25 and related interpretations. Statement No. 148 also amends the disclosure provisions of Statement No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision of Statement No. 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB No. 25. The disclosure provision of Statement No. 148 has been adopted by the Company.

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                                2002

         Furniture and fixtures ......................       $  19,195
         Computers and equipment .....................         159,563
         Software ....................................          96,615
         Leasehold improvements
           Accumulated depreciation ..................        (210,908)
                                                             ---------
         Property and equipment, net .................          64,465
                                                             =========

NOTE 4 - OPERATING LEASES

The Company leased facilities in Herndon, VA for office space and developmental work through May 2004. The Company has renegotiated its existing lease at its current location. The Company has sub-leased a portion of its premises beginning March 1, 2003 through December 31, 2003 for a monthly payment of $4,000. As of March 31, 2003, general and administrative expenses includes $4,000 of sub-lease rental income and deferred revenue includes $12,000 representing sub-lease income for April, May and June.

NOTE 5 - RELATED PARTIES

During the three months ended March 31, 2003, a certain shareholder paid the Company's debt of $403,015 to a financial institution in full. As of March 31, 2003, the remaining balance of this debt, after repayments and off-set against a receivable from the same shareholder, is $316,706. The Company has recorded $3,762 in imputed interest expense on this non-interest bearing, due on demand line of credit.

During the three months ended March 31, 2002, the company converted a note payable - related party of $10,000 to equity at $0.10 per share, issuing 100,000 shares.

NOTE 6 - STOCKHOLDERS' DEFICIT

The Company had a private placement of up to 3,000,000 units as of September 30, 2002 that was extended through May 31, 2003. Each Unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a purchase price of $.60 per share. The Warrants are immediately exercisable and will expire on July 1, 2004. Upon 15 days written notice, the Company may call any Warrant at a call price of $.001 per underlying share should the common stock trade at or above $1 for 10 consecutive trading days prior to the date of such notice. The Company sold 300,000 shares during the three months ending December 31, 2002 and sold a total number of shares of approximately 975,000 shares as of December 31, 2002.

The Company sold approximately 350,000 share of common stock, receiving $35,000 during the three months ended March 31, 2003.

The Company granted options to purchase 202,000 share of common stock to consultants recognizing $16,160 in compensation expense.

NOTE 7 - STOCK OPTIONS

During the three and six months ended March 31, 2003, the Company issued the following options which remain outstanding:

                        Options expiring in January 2008, to purchase 202,000 shares of the Company's common stock, at $.08 per share with registration rights with respect to the common stock underlying the options to certain consultants. Compensation expense of $16,160 has been included in general and adminstrative expense.

                      Options expiring in January 2008, to purchase 230,000 shares of the Company's common stock, at $.08 per share with registration rights with respect to the common stock underlying the options to certain employees. No expense has been recorded in association with these options.

Had the compensation expense for the employee stock options been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss for the six months ended March 31, 2003 would have been increased to the pro forma amounts indicated below:

         Net loss as reported .......................      $  (194,936)
                                                           ===========
         Proforma net loss ..........................      $  (213,336)
                                                           ===========
         Basic loss per share as reported ...........      $     (0.01)
                                                           ===========
         Basic loss per share pro forma .............      $     (0.01)
                                                           ===========

NOTE 8 - GOING CONCERN

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

Markets for Products and Services

Iceweb currently has customers in the training, corporate communications and advertising/marketing areas. We focus on e-learning solutions while continuing to support the other areas.

Training - A model customer has a widely dispersed audience with regular training needs; these needs could include compliance with government regulations, skills updating or educational enhancement.

A typical online course would include video or audio with synchronized slides, plus interactive elements such as registration, quizzes and materials downloads as well as a database to track progress, compliance and effectiveness. In addition, training companies, universities or trade associations could charge students for the course work, creating a new source of ongoing revenue. Iceweb is providing e-learning solutions for the hotel brands within a large hotel chain training hospitality managers worldwide.

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

Advertising & Marketing - Online presentations can be used to sell or market nearly any industrial or consumer product. As with any direct marketing technique, the content is of prime importance. However, studies have shown that by making the message entertaining, combining audio, video and synchronized slides, retention by the viewer dramatically increases.

Iceweb has the ability to profitably sell its products and services while maintaining compatibility with the leading technology standards. In addition, Iceweb's training focus will allow it to market is products and services to the most rapidly growing viewing audience.

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

Services

Consulting - Iceweb's consulting staff has experience in providing custom multimedia solutions to all size organizations. Iceweb consulting services include personalized project management, multimedia development, synchronization of all media assets, application design and development, software integration, instructional design, graphic design, foreign language translations and delivery methods.

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

Sales & Marketing Strategy

Iceweb reaches its buyers directly through telemarketing sales and direct marketing. We are also building a highly focused sales channel to refer or resell Iceweb products.

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

Sales

Our solutions are sold directly and indirectly through agents. Agents earn commissions or discounts based on their sales volumes.

Results of Operations

Net revenues - For the six months ended March 31, 2003, we generated revenues of $32,865, compared to $141,171 the comparative period in 2002, a decrease of 74%. Sales for the three months ending March 31, 2003 of $13,054 were 75% lower than the same quarter for the previous fiscal year of $67,686. The primary reason for this was a change in our marketing and sales strategy to build our business around the IceShow products. Sales from both custom services and webcasts were lower this period than in the previous period due in part to hiring and training new telemarketing salespersons. We also changed our E-commerce business to sell third-party classes and on-line training over the Internet.

Marketing and Sales - Our sales and marketing expense consists of personnel costs, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows. Marketing and sales costs decreased from $115,851 for the six months ended March 31, 2002 to $12,024 for the six months ended March 31, 2003, a decrease of $103,827 or 90%. Marketing and sales costs decreased from $61,556 for the three months ended March 31, 2002 to $3,964 for the three months ended March 31, 2003, a decrease of $57,592 or 94%. These decreases for both periods were the result of continued realignment of our sales and marketing personnel, commission expenses and marketing programs.

General and administrative expense - Our general and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and corporate governance and compliance. General and administrative expense decreased from $279,517 for the six months ended March 31, 2002 to $195,434 for the six months ended March 31, 2003 a decrease of $84,083 or 30%. General and administrative expense decreased from $130,621 for the three months ended March 31, 2002 to $82,965 fo the three months ended March 31, 2003, a decrease of $47,656 or 36%. The primary reasons for these decreases were a reduction in rent expense, personnel costs, and other fixed expenses.

Overall, our loss per share was $0.01 for the six months ended March 31, 2003 and $0.00 for the three months ended March 31, 2003. For the balance of this fiscal year we anticipate that our loss per share may increase.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5. OTHER INFORMATION

Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman and CEO. Based upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

                                 ICEWEB Inc.

Dated: May 20, 2003          By: /s/ John R. Signorello
                                 ------------------
                                 John R. Signorello,
                                 Chairman and CEO

                        CERTIFICATION OF CHAIRMAN AND CEO

I, John R. Signorello, Chairman and Chief Executive Officer., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Iceweb, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors: (or persons performing the equivalent functions)

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: MAY 20, 2003                      BY: /S/ JOHN R. SIGNORELLO
                                            JOHN R. SIGNORELLO,
                                            CHAIRMAN & CEO

                                  Exhibit Index

Exhibit #         Description

  99.1 Certification of Chairman & CEO Relating to a Periodic Report containing Financial Statements