Form 10QSB
period 2003-06-30
ICEWEB COMMUNICATIONS INC
filed 2003-08-18
CIK 1097718

U.S. SECURITIES AND EXCHANGE
                         COMMISSION Washington, DC 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to______________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES _X_ NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,150,878 issued and outstanding at June 30, 2003.

                                   ICEWEB INC.

              QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED
                                  June 30, 2003

                                TABLE OF CONTENTS



                                                                        Page No.
PART I   FINANCIAL INFORMATION                                          --------


ITEM 1.  FINANCIAL STATEMENTS


         Unaudited Condensed Consolidated Balance Sheet as at June 30, 2003 ...3


         Unaudited Condensed Consolidated Statements of Operations for
         the nine months ended June 30, 2003 and June 30, 2002 ................4


         Unaudited Condensed Consolidated Statements of Cash Flows for
         the nine months ended June 30, 2003 and June 30, 2002 ................5


         Notes to Unaudited Condensed Consolidated Financial Statements .....6-7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................7-13



PART II  OTHER INFORMATION ...................................................13


         Signatures ..........................................................15

ITEM 1.  FINANCIAL STATEMENTS

                                  ICEWEB, INC.

                                  June 30, 2003
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                   ASSETS 2003
Current assets:
  Cash ........................................................     $   106,608
  Accounts receivable, net ....................................     $   646,215
  Prepaid Expenses ............................................          15,376
                                                                    -----------
    Total current assets ......................................         768,199



Property and equipment, net ...................................          65,170
Deposits ......................................................           9,533
Goodwill ......................................................         174,866
                                                                    -----------
Total Fixed Assets ............................................     $   249,569
Total assets ..................................................     $ 1,017,768

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
  Accounts payable ............................................     $   669,942
  Accrued expenses ............................................         101,539
  Line of credit - related party ..............................         266,270
  Deferred Rent Revenue .......................................          26,080
  Note Payable - Seller .......................................         123,000
  Notes payable - related party ...............................         247,000
                                                                    -----------

    Total current liabilities .................................      $1,433,831

Stockholders' deficit:
  Common stock, $.001 par value;
    100,000,000 shares authorized, 34,150,878 issued ..........          34,151
  Additional paid in capital ..................................       2,020,188
  Accumulated deficit .........................................      (2,470,402)
                                                                    -----------

    Total stockholders' deficit ...............................        (416,063)
                                                                    -----------

Total liabilities and stockholders' deficit ...................       1,017,768

       See notes to condensed consolidated unaudited financial statements

                                   ICEWEB INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                NINE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)


                                                        Nine Months Ended
                                                 -------------------------------
                                                 June 30, 2003     June 30, 2002
                                                 -------------     -------------

Revenues ...................................          628,496           171,665

Cost of Sales ..............................          463,563            63,611
                                                  -----------       -----------

Gross Profit ...............................          164,933           108,054

Operating expenses:

  Marketing & sales ........................           16,018           188,134
  Research & Development ...................                -            69,433
  General & Administrative .................          231,721           372,223
                                                  -----------       -----------
                                                      247,739           629,790

Operating loss .............................          (82,806)         (521,736)

Interest income(expense) ...................          (17,447)           (3,527)
Loss on disposal of assets .................                -             2,117

Net Loss ...................................         (100,253)         (527,382)
                                                  ===========       ===========

Basic loss per common share ................      $       .00       $      (.02)

Weighted average common shares outstanding .       31,909,100        25,307,864


       See notes to condensed consolidated unaudited financial statements

                                   ICEWEB INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)


                                                       Three Months Ended
                                                 -------------------------------
                                                 June 30, 2003     June 30, 2002
                                                 -------------     -------------

Revenues ...................................          595,631            30,493

Cost of Sales ..............................          452,817            14,313
                                                  -----------       -----------

Gross Profit ...............................          142,814            16,180

Operating expenses:

  Marketing & sales ........................           10,683            72,283
  Research & development ...................                -            26,392
  General & Administrative .................           29,598           135,749
                                                  -----------       -----------
                                                       40,281           234,424

Operating Income (Loss) ....................          102,533          (218,242)

Interest income(expense) ...................           (7,850)              (88)
Prior Period Adjustment ....................           90,018                 -

Net Income(loss) ...........................           94,683          (218,330)
                                                  ===========       ===========

Basic Income per common share ..............      $       .00       $      (.01)

Weighted average common shares outstanding .       31,909,100        29,437,878


       See notes to condensed consolidated unaudited financial statements

                                   ICEWEB INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          NINE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002(UNAUDITED)


                                                          June 30,     June 30,
                                                            2003         2002
                                                         ---------    ----------

NET CASH USED IN OPERATIONS ..........................     (72,078)    (297,290)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed Assets ...........................     (26,502)      (9,695)
  Proceeds from sale of fixed assets .................           -       10,000
  Cash acquired in acquisitions ......................      85,713            -

  Acquisition of subsidiaries ........................     (42,000)           -
                                                         ---------    ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                   17,211          305

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of (proceeds from)
     note payable - related party ....................    (136,845)      34,014
  Notes Payable ......................................           -      257,000
  Contributed Capital ................................           -       (1,139)
  Proceeds from stock sales ..........................     289,310            -
                                                         ---------    ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .....     152,465      289,875

NET INCREASE (DECREASE) IN CASH ......................      97,598       (7,110)

CASH, beginning of period ............................       9,010       15,484
                                                         ---------    ---------


CASH, end of period ..................................     106,608        8,374
                                                         =========    =========

NON CASH TRANSACTIONS:

Conversion of debt to equity .........................   $  10,000    $       -
Stock compensation expense ...........................   $  16,160    $       -
Stock issued in acquisitions .........................   $  96,000    $       -
Amounts payable for acquisition ......................   $ 123,000    $       -


       See notes to condensed consolidated unaudited financial statements

                                   ICEWEB Inc.

Notes to Condensed Consolidated Financials Statements unaudited

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

NOTE 2 - Acquisitions

Two companies were acquired in June 2003, Interlan Corporation and Seven Corporation. The Company acquired all of the outstanding stock of Interlan and Seven in exchanges for $165,000 in cash, $42,000 paid at closing and $123,000 payable over the next six months and 500,000 shares of Iceweb stock. The total value of cash and stock paid was $261,000, resulting in goodwill recorded of $174,866 as of June 30, 2003. These items are reflected in the Financial Statements.

Founded in 1995, Interlan is a provider of Data Networking and Network Security infrastructure solutions for business, government and education. Interlan specializes in network security, remote access, wide area and local area network products, services, training and consulting.

The Seven Corporation provides high-level CIO, CTO, and IT Program Management services that enable our customers to implement Information Technology solutions quickly and effectively.

Seven specializes in the planning, design, and implementation management of technology systems for organizations that do not have the experience, time, or on-staff capabilities to modernize their business.

The following unaudited consolidated pro forma interim financial information for the Company is presented as if the share exchange had taken place on October 1, for each of the respective years.
                                                            June 30, 2003
                                                            -------------
         Revenue ....................................         2,784,445
         Expenses ...................................         2,647,355
         Net Income (Loss) ..........................           137,090
         Income (Loss) per Share ....................                 0

NOTE 3 - RELATED PARTIES

The Company has a payable to related parties for $123,000 as part of the acquisition of the Seven Corporation.

NOTE 4 - STOCK OFFERING

The Company had a private placement of up to 3,000,000 units as of September 30, 2002 and the placement has been sold out. Each Unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a purchase price of $.60 per share. The Warrants are immediately exercisable and will expire on July 1, 2004. Upon 15 days written notice, the Company may call any Warrant at a call price of $.001 per underlying share should the common stock trade at or above $1 for 10 consecutive trading days prior to the date of such notice. The company has sold a total number of approximately 4,000,000 shares of common stock in the nine months ended June 30, 2003 through the private placement and through investment letters to accredited investors.

NOTE 5 - GOING CONCERN

In the quarter ending June 30, the corporation made two significant
Acquisitions that will directly impact the going concern and the business plan of the company moving forward in an positive financial direction. As compared to last quarter, the revenue increased 4500% which will directly impact the companies ability to operate. In addition, one of the acquisitions has guaranteed government contracts in excess of $1,000,000. The core IceWEB E-Learning business also continued to grow in the quarter.

These events in total have reduced the overall losses in the company for the year to $100,253, a 190% decrease as compared to last year. The two acquisitions also provide additional technical resources and product certifications that are key to growing the core software business.

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

NOTE 6 - CHANGE IN ESTIMATE

During the quarter ended June 30, 2003, the Company recognized approximately $90,018 in reduced expenses. This reduction in expenses related to 2002 accrued payroll which were either forgiven or settled for less than the original amount.

NOTE 7 - NEW PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends Statement No. 133 to clarify the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The requirements of this Statement apply to issuers' classification and measurement of freestanding financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003.

NOTE 8 - SUBSEQUENT EVENT

On August 15, 2003, the Company entered into a verbal agreement with two related parties to issue 450,000 shares of common stock as satisfaction of a related party note payable of $97,000.

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

Critical Accounting Estimate

Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting estimates or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Plan of operation

In June 2003, Iceweb acquired Interlan, Inc., a computer hardware re-seller and Seven Corporation, an IT consulting firm. Both companies provide ideal cross marketing opportunities and financially strengthen Iceweb's operations.

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

Markets for Products and Services

Iceweb currently has customers in the training, corporate communications and advertising/marketing segments. We focus on e-learning solutions while continuing to support the other segments. Our acquisition of Seven has enhanced our service sector capitability.

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

Technology

The majority of Iceweb's applications are based on client-server technology. The authoring and content management application software has been developed using a combination of C++, ColdFusion, Javascript, ASP, VBscript, Java, and Flash. Since a majority of the processing is done on our server network, the author only needs a browser to produce and manage presentations. This keeps the need for desktop processing power to a minimum and allows for future development of enterprise solutions that can be hosted within a customer's network. With the acquisition of Interlan, we have extended our range of products to include computer hardware.

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

The company launched an Online Learning portal, www.learningstream.com in the second quarter. To date, it has sold over 300 courses online, has 175 available classes and been resold under OEM license agreements to 3 customers. Learningstream.com provides an outlet for customers to sell their online classes. Iceweb will manage the e-commerce aspects and provide payments to the course owners, in exchange for a percentage of the revenues. We will include content that we have produced for our customers as well as existing online content, or video content that we can convert for Web use. The technology to support and manage this portal is already in use, as we are currently providing these services for Fred Pryor Seminars.

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

Results of Operations

Consolidated Net revenues - for the nine months ended June 30, 2003, we generated revenues of $628,496, compared to $171,665 the comparative period in 2002, an increase of $456,831 and 266%. Sales for the three months ending June 30, 2003 were $595,631, compared to $30,493 for the three months ending June 30, 2002, an increase of $565,138 and 1853%. The primary reason for this increase was the acquisitions of Interlan and Seven and the continued growth in our marketing and sales strategy to build our business around the E-learning Space. In addition our web portal www.learningstream.com has added revenues via online classes and license agreements. For the 3 month period and the nine month period ending June 30 ,2003, Interlan and Seven generated revenues in the amounts, respectively, of $434,607 and $86,670.


Marketing and Sales - our sales and marketing expense consists of personnel costs, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows. Marketing and sales costs decreased from $72,283 for the three months ended June 30, 2002 to $10,683 for the three months ended June 30, 2003, a decrease of $61,600 or 85%. Marketing and sales costs decreased from $188,134 for the nine months June 30, 2002 to $16,018 for the nine months ended June 30, 2003, a decrease of $172,116 or 91%. This decrease was the result of continued realignment of our sales and marketing personnel, commission expenses and marketing programs.

General and administrative expense - our general and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and corporate governance and compliance. General and administrative expense decreased from $372,223 for the nine months ended June 30, 2002 compared to $231,721 for the nine months ended June 30, 2003 a decrease of $140,502 or 38%. The primary reasons for this decrease was a change in estimate for certain expenses that resulted in a reduction of expenses of approximately $90,000 during the three and nine months ended June 30, 2003. The decrease is also the result of a reduction in rent expense, personnel costs, and other fixed expenses. This also represents our success in operational efficiency initiatives to streamline work processes to permanently reduce the Company's overall cost structure.

Overall, our loss per share was $.00 for the nine and three months ended June 30, 2003 as compared to a loss per share of $(.02) and $(.01) per share for the nine and three months ended June 30, 2002, respectively. We don't expect our loss per share to increase in the 4th quarter.

We believe that the company can sustain operations with the consistent revenue generated from the operations of the company. The company will require additional capital to continue Research and Development, Acquisitions and Marketing programs. There are no assurances that we will be able to obtain the additional capital in which event our future operations would be materially and adversely affected.

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

Planned Sale of Stock

The Chairman and CEO is planning to file a 10B5-1 stock plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

         Exhibit 31.1      Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2      Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

         (b) Reports on Form 8-K None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Company.


                                        IceWEB, Inc.


DATED:  August 14, 2003                 By: /s/ John R. Signorello
                                            --------------------------------
                                            John R. Signorello
                                            Chairman and Chief Executive Officer
                                            (Principal Executive, Financial and
                                            Accounting Officer)