Form 10KSB
period 2003-09-30
ICEWEB COMMUNICATIONS INC
filed 2004-01-15
CIK 1097718

________________________________________________________________________________

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-27865

                               ICEWEB INCORPORATED

                 DELAWARE                                  13-2640971
         (STATE OF INCORPORATION)                          (I.R.S. ID)

                620 HERNDON PARKWAY, SUITE 360, HERNDON, VA 20170
                                 (703) 964-8000

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $1,681,504

The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2003 was $14,440,351. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the reported last price of shares traded on the National Quotation Bureau on September 30, 2003.

The number of shares outstanding of the registrant's common stock as of September 30, 2003 was 36,100,878.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]
________________________________________________________________________________

                               ICEWEB INCORPORATED

                                   FORM 10-KSB

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

INDEX


PART I

Item 1.  Description of Business.............................................. 4

Item 2.  Description of Property..............................................10

Item 3.  Legal Proceedings....................................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................10


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............11

Item 6.  Management's Discussion and Analysis or Plan of Operation............11

Item 7.  Financial Statements.................................................14

Item 8A. Controls and Procedures..............................................25


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act....................26

Item 10. Executive Compensation...............................................27

Item 11. Security Ownership of Certain Beneficial Owners and Management.......28

Item 12. Certain Relationships and Related Transactions.......................28

Item 13. Exhibits and Reports on Form 8-K.....................................28

Item 14. Principle Accountant Fees and Services...............................29

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as: our high level of indebtedness and ability to satisfy the same, our history of unprofitable operations, the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects, the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products, changes in economic conditions specific to any one or more of our markets, changes in general economic conditions, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements, and the other factors and information disclosed and discussed in other sections of this report. Investors and shareholders should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  Description of Business

GENERAL

IceWEB, Inc. ("ICEW" or the "Company") was founded in April 2000. Our mission is to enable government and organizations to independently manage, create, publish and deliver content easily and affordably using our software and service products. Our current suite of Software products are scalable and can be implemented on any website.

IceWEB also provides consulting services and product support services on a project-by-project basis. Our software products and consulting services enable organizations to reduce time and effort by converging knowledge based information with easy to manage websites and e-learning portals. Our products and services are centered on knowledge based support.

In April 2002, the company successfully completed a reverse merger and began trading publicly on the OTCBB under the Trading Symbol "ICEW".

There has been no bankruptcy, receivership or similar proceeding with respect to the Company.

BUSINESS OF ICEWEB

The vision of the company upon its formation was to create an Internet based platform that would allow small to medium sized businesses to organize, manage, publish, and author content over the web. Today, we have developed and our offering this platform which we call IceWEB CMS(TM).

Like most startups the company's business plan has continued to evolve. Precarious economic conditions dictated a management change in direction to acquire stable, cash flow positive businesses in the short term, providing for an opportunity to grow in the knowledge support area upon economic recovery.

         o In June of 2001, we acquired the assets of LearningStream, Inc. in a liquidating chapter 11 bankruptcy. LearningStream was considered to be at the forefront of the e-learning interactive content movement, known today as Internet II. The acquisition provided an immediate entry into the interactive e-learning space. Assets from the acquisition include, but are not limited to, proprietary software assets, website assets and fixed assets.

         o In August of 2002, IceWEB acquired two companies, Interlan Communications and The Seven Corporation. The acquisitions provided immediate revenue, positive cash flow and significant contracts

         o On October 5, 2003, IceWEB acquired the software ownership rights and customers of Iplicity, Inc. of Virginia.

IceWEB today offers a comprehensive branded network of online training, CMS and integration products and services to consumers and businesses.

PRODUCTS

We revised our product and service offering for Fiscal year 2004. The changes in our product and services are designed to provide management with a comprehensive financial view of our core business; promote better cross pollination of strategies and objectives between development, sales, marketing, and service organizations and guide strategic planning efforts to meeting key corporate objectives of profitability and growth.

IceWEB CMS 2.4 is a complete content management software platform, complete with four management applications, more than nine modules, and a series of complimentary services that allows users inside of any organization to manage, update, control and publish new content for websites, at anytime anyplace. The technology is based on open source architecture and can run in any operating environment such as Linux or Microsoft NT.

LearningStream.com is our online business education portal that currently offers online classes geared for mid-level managers to update their management and project skills.

E-Course Engine Toolsuite is our e-learning author and publishing tool. It allows our internal software engineers as well as outside customers to develop web enabled learning content anytime anywhere with access to a web browser. The engine has several parts built into it, such as online testing and certification, surveys and polling, video and audio dynamic synchronous interchange, 508 government compliance, availability in a managed or hosted environment.

Miracle 2.0 ( formerly known as IceSHOW) is our online synchronization/dynamic multimedia platform technology. It allows anyone in the world at anytime to logon to our Network and create, author and publish content. It includes online, secure, pay-per-view registration, hosting and delivery and synchronization of audio and video.

IceSLIDE is a downloadable software product aimed at the marketing and graphics community. The product converts Microsoft PowerPoint slides into Macromedia Flash files on the fly. The product eliminates hours of conversion in minutes, by transforming Large PowerPoint files into small vector based Flash files. The decrease in file size makes it easier to use over the web.

Hosted Messaging: IceWEB is developing a product offering named IceMAIL, which will provide a hosted groupware (email, shared calendaring, and contact management) solution to customers with no initial implementation costs and low monthly subscription fees. This offering will provide users all of the advanced features of Microsoft's Exchange 2003 and Outlook 2003 via the Internet and even to their wireless PDAs--for just pennies per day.

Outsourced Network Operations: IceWEB is developing a network operations capability that will enable us to provide hosted content, network management, monitoring, and problem resolution of computer and communications problems to remote customer networks. Customers no longer need to implement an expensive network operations center of their own, and instead can now leverage our technical expertise and cost effective managed/outsourced network and security operations center.

Staffing Support/Maintenance Services: We provide engineering and technical support to both government and commercial organizations. These services include everything from security and network analysis to full network technology refreshment and deployment. Our engineers are trained and certified by companies in the industry including Microsoft, Cisco Systems, Sun Microsystems, RSA Security, and Sonicwall Incorporated. We provide our customers with the support and maintenance to ensure that a solution is deployed correctly and continues to operate efficiently into the future.

MARKET AND TRENDS

The market for Knowledge Content and the management of that content is exploding. Thousands of websites are born every day, with new and interactive content created at a staggering pace. Broadband in Corporations has become the standard and the consumer market is following along, albeit a slower pace. While the use of broadband technology started in the entertainment industry, its applications to online learning and corporate communications are rapidly advancing especially in the B2B space. Tools for dynamically authoring and publishing Rich Media have ignited a wave of technical opportunities, known today as Internet II. Wireless devices and PDA's are beginning to transfer digital images and sounds. Colleges are now offering degrees online and Skills Colleges are offering accreditation online.

According to varying sources the market space for IceWEB products and services is somewhere between $20 and $50 billion. Our goal is to achieve 1% market share within five years or roughly $200 million in revenue.

IceWEB has identified a market vortex in small to medium sized businesses that rely on their website for sales, image, information, training etc. There are an estimated 78,000,000 small to medium sized websites around the world that are potential IceWEB users.

SALES AND MARKETING

Direction: As with most companies, we sell our products primarily through our direct sales force and online website. We intend to expand our indirect sales channel through additional relationships with systems integrators, value-added resellers and original equipment manufacturers, and we generate leads through search engine optimization. Our fiscal 2004 marketing plan includes Radio and print advertising, Webinars, Seminars and Tradeshows, Direct Mail, Email campaigns and customer-centric newsletters, Public Relations, as well as online Pay Per Click venues such as Overture, Google, and KnowledgeStorm. We also generate leads from a variety of sources, including businesses seeking partners to develop Web-based applications. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews.

Online Community Outreach: Web forums, chat rooms, user groups will be marketed to online. Online communities are a critical component to "Buzz" marketing. Our low end products will be used as "freeware" to gain early adoption in the marketplace. Loss leaders for our training classes are also being used to open doors in large government and commercial customers. Additional relationship marketing and community building methods to be used include; the use of events bulletin boards and expert discussions, online surveys and questionnaires to gather valuable feedback and encourage customer communications, the creation and seeding of focused user groups, adopting a charitable cause, initiating a referral program, building membership communities and services that revolve around IceWEB's offerings, and the development and support of customer evangelists that promote, and are promoted by IceWEB's products.

Partnerships: Established partnerships with major industry vendors will add value and distribution for our products.

Software Provider Channel (SPC): Currently, there are three corporations that utilize core IceWEB technology. There are licensing agreements in place that are starting to generate small revenue streams. The "SPC" is origin to a significant source of revenue since the most provider sales and marketing efforts are vertically focused. The channel providers are utilizing IceWEB Technology to brand and market their own line of products

LearningStream.com User Interface (LUI): IceWEB has successfully sold hundreds of classes online. A need for subject matter experts and instructional designers has been identified. Similar to users of EBAY, these users can take their content and at anytime logon to LearningStream to create and publish a course. The course will have to pass scrutiny and upon acceptance by LearningStream staff will be published to the site for commerce sale. The goal is to have anyone in the world be able to find the pertinent information on any related topic. There is an abundance of free information on the Internet today, but specific subject matter is always a premium. Businesses and consumers are willing to pay for information. Once again, leveraging a user community can extend IceWEB reach.

We use a variety of marketing programs to build market awareness of our brand name, our products, and us as well as to attract potential customers for our products. A broad mix of programs are used to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, advertising, direct marketing and relationship marketing programs, seminars, trade shows and speaking engagements. Our marketing organization also produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

STRATEGY

The ultimate users of IceWEB's products and services are organizations in both the public and private sectors with large, dispersed audiences of customers, employees, or partners. IceWEB reaches these "users" directly with its own sales organization and through "Strategic and Channel Partners" who resell IceWEB services and standard products.

Brand Name Recognition: The time is now to propel IceWEB into a brand name! Strategically, IceWEB will need to syndicate a funding round in the first calendar quarter. The funds will be used to market the products worldwide via the web, direct mail, TV, radio, seminars, mail campaigns and expo events.

At the core of the strategy will be to undercut the pricing model of the competitors while delivering a high value, and a higher return on investment for our customers.

Customer Delight: While most companies struggle to develop, and then keep customer relationships strong, we are employing a series of relationship marketing and community building procedures that will be used to strengthen our customer relationships and extend the average lifetime value of our customers and in the process, decease our marketing costs for new customer acquisitions, and increase our total revenue per customer.

Strategic Mergers/Acquisitions: The company plans to grow through an acquisition strategy whereby we can merge with similar companies that can migrate content to our platform. There is a current trend in our sector and we intend to participate where it makes sense relative to our planned sales growth and ultimate objective to increase our shareholder equity.

STRATEGIC ADVANTAGES

Originally, IceWEB's software gave the Company a competitive edge when creating custom solutions for its customers. Now, the software has been rewritten as a Web-based platform and made available to anyone who wants to manage, create & deliver rich-media content and e-learning courses. Thus, IceWEB's selling advantage is making this technology available and affordable to open up the world of independent web management and publishing for any organization. And, because IceWEB's products are relatively inexpensive, easy to understand, sell and use, they lend themselves to distribution by third parties such as audio/video production companies, business centers and hosting/delivery vendors. Our unique channel program allows for the resale of all IceWEB software products.

Internal Method of Ownership Acknowledgment: IceWEB employees utilize our software to generate leads, sales, demos and references. Our websites all run on IceWEB CMS and our training resides on our intranet education portal. Simply put, we are strategically using our own products to grow our business.

Content Management/E-learning Merger: Part content management platform and part e-learning tool suite, our platform allows IceWEB to combine the best of breed features and benefits of IceWEB CMS and E-Course Engine Toolsuite.

IceWEB ONLINE/IceWEB INTEGRATION: Implementing solutions requires technical expertise between hardware and software. We cross-pollinate resources to better serve our customers.

No Secured Debt: The Company has no secured debt.

TECHNOLOGY

2003 was a positive year for IceWEB technology. IceWEB launched more customers on Miracle 2.0 and IceWEB CMS in 2003 than in the two previous years combined and effectively quadrupled the number of customers using our products over the previous two years. 2003 also saw the release of IceWEB CMS 2.1, 2.2, and 2.3. With these 3 releases IceWEB CMS made great strides on several fronts, including usability, stability, overall quality and most importantly scalability of our products. Scalability of IceWEB CMS has been tested with real world customer deployments, and has provided us with positive validation of our engineering design objectives. IceSHOW, our e-learning product was also improved and stabilized in the 4th quarter with a focus on tighter product integration scheduled for the first and second quarter of 2004.

2003 was also a favorable year in terms of deployment. In addition to a steep rise in the number of deployments per quarter, the time to deploy a web presence within an enterprise or on the Internet was dramatically reduced. Deployment operations that took one to two weeks in prior years now take a few hours. By improving internal processes to gain efficiencies and building several tools internally to automate manual and time intensive tasks, IceWEB engineering has accomplished all its goals for 2003 and in many respects exceeded its objectives.

Outlook 2004

Building on our performance in 2003, the future of IceWEB's product strategy comprises 3 key objectives:

         o        Usability: Ease of use.

         o Integration: Tighter integration of our core products IceWEB CMS and IceSHOW to form one comprehensive product suite.

         o        Scalability: Automated tools.

USABILITY

In the first quarter of this year we plan to launch IceWEB CMS 2.4. This version of IceWEB CMS takes a major step forward in terms of usability by eliminating several complexities that exist in previous versions of the product. Version 2.4 also introduces several key features such as workflow, tested implementations on multiple database back-ends and a much improved user interface. 2.4 is on schedule to begin beta testing in early January.

INTEGRATION

Following the release of 2.4, will be 3.0. 3.0 is currently scheduled for release in mid to late June 2004. IceWEB CMS 3.0 will unify IceWEB CMS and E-Course Engine to create one product from the end user perspective. 3.0 will provide the end user with powerful tools to not only manage text but also rich media in "a what you see is what you get" or WYSIWYG environment. IceWEB CMS 3.0 will provide a comprehensive rich media content management system coupled with modules for e-learning, content management and enterprise wide portal deployment features, in a single turnkey solution.

SCALABILITY

IceWEB's view of scalability is not only the scalability of its technology but also the ability of its technology to scale the business. By this we mean, how quickly can we deploy new customers on our product? Building on our strong reliance on internal tools, IceWEB engineering will focus on building plug-ins to current 3rd party web development tools, such as Macromedia Dreamweaver, Homesite and others. By providing integrations and tools that plug into these 3rd party tools, we can extend the powerful IceWEB back-end services into small, medium and large enterprises with minimal effort. Deployment of our products will be greatly improved by creating powerful new custom tags for developers, a comprehensive software development kit, and a complete set of developer documentation.

In 2004 we plan to greatly improve our current technology in terms of features and usability. However, our key objective is to scale the product by providing 3rd party developers and value added resellers with the ability to deploy new websites, intranets and portals using IceWEB CMS.

The majority of IceWEB's applications are based on client-server technology. The authoring and content management application software has been developed using a combination of C++, ColdFusion, Javascript, ASP, VBscript, Java, and Flash. Since a majority of the processing is done on the server the client only needs a browser to author and manage their web content. In addition, ICEWEB has developed a proprietary desktop product called IceSLIDE(TM) for automatic batch conversion of PowerPoint slides directly into Flash. IceWEB also uses IceSLIDE(TM) technology in IceSHOW(TM) to convert slides after they have been synchronized with the media stream. IceWEB's software is designed for Microsoft's Windows Operating Systems and applications that use Microsoft's SQL 7 database software.

All IceWEB's products utilize its original technology in one form or another. By leveraging the code of existing products, IceWEB uniquely decreases new product development costs, shortens time to market and is therefore able to realize new revenues from new products quickly.

IceWEB CMS 2.4 is available in a hosted or enterprise version. The platform allows web users to dynamically update content. Our proprietary WYSIWYG editor takes the guessing out of authoring and publishing new content.

E-Course Engine Suite - is a unique multimedia creation and delivery platform. IceSHOW's powerful feature set and intuitive viewer interface are designed for ease of use - offering great flexibility and convenience to non-technical users. In addition, by delivering the product via an Application Service Provider (ASP) model with bundled storage, delivery and support services, IceSHOW(TM) enables the user to transform existing videos and slides into rich-media presentations over the Internet. Anyone with encoded media and MS PowerPoint slides can publish a multimedia presentation over the Internet within a matter of minutes at an affordable price using IceSHOW(TM). A "wizard" literally steps users through the process of uploading and converting existing media components, then stitching them together seamlessly. There are options for adding a branded interface and other interactive elements as well. Taking only minutes to complete (depending on the presentation length), the resulting show is ready for distribution via the Internet or an intranet.

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

LearningStream.com - is a pay-per-view online training site for business professionals. IceWEB provides the hosting and streaming and shares the generated revenue with the course content providers. Business professionals can choose among many different subjects such as making presentations, managing people and learning software applications from training developers such as Fred Pryor Seminars, CareerTrack and Evelyn Woods.
Services

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

PRIMARY RISK FACTOR

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

EMPLOYEES

As of September 30, 2003, IceWEB employed a total of 40 employees, all of whom work full-time. IceWEB has no collective bargaining agreements with any unions and believes that the overall relations with its employees are satisfactory.

ITEM 2.  Description of Property

IceWEB leases approximately 6,933 square feet of office space on a two-year lease that ends on April 30, 2004 for an average of approximately $6,933 per month through December 2003. The Company has renegotiated its lease at its current location for $4,500 per month starting January 10, 2003 and ending on December 31st, 2003. IceWEB believes that these facilities are adequate to meet current and foreseeable requirements and that suitable additional or substitute space will be available on commercially reasonable terms if needed.

The company also leases 2,000 square feet of office space that ends on October 31st, 2004 on 1455 Pennsylvania Ave. NW Washington DC. The price per month is $2,100.

ITEM 3.  Legal Proceedings

The Company is not involved in any pending legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company has submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Our common stock is traded on the OTCBB under symbol ICEW. On September 30, 2003, there were 476 registered holders of record of our common stock. The high and low common stock prices per share were as follows:

QUARTER ENDED
                                    DEC. 31   MAR. 31   JUNE 30  SEP. 30   YEAR
                                    -------   -------   -------  -------   ----
FISCAL 2002
COMMON STOCK PRICE PER SHARE:
High ............................... $3.80     $0.80     $0.53    $0.16
Low ................................ $0.60     $0.07     $0.16    $0.11
________________________________________________________________________________

FISCAL 2003
COMMON STOCK PRICE PER SHARE:
High ............................... $0.23     $0.21     $0.31    $0.44
Low ................................ $0.10     $0.10     $0.09    $0.19
________________________________________________________________________________

As of September 30, 2003, the Company had 36,100,878 shares of Common Stock issued and outstanding with a par value of $0.001 per share. Quotations above reflect reported historical quotes obtained from Bigcharts.com and Yahoo.com, without retail markup, mark down or commission, and may not represent actual transactions.

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

RECENT SALES OF UNREGISTERED SECURITIES

Between September, 2002, through May, 2003, the Company under Rule 506 of Regulation D sold 2,395,000 shares of common stock at a price of $.10 per share. Thereafter, between June, 2003, through November, 2003, the Company also sold under Rule 506 2,950,000 shares of common stock at a price of $.083 per share. No underwriters or placement agents were used in connection with these offerings.

ITEM 6.  Management's Discussion and Analysis or Plan Of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

During the last quarter of the Fiscal Year, the company made isolated sales to accredited investors of shares of our common stock. The company raised a total of $245,000 pursuant to individually negotiated agreements with accredited investors who were sophisticated, had access to relevant information about IceWEB and acquired these shares for investment.

IceWEB markets proprietary software products and integration services. The software's first version began shipping in 2001. The company also launched an e-learning site in 2002. Prior to this year the company had significant problems generating revenue and was forced to scale the company back after September 2001. In 2003, the business of IceWEB started on an upswing. We acquired two companies that immediately provided positive cash flow from contracts stemming from two large customers. We do not believe the contracts are in jeopardy but the loss of those contracts could impair our positive momentum. In the past we incurred substantial operating losses. A substantial part of the losses was acquired from prior acquisitions and the reverse merger in 2002. The company currently is operating at break even but will need additional outside funding to sustain the current growth. The company believes with additional financing, increased sales and marketing and a release of the next version of software, it will be able to generate positive cashflow. Over the course of the year, expenses were in line with budget, and expect to be in line again in 2004.

We have been the subject of a going concern opinion from our independent auditors.

Our independent auditors have added explanatory paragraphs to their audit opinions issued in connection with the 2003, and 2002 financial statements which states that our Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Net revenues - for the year ended September 30, 2003, the Company increased revenue 766% to $1,681,505 compared to total revenue of $194,201 for the year ended September 30, 2002. Several factors contributed to the sales growth, including adding additional business through acquisitions.

Cost of revenues - our cost of revenues consists of costs related to project management services, technical personnel, benefits for the personnel, hosting and delivery platform. Our cost of revenues as a percentage of total revenues increased 42%to $1,264,338 from $63,711 in 2002. This was primarily due to increase in sales from acquisitions.

Marketing and Sales, General and Administrative expense - our SG&A expenses decreased to $675,591 from $852,868 in year ending September 30, 2003. The decrease in expenses can be attributed to a reduction in non-performing personnel as well as cost efficiencies created through acquisition.

Income taxes - because we incurred net operating losses in the year ended September 30, 2003, we paid no federal, state or foreign income taxes in that period. We have also not recognized any tax benefits for the related tax operating loss carry forwards and may not until we conclude that such benefits will be utilized.

Overall, our loss per share was $(.00) for the fiscal year ended September 30, 2003 compared to $(.03) for the same period in 2002. The lower loss per share in 2003 is due primarily to increase in sales and profit.

As we continue to implement our plan of operation, we expect general and administrative expenses to remain nearly flat and actually decrease as a percentage of sales due to the process efficiencies we have already put in place.

In order for the company to continue its current exponential growth rates and secure market position, the company will need to raise additional capital. There are no assurances that the company will obtain the additional capital.

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

ITEM 7.  Financial Statements

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of IceWEB, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of IceWEB, Inc. and subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IceWEB, Inc. and subsidiaries as of September 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Daszkal Bolton LLP

Daszkal Bolton LLP
Boca Raton, FL
January 14, 2004

ICEWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                        2003           2002
                                                        ----           ----

Revenue ..........................................  $  1,681,505   $    194,201

Cost of revenues .................................     1,264,338         63,711
Gross Profit .....................................       417,467        130,490

Operating Expenses:
    Selling Expense ..............................        20,104        255,593
    General and Administrative ...................       655,487        597,275

         Total Operating Expense .................       675,591        852,868

Operating Loss ...................................      (258,424)      (722,378)

Change in Estimate ...............................       183,316              0
Interest Income ..................................             8              8
Interest Expense .................................       (30,744)        11,340
Loss of Disposal of assets and goodwill impairment             0         18,215
________________________________________________________________________________

Net Loss .........................................      (105,844)      (751,925)
________________________________________________________________________________

Loss per share ...................................          (.00)          (.03)

Weighted average shares
Outstanding basic and diluted ....................    31,900,467     27,067,776

See accompanying notes to consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND 2002
                                                       2003            2002
                                                       ----            ----
Current Assets:
     Cash and cash equivalents .................    $   104,314     $     9,010
     Accounts receivable, net ..................        316,671          13,470
     Prepaid expenses ..........................            938               0
________________________________________________________________________________

         Total current assets ..................        421,923          22,480

Property and equipment, net ....................         51,257         116,707

Other assets:
     Goodwill ..................................        174,866               0
     Deposits ..................................         12,665           9,533
     Due from related parties ..................         65,499               0
________________________________________________________________________________

         Total other assets ....................        253,030           9,533


________________________________________________________________________________

Total assets ...................................    $   726,209     $   148,720
________________________________________________________________________________


Liabilities and stockholders' deficit

Current Liabilities
     Accounts payable ..........................    $   377,345     $   368,182
     Accounts payable - related party ..........         98,000               0
     Accrued Expenses ..........................        109,311          17,611
     Deferred revenue ..........................         13,415             495
     Note payable - related party ..............        370,266         576,341
________________________________________________________________________________

Total Current Liabilities ......................    $   968,337     $   962,629
________________________________________________________________________________

Stockholders' deficit:

Common stock, par value $.001
 100,000,000 shares authorized 36,100,878
 and 30,112,878  issued and
 outstanding, respectively .....................         36,101          30,113
Additional paid in capital .....................      2,283,704       1,612,066

Accumulated deficit ............................     (2,561,932)     (2,456,088)

Total stockholders' deficit ....................       (242,128)       (813,909)
________________________________________________________________________________

Total liabilities and stockholders' deficit ....    $   726,209     $   148,720
________________________________________________________________________________

See accompanying notes to consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                           Common Stock          Additional    Accumulated
                                       Shares        Amount   Paid in capital    Deficit          Total
                                     ----------     --------  ---------------  -----------      ---------
Balance at September 30, 2001 ...... 24,310,400     $ 24,310     $1,551,381    $(1,704,163)     $(128,472)
Contributed capital ................          0            0            128              0            128
Common stock issued in reverse
  merger ...........................  5,128,100       $5,128        $(9,115)             0      $  (3,987)
Common stock issued ................    674,378         $675        $69,672              0      $ 70,3466
Net loss for the year ..............          0            0              0    $  (751,925)     $(751,925)

Balance at September 30, 2002 ...... 30,112,878     $ 30,113     $1,612,066    $(2,456,088)     $(813,909
                                     ==========     ========     ==========    ===========      =========
Common stock issued ................  4,770,000        4,770        417,230              0        422,000
Equity issued for services .........    168,000          168         48,992              0         49,160
Common stock issued in
  satisfaction of liabilities ......    550,000          550        109,915              0        110,465
Common stock issued in
  acquisitions .....................    500,000          500         95,500              0         96,000
Net loss for year ..................          0            0              0       (105,844)      (105,844)

Balance at September 30, 2003 ...... 36,100,878     $ 36,101     $2,283,704    $(2,561,932)     $(242,128)
                                     ==========     ========     ==========    ===========      =========

See accompanying notes to consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                      2003        2002
                                                                                      ----        ----
Operations
     Net loss ..................................................................   $(105,844)   $(751,925)
     Adjustments to reconcile net loss to net cash in operating activities:
     Depreciation and amortization .............................................      95,242      116,855
     Loss on disposal of assets and goodwill impairment ........................           0       18,215
     Changes in operating assets and liabilities, net of effects from acquisition: (Increase) decrease in:
     Accounts receivable .......................................................    (303,201)      81,741
     Prepaid expenses ..........................................................        (938)       1,751
     Deposits ..................................................................      (3,132)      (7,986)
     Increase (decrease) in:
     Accounts payable ..........................................................       9,163      261,339
     Accrued expenses ..........................................................      91,700      (37,547)
     Deferred revenue ..........................................................      12,920      (40,549)
_________________________________________________________________________________________________________

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES: ...........................   $(204,090)   $(358,106)
_________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid in acquisition ..................................................           0       (3,987)
     Purchase of property and equipment ........................................     (40,763)      (8,921)
     Proceeds from disposal of property and equipment ..........................           0       10,000
     Purchase of intangibles ...................................................    (174,866)           0
_________________________________________________________________________________________________________

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES ............................    (215,629)      (2,908)
_________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
     (Payments on) Proceeds from line of credit ................................    (206,075)     (73,382)
     Payments to related party .................................................     (54,528)           0
     Proceeds from related party ...............................................      98,000      357,448
     Contributed capital .......................................................     677,626       70,474
_________________________________________________________________________________________________________

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES ............................   $ 515,023    $ 354,540
_________________________________________________________________________________________________________

NET INCREASE IN CASH ...........................................................      95,304       (6,474)

CASH AND EQUIVALENTS - beginning of year .......................................       9,010       15,484
_________________________________________________________________________________________________________

CASH AND EQUIVALENTS - end of year .............................................     104,314        9,010
_________________________________________________________________________________________________________

Cash paid for interest .........................................................           0            0


See accompanying notes to consolidated financial statements

ICEWEB, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

Note 1 - Summary of Significant Accounting Policies

(a)      Description of business

         IceWEB Incorporated. (the "Company") was originally incorporated in Virginia in March 1996, and then was reincorporated as IceWEB, Inc. in Delaware in September 2001. The Company first operated as a full service provider of computer systems and professional services to corporate businesses and to the federal government under a General Services Administration (GSA) schedule contract for computer systems and peripherals. The Company acquired the assets of LearningStream, Inc. in June 2001, which coincided with the transition of the Company's business model to focus on e-learning. In March 2002, the Company executed a reverse merger with Disease Sciences, Inc. and began trading publicly on the OTC Bulletin Board. Under the agreement, the former business of Disease Sciences will be separated from the post merger company. The Company filed the required documents to record the merger and change the name to IceWEB, Inc. with the Delaware Secretary of State in September 2002.

         All common stock amounts in the financials statements as of September 30, 2003 and 2002 have been restated to reflect the reverse merger occurring in March 2002, as disclosed in Note 10.

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

(d)      Earnings Per Share

         The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.

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

(h)      Intangible Assets

         Trademarks were acquired in September 2000. They are recorded at cost and are amortized using the straight-line method over 5 years. The Company continually reviews its intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected future operating cash flows are lower than the carrying value. As of September 30, 2003 and 2002, $0 and $10,435 was recorded as an impairment loss on the trademark asset.

(i)      Amortization of Goodwill

         Goodwill represents the amount by which the purchase price of a business acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting. The Company assesses whether its goodwill and other intangible assets are impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. The Company Has not amortized or recognized any impairment of goodwill during the year ended September 30, 2003 or 2002.

(j)      Recent Accounting Pronouncements

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

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The requirements of this Statement apply to issuers' classification and measurement of frestanding financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003.

         On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities "VIE" and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46 will be fully adopted in the third quarter of 2003. The Company does not believe the adoption of this standard will have a material impact on its financial reporting.

(k)      Reclassifications

         Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


Note 2 - Property and Equipment

Property and equipment consist of the following:

                                                  2003          2002
                                                  ----          ----

         Computer equipment .................   $ 186,604    $ 159,813
         Computer software ..................      99,615       96,615
         Furniture and fixtures .............      19,195       19,195
         Vehicles ...........................           0        3,600
         Leasehold improvement ..............           0            0
         Total property and equipment .......     305,414      279,223
         Less: accumulated depreciation .....    (254,157)    (162,516)
         Property and equipment, net ........   $  51,257    $ 116,707

Depreciation expense for the years ended September 30, 2003 and 2002 was $95,242 and $116,855 respectively.

Note 3 - Operating Leases

The Company leases facilities in Herndon, VA for office space and developmental work through April 2004 . Durign 2003, the Company renegotiated its existing lease at its current location. Total rental expense for the years ended September 31, 2003 and 2002 was $49,875 and $25,056, respectively. . The Company also leases facilities for one of its subsidiaries at $2,100 per month. This lease continues through December 31, 2004. The minimum lease obligation for the next five fiscal years is:

                          Fiscal Year        Amount
                          -----------        -------
                             2004            $68,752
                             2005            $ 6,300

The Company has sub-leased a portion o fits premises beginning March 1, 2003 through December 31, 2003, for a monthly payment of $4,000. As of September 30, 2003, revenues includes $28,000 of sub-lease rental income and deferred revenue includes $12,000 representing sub-lease income for October, November and December 2003.

Note 4 - Accounts Receivable

Accounts receivable consist of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance against accounts receivable has been established. The allowance for doubtful accounts is $500 as of September 30, 2003 and 2002, respectively. Bad debt expense is $0 and $725for the years ended September 30, 2003 and 2002, respectively.

Note 5 - Related Party Transactions

At September 30, 2003, the Company had an accounts payable of $98,000 to an officer of the company under the acquisition agreement with Seven Corporation as disclosed in Note 12.

At September 30, 2003 and 2002, the Company had a note payable to the majority shareholder for $220,266 and $326,341, respectively.. This note payable is due on demand and accrues interest at 12.5% per year.

At September 30, 2003 and 2002, the Company had a note payable to the second largest shareholder for $150,000.

In 2002, the Company borrowed $100,000 from three shareholders. All three shareholders agreed that the notes are non-interest bearing. During the year-ended September 30, 2003, these notes were converted to equity at $1.00/share, resulting in the issuance of 100,000 shares.

Note 6 - Concentration of Credit Risk

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2003 and 2002, the Company had approximately $26,600 and $0, respectively, in excess of FDIC insured limites. The Company has no experienced any losses in such accounts.

Note 7 - Major Customers

Sales to two customers represented approximately 27% and 64% of total sales in September 30, 2003 and 2002, respectively. As of September 30, 2003 and 2002, approximately 31% and 87% of the Company's accounts receivable were due from these two customers.

Note 8 - Income Taxes

As of September 30, 2003 and 2002 , the Company had an unused net operating loss carry forward of approximately $2,387,226 and $1,507,697 available for use on its future corporate federal tax returns. The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. The tax amounts have been calculated using the Company's effective income tax rate resulting from the use of graduated rates.

                                                          2003           2002
                                                          ----           ----
Deferred tax asset:
     Tax benefit of net operating loss carry
     forward .......................................    $ 898,313     $ 837,457
     Tax provision of accumulated depreciation .....       (5,496)      (10,993)
     Tax benefit of allowance for doubtful
     accounts ......................................          273           273
     Tax benefit of accumulated depreciation .......            0             0
     Less:  valuation allowance ....................     (893,090)     (826,737)
Total deferred tax asset ...........................    $       0     $       0

The loss originating in FY 2001 will expire in 2021, the loss originating in 2002 will expire in 2022 and the loss originating in 2003 will expire in 2023. The utilization of the above loss carry forwards, for federal income tax purposes may be subject to limitation resulting from changes in ownership.

Note 9 - Acquisitions

Two companies were acquired in June 2003, Interlan Corporation and Seven Corporation. The Company acquired all of the oustanding stock of Interlan and Seven in exchange for $165,000 in cash, $42,000 paid at closing and $123,000 payable over the next six months and 500,000 shares of Iceweb stock. The total value of cash and stock paid was $261,000, resulting in goodwill recorded of $174,866.

Note 10 - Equity Transactions

The Company had a private placement of up to 3,000,000 units as of September 30, 2002 and the placement was sold out during the year ended September 30, 2003. Each unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a purchase price of $0.60 per share. The Warrants are immediately exercisable and will expire on July 1, 2004. Upon 15 days written notice, the Company may call any Warrant at a call price of $0.001 per underlying share should the common stock trade at or above $1.00 for 10 consecutive trading days prior to the date of such notice. The company has sold 4,770,000 shares of common stock during the year ended September 30, 2003 for $422,000.

On August 15, 2003, notes payble totaling $97,000 plus accrued interest were converted to equity at $0.22/share, resulting in the issuance of 450,000 shares.

During March 2003, the Company granted options to purchase 202,000 shares of common stock to consultants recognizing $16,160 in compensation expense.

Note 11 - Stock Option Plan

During March 2002, the Company adopted the "Management and Director Equity Incentive and Compensation Plan." The maximum number of shares authorized and available under the plan is 10,000,000 shares. Under the terms of the plan, the options expire after 5 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the years ended September 30, 2003 and 2002:

Stock option activity during the period is indicated as follows:

                                 Option Available                     Exercise
                                    for Grant           Options        Price
                                 ----------------     -----------     --------
Balance, September 30, 2001 .....   10,000,000
Granted .........................            -         5,175,000        .20
Exercised .......................            -        (2,000,000)
Forfeited .......................            -        (1,750,000)
Balance, 30 Sep 02 ..............    8,575,000         1,425,000        .20
                                     =========         =========

Granted .........................            -         3,982,000      .08-.40

Forfeited .......................            -        (1,505,000)
Balance, 30 Sep 03 ..............    6,098,000         3,902,000      .08-.40

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

SFAS No. 123 pro forma numbers are as follows for the fiscal year periods ended September 30, 2003 and 2002:
                                                  2003         2002
                                                  ----         ----

         Actual net (loss) ..................   (106,243)     (751,925)
         SFAS 123 Compensation Cost .........     53,238       602,700
                                                --------    ----------

         Pro forma net income (loss) ........   (159,481)   (1,354,625)
                                                --------    ----------

         Pro forma basic and diluted
              Net income (loss) per share ...       (.00)         (.05)

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

         Risk free interest rate ................................    6%
         Expected dividends .....................................    0
         Volatility factor ...................................... 1.97%
         Weighted average expected Life of Options ..............    3

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

Note 12 - Significant Customer Information and Segment Reporting

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

IceWEB's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended September 30, 2003 and 2002 all material assets and revenues of IceWEB were in the United States.

Note 13 - Change in Estimate

During the year ended September 30, 2003, the Company recognized approximately $183,316 in reduced expenses. This reduction in expenses related to 2002 accrued payroll and expenses that were either forgiven or settled for less than the original amount.

Note 14 - Going Concern

The Company's auditors stated in their reports on the financial statements of the Company for the years ended September 30, 2003 and 2002 that the Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern.

For the years ended September 30, 2003 and 2002, the Company incurred net annual losses of $84,894, and $751,925, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that the Company will be able to raise any additional capital.

Note 15 - Subsequent event

On October 4th, 2003, IceWEB acquired the assets of Iplicity, Inc. of Virginia.

ITEM 8A. Controls and Procedures

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

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

 NAME                    AGE    TITLE                     TERM OF OFFICE
 ----                    ---    -----                     --------------
 John R. Signorello      37     Chairman                  Ind
                                Chief Executive Officer   1
                                Director

John R. Signorello has served as Chairman of the Board of Directors and CEO of IceWEB, Inc. since inception. From 1991 until September 1997, Mr. Signorello served as the Chief Executive Officer of STMS -"Solutions That Make Sense" - a private technology company he founded that specialized in computer networks, systems integration and information technology. In September 1997, the company was acquired by Steelcloud (Nasdaq:SCLD), and Mr. Signorello remained as Vice President of Sales and Marketing until November 1998. From 1998 to 2002, Mr. Signorello was engaged as a consultant with several Internet companies. Prior to founding STMS, Mr. Signorello served as a business consultant for Applied Accounting Technology. Mr. Signorello, an accomplished musician, is also a principal in New York City Lights Entertainment. Mr. Signorello received a B.B.A. in Marketing from Radford University in 1989.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

John R. Signorello failed to timely comply with filing of Form 4 for the sale of 200,000 shares in May 2003, which was subsequently filed with the Securities and Exchange Commission.

CODE OF ETHICS

Not recognizing the current desirability to have a code of ethics, the Company has not yet adopted a code of ethics.

ITEM 10. Executive Compensation

The following table sets forth the compensation paid during the last fiscal year to the only executive officer of the Company.

                                                                                 Long Term Compensation
                                                                                 ----------------------
                                      Annual Compensation                   Awards                  Payouts
                                      -------------------                   ------                  -------
                                                                    Restricted   Securities
                                                     Other Annual     Stock      Underlying
                                    Salary   Bonus   Compensation    Award(s)    Options/SARs    LTIP      All other
Name and Principal Position  Year     ($)     ($)         ($)          ($)          (#)         Payouts   Compensation
___________________________  ____   ______   _____   ____________   __________   ____________   _______   ____________
John R. Signorello
Chief Executive Officer
Principal Financial
Officer Director             2001   19,000     0            0               0            0        0            0
                             2002   68,000     0            0         120,000      600,000        0            0
                             2003    5,000     0            0               0      600,000        0            0

The following table summarizes option grants during 2003 to the named executive officer.

                                       Option/ SAR Grants in Fiscal Years 2002 and 2003
                                       ________________________________________________

                                                      Individual Grants

                                      Number of Securities      % Of Total
                                           Underlying          Options/SARS       Exercise
                                           Unexercised          Granted to     Price or Base
                                         Options/SARS at       Employees in        Price       Market Price
         Name                Year          FY-End (#)          Fiscal Year       ($/Share)     Date of Grant  Expiration Date
_______________________      ____     ____________________     ____________    _____________   _____________  _______________
John R. Signorello
Chief Executive Officer
Principal Financial
Officer Director             2001                  0                 0                0              0                0
                             2002            600,000               19%             0.20           0.20         February 2007
                             2003            600,000               21%             0.40            .40         September 2008


                       Aggregate Option/SAR Exercises in Fiscal Year 2003 and FY End Option/SAR Values
                       _______________________________________________________________________________

                            Shares                      Number of Securities Underlying         Value of Unexercised
                         Acquired on        Value         Unexercised Options/SARS at       In-The-Money Options/SARS at
         Name            Exercise (#)    Realized ($)              FY-End (#)                        FY-End ($)
                                                         Exercisable     Unexercisable     Exercisable     Unexercisable
_______________________  ____________    ____________    ___________     _____________     ___________     _____________
John R. Signorello
Chief Executive Officer
Principal Financial
Officer Director           200,000             0           262,000           938,000             0                0

_________

(1) Mr. Signorello was granted options to purchase 600,000 shares at $0.20/each, expiring in February 2007. The options vest with the following schedule: (1) 3% on the date of grant (March 22, 2002), (2) 3% on each monthly anniversary of the date of grant up to the 32nd month and (3) 1% on each monthly anniversary of the date of grant for months 33 to 36.

EMPLOYMENT CONTRACTS

Mr. Signorello does not have an employment contract.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Based on information from the Company's transfer agent, the Company believes that the following individuals/entities hold five percent (5%)or more of the outstanding voting stock of the Company as of September 30, 2003. No other individual or any group is known to the Company to be the beneficial owner of more that five percent (5%) of any class of the Company's voting securities.

 Title of Class    Name and Address                 Amount & Nature       %
 --------------    ----------------                 ---------------       --
 Common Stock      John R. Signorello               18,179,300 Direct     52%
                   620 Herndon Parkway Suite 360
                   Herndon, VA 20170

(b) As of September 30, 2003 all management shareholders of record are shown above in (a). The number of shares of Common Stock owned by all officers and directors as a group (directly or indirectly as of September 30, 2003) is believed by management to be 18,179,300 shares, or approximately 52% of the outstanding shares of Common Stock.

EQUITY COMPENSATION PLANS

                       (a)                        (b)                          (c)
Plan category          Number of securities to    Weighted-average exercise    Number of securities remaining available
                       be issued upon exercise    price of outstanding         for future issuance under equity
                       of outstanding options,    options, warrants and        compensation plans (excluding securities
                       warrants and rights        rights                       reflected in column (a))
___________________    _______________________    _________________________    ________________________________________
Equity compensation         10,000,000                      .21                          6,098,000
plans approved by
security holders

Equity compensation                  0                       0                                   0
plans not approved
by security holders

Total                       10,000,000                      .21                          6,098,000


ITEM 12. Certain Relationships and Related Transactions

At September 30, 2003, the Company had a note payable to John R. Signorello for $220,850. This note payable is due on demand and accrues interest at 12.5% per year.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

EXHIBIT NO.   EXHIBIT
----------    -------

2 Agreement and Plan of Merger (FILED AS EXHIBIT TO CURRENT REPORT ON FORM 8-K ON APRIL 4, 2002, AND INCORPORATED BY REFERENCE)

3.1           Certificate of Incorporation (to be filed by subsequent amendment)

3.2           Bylaws (to be filed by subsequent amendment)

31 CEO and CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 as required by Rule 13a-14(a)

32 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 as required by Rule 13a-14(b).

(b) Reports on Form 8-K

         Acquisition or Disposition of Assets (FILED AS EXHIBIT TO CURRENT REPORT ON FORM 8-KA ON AUGUST 8TH, 2003 for the acquisition of Interlan and The Seven Corporation)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits for the fiscal years ended September 30, 2003 and 2002 were $29,000 and $19,000, respectively.

AUDIT RELATED FEES

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than amounts previously reported in this Item 14 for the fiscal years ended September 30, 2003 and 2002 were $0 and $0, respectively.

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal years ended September 30, 2003 and 2002, were $0 and $0, respectively.

ALL OTHER FEES

There were no other fees billed by our principal accountant for the fiscal years ended September 30, 2003 and 2002, except as provided above.

AUDIT COMMITTEE

Our sole director serves as our audit committee and pre-approved all of the above amounts billed to the Company prior to incurring the expenses associated therewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IceWEB, INC.

SIGNATURE                               TITLE

/s/ JOHN R. SIGNORELLO                  Chief Executive Officer
----------------------                  Principal Financial Officer
John R. Signorello                      Director

Date: January 14, 2004