Form 10QSB
period 2003-12-31
ICEWEB COMMUNICATIONS INC
filed 2004-02-18
CIK 1097718

________________________________________________________________________________

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2003


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                              ____________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,281,924 issued and outstanding at December 31, 2003.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

________________________________________________________________________________

                               ICEWEB INCORPORATED

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2003

                                     INDEX


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................4

         Unaudited Consolidated Balance Sheet as at December 31, 2003..........4

         Unaudited Consolidated Statements of Operations for the
         three months ended December 31, 2003 and December 31, 2002............5

         Unaudited Consolidated Statements of Cash Flows for the
         three months ended December 31, 2003 and December 31, 2002............6

         Notes to Unaudited Consolidated Financial Statements..................7

Item 2.  Management's Discussion and Analysis for Plan of Operations...........8

Item 3.  Controls  and Procedures ............................................12


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................12

Item 2.  Changes in Securities and Small Business Issuer Purchases
         of Equity Securities ................................................12

Item 3.  Defaults upon Senior Securities......................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12


Signatures ...................................................................13

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

PART I

ITEM 1.  Financial Statements

                      ICEWEB INCORPORATED AND SUBSIDIARIES
                                DECEMBER 31, 2003
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                        2003
                                                                        ----
Current Assets:
     Cash ....................................................      $    65,693
     Prepaid Expenses ........................................            2,052
     Accounts receivable, net ................................          666,807
                                                                    -----------
     Total current assets ....................................          734,552

Property and equipment, net ..................................          104,386
Goodwill .....................................................          718,353
Deposits .....................................................           12,665

                                                                    -----------
Total assets .................................................      $ 1,569,956
                                                                    -----------

Liabilities and stockholders' equity

Current Liabilities
     Deferred Revenue ........................................      $    47,575
     Accounts payable ........................................          579,392
     Accrued Expenses ........................................           59,392
     Notes Payable - related parties .........................          459,306
                                                                    -----------
Total Current Liabilities ....................................        1,145,665
                                                                    -----------

Stockholders' equity:

Common stock, par value $.001
 100,000,000 shares authorized,
 38,281,924 issued and outstanding respectively ..............           38,282
Additional paid in capital ...................................        2,918,010
Accumulated deficit ..........................................       (2,532,001)
                                                                    -----------

Total stockholders' equity ...................................          424,291

                                                                    -----------
Total liabilities and stockholders' equity ...................      $ 1,569,956
                                                                    -----------

          See accompanying notes to consolidated financial statements

                      ICEWEB INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)


                                                        2003           2002
                                                        ----           ----

Revenue ..........................................  $  1,525,358   $     19,811

Cost of Sales ....................................     1,002,782          8,121
                                                    ------------   ------------
Gross Profit .....................................       522,576         11,690

Operating Expenses:
    Marketing & Selling ..........................        36,860          8,060
    Research & Development .......................        56,000              -
    General and Administrative ...................       388,809        111,778
                                                    ------------   ------------

         Total Operating Expense .................       481,669        119,838

Operating Income(Loss) ...........................        40,907       (108,148)

Interest (Expense) Income ........................       (10,976)             4
                                                    ------------   ------------
Net Income(Loss) .................................  $     29,931   $   (108,144)
                                                    ------------   ------------

Basic & Diluted Income(Loss) per common share ....  $        .00   $       (.00)

Weighted average common shares outstanding .......    38,190,000     30,309,487


          See accompanying notes to consolidated financial statements

                      ICEWEB INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
           THREE MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)


                                                               2003       2002
                                                               ----       ----

                                                            ---------   -------
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES: .....   (121,480)  (62,967)
                                                            ---------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ..................    (66,679)        0
     Proceeds from disposal of property and equipment ....          0       250

                                                            ---------   -------
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES ......    (66,679)      250
                                                            ---------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from related party .........................     79,538    20,000
     Issuance of Stock ...................................     70,000    30,000

                                                            ---------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES ................  $ 149,538    50,000
                                                            ---------   -------

NET (DECREASE) IN CASH ...................................    (38,621)  (12,717)

CASH AND EQUIVALENTS - beginning of year .................    104,314     9,010
                                                            ---------   -------
CASH AND EQUIVALENTS - end of year .......................     65,693    (3,707)
                                                            ---------   -------


          See accompanying notes to consolidated financial statements

ICEWEB INCORPORATED and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

DECEMBER 31, 2003

Note 1 - Basis of Presentation

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual Report for the year ended September 30, 2003, which is included in the Company's Form 10-KSB for the year ended September 30, 2003. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2 - Acquisitions

On October 4th, IceWEB entered into an Asset purchase agreement with Iplicity, Inc. of VA. The Company purchased software licenses, source code, potential patents and trademarks for a combined stock and cash value of approximately $632,000. (These items are reflected in the Financials as $65,500 for software and $566,487 goodwill.)

Goodwill has been increased by $566,487 due to the Asset Purchase of Ipilicity, Inc and a reduction of $23,000 related to the acquisition of The Seven Corporation.

Note 3 - Related Parties

The Company has a note payable to John R. Signorello, the Chairman and CEO, for $180,000 plus accrued interest of approximately $ 32,000 . Other
Stockholders/Employees have loans totaling $247,306.

Note 4 - Common Stock & Stock Options

The Company sold 650,000 shares to accredited investors for $70,000 exempt from registration pursuant to Section 4(2). The investors were sophisticated and had access to the consolidated financial statements of the corporation. As part of the acquisition agreement with Iplicity the company issued 1,531,046 shares of common stock. The company issued 3,940,996 stock options to employees under the Company's stock option plan.

Note 5 - Stock Options

Stock option activity during the period is indicated as follows:

                                 Option Available                     Exercise
                                     for Grant          Options        Price
                                 ----------------      ---------      --------
Balance, September 30, 2003          6,098,000         3,902,000      .08-.40
Granted                                                3,940,996      .35-.40
Exercised                                               (160,000)         .20
Forfeited                                                      -
                                     ---------         ---------
Balance, December  31, 2003          2,157,004         7,682,996
                                     =========         =========


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS or PLAN OF OPERATION


THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.


IceWEB markets proprietary software products and integration services. The software's first version began shipping in 2001. The company also launched an e-learning portal in 2002. Prior to this year the company had significant problems generating revenue and was forced to scale the company back after September 2001. In 2003, the business of IceWEB started on an upswing. We acquired two companies that provide liquidity from contracts stemming from two large customers. We do not believe the contracts are in jeopardy but the loss of those contracts could impair our positive momentum. In the past we incurred substantial operating losses. A substantial part of the losses was acquired from prior acquisitions and the reverse merger in 2002. The Company currently is operating at break even but will need additional outside funding to sustain the current growth. The Company believes with additional financing, increased sales and marketing and a release of the next version of software, it will be able to generate positive cash flow. Over the course of the year, expenses were in line with budget, and expect to be in line again in 2004.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Management believes the following critical accounting policies effect the significant judgements and estimates used in the preparation of financial statements.

Revenue Recognition - revenues are recognized at the time of shipment of the respective products and/or services. Our Company includes shipping and handling fees billed to customers as revenues. Costs of sales include outbound freight.

Use of Estimates - Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of inventories and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         (a) Recent Accounting Pronouncements

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

PLAN OF OPERATION

For the remaining fiscal year 2004, IceWEB will continue to grow internally and through acquisitions. The company continues to focus marketing efforts on the Federal Government and Corporate customers. The Iplicity Asset acquisition was finalized in October. The engineering resources from Learningstream and Iplicity are now merged. The company plans to continue to invest in Research and Development to deliver several new products over the next three quarters. IceWEB's integration service continues to grow through contract awards and maintenance customers. The New product lines; IceMAIL and IceWEB NOC should begin to ship in the next 3 to 6 months. Additional investment will be needed to market and develop upgrades to the product lines.

PRIMARY RISK FACTOR

IceWEB Incorporated's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. IceWEB will encounter various risks in implementing and executing its business strategy and we can provide no assurance that it will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business. Our current cash forecast indicates that there will be negative cash flow from our operations for the foreseeable future.

RESULTS OF OPERATIONS

Net revenues - for the three months ended December 31, 2003, we generated revenues of $1,525,358 compared to $19,811 the comparative period in 2002, An increase of 7,699%. Sales for the three months ending December 31, 2003 were higher than the previous quarter and higher than the same quarter for the previous fiscal year. The primary reason for this was an increase in contract sales as well as successfully integrated acquisitions.

Marketing and Selling - our selling and marketing expense consists of personnel costs, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows. Marketing and selling costs increased from $8,060 for the three months ended December 31, 2002 to $36,860 for the three months ended December 31, 2003, an increase of $28,800 or 357%. This increase was the result of additional marketing personnel, trade show events, online web marketing, advertising and print advertising.

General and administrative expense - our general and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and corporate governance and compliance. General and administrative expense increased from $111,778 for the three months ended December 31, 2002 to $388,809 for the three months ended December 31, 2003 an increase of $ 277,031 or 248%. The primary reason for this increase was do to acquisitions relating to increases in personnel costs and other fixed expenses.

Overall, our income per share was $.001 for the three months ended December 31, 2003.

As we continue to implement our plan of operation, we expect general and administrative expenses to remain nearly flat and actually decrease as a percentage of sales due to the process efficiencies we have already put in place.

In order to provide sufficient working capital to fund our growing operation, we will be required to raise additional capital to fund these anticipated costs. There are no assurances that we will be able to obtain the additional capital in which event our future operations would be materially and adversely affected.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2. Changes in Securities and small business issuer purchases of equity securities

During the first quarter of the Fiscal Year, the company made isolated sales to accredited investors of shares of our common stock. The company raised a total of $70,000 pursuant to individually negotiated agreements with accredited investors who were sophisticated, had access to relevant information about IceWEB and acquired these shares for investment.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits

                Exhibit 31 Certification pursuant to Section 302
                Exhibit 32 Certification pursuant to Section 906

         b) Reports on Form 8-K

                Form 8-K filed 2-17-04 regarding change in accountants.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ICEWEB INCORPORATED

Dated: February 18, 2004                By: /s/ John R. Signorello
                                            ----------------------
                                            John R. Signorello,
                                            Chairman and CEO