Form 10QSB
period 2004-03-31
ICEWEB INC
filed 2004-05-18
CIK 1097718

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


                              ---------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,771,924 issued and outstanding at April 30, 2004.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                               ICEWEB INCORPORATED

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                     INDEX



PART I  Financial Information

Item 1. Financial Statements ..................................................4

            Unaudited Consolidated Balance Sheet as at March 31, 2004..........4

            Unaudited Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003 ....................5

            Unaudited Consolidated Statements of Operations for the six
            months ended March 31, 2004 and March 31, 2003 ....................6

            Unaudited Consolidated Statements of Cash Flows for the
            six months ended March 31, 2004 and March 31, 2003 ................7

            Notes to Unaudited Consolidated Financial Statements ..............8

Item 2. Management's Discussion and Analysis or Plan of Operation ............10

Item 3. Controls  and Procedures .............................................12

        OTHER INFORMATION ....................................................13

PART II Signatures ...........................................................14

FORWARD-LOOKING STATEMENTS

This Quarterly Report and related documents include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as: our high level of indebtedness and ability to satisfy the same, our history of unprofitable operations, the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects, the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products, changes in economic conditions specific to any one or more of our markets, changes in general economic conditions, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements, and the other factors and information disclosed and discussed in other sections of this report. Investors and shareholders should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Financial Statements

                          Iceweb, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)


Current Assets:
    Cash                                                              $239,544
    Accounts receivable, net                                           981,577
-------------------------------------------------------------------------------
    Total current assets                                             1,221,121

Property and equipment, net                                             90,912
Goodwill                                                               718,353
Deposits                                                                12,665
Due from related party                                                  21,261

-------------------------------------------------------------------------------
Total assets                                                        $2,064,312
-------------------------------------------------------------------------------

Liabilities and stockholders' equity

Current liabilities:
    Deferred revenue                                                   $38,060
    Accounts payable                                                 1,002,947
    Accrued expenses                                                    75,491
    Notes payable - related parties                                    453,411

-------------------------------------------------------------------------------
Total current liabilities                                            1,569,909
-------------------------------------------------------------------------------

Stockholders' equity:

Common stock, par value $.001                                           39,772
100,000,000 shares authorized, 39,771,924 issued and outstanding
Additional paid in capital                                           3,199,900
Accumulated deficit                                                 (2,719,269)
Subscription receivable                                                (26,000)
-------------------------------------------------------------------------------

Total stockholders' equity                                             494,403

-------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $2,064,312
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                          Iceweb, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended
                                                        March 31,     March 31,
                                                           2004         2003
                                                       (Unaudited)   (Unaudited)
                                                       -----------   -----------

Revenue                                                 $1,623,358      $13,054

Cost of Sales                                            1,223,282        2,625
--------------------------------------------------------------------------------

Gross Profit                                               400,076       10,429

Operating Expenses:
    Marketing & Selling                                     59,349        3,964

    Research & Development                                  71,670
    General and Administrative                             438,349       82,965
--------------------------------------------------------------------------------

      Total Operating Expense                              569,368       86,929

Operating Loss                                            (169,292)     (76,500)

Interest Expense                                           (10,976)      (9,601)

--------------------------------------------------------------------------------
Net Loss                                                 ($180,268)    ($86,101)
--------------------------------------------------------------------------------

Basic & Diluted Loss per common share                       ($0.00)      ($0.00)
--------------------------------------------------------------------------------

Weighted average common shares outstanding              38,775,553   30,744,465
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                          Iceweb, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Six Months Ended
                                                        March 31,     March 31,
                                                           2004         2003
                                                       (Unaudited)   (Unaudited)
                                                       -------------------------

Revenue                                                 $3,148,716      $32,865

Cost of Sales                                            2,226,064       10,746
--------------------------------------------------------------------------------

Gross Profit                                               922,652       22,119

Operating Expenses:
    Marketing & Selling                                     96,209       12,024

    Research & Development                                 127,670
    General and Administrative                             827,158      195,434
--------------------------------------------------------------------------------

      Total Operating Expense                            1,051,037      207,458

Operating Loss                                            (128,385)    (185,339)

Interest Expense                                           (21,952)      (9,597)

--------------------------------------------------------------------------------
Net Loss                                                 ($150,337)   ($194,936)
--------------------------------------------------------------------------------

Basic & Diluted Loss per common share                       ($0.00)      ($0.01)
--------------------------------------------------------------------------------

Weighted average common shares outstanding              38,482,777   30,526,237
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                          Iceweb, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            Six Months Ended
                                                        March 31,     March 31,
                                                          2004           2003
                                                       (Unaudited)   (Unaudited)
                                                       -----------   -----------

--------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                    ($177,853)    ($88,982)
--------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                     (66,679)


--------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                      (66,679)
--------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to related parties                            (27,156)      (9,635)

    Proceeds from related parties                           79,538

    Common Stock issued for cash                           255,000
    Proceeds from the exercise of common stock options      72,380       97,310

    Increase in cash overdraft                                           (7,703)

--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  379,762       79,972
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                            135,230       (9,010)

CASH - beginning of period                                 104,314        9,010

--------------------------------------------------------------------------------

CASH - end of period                                      $239,544
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

ICEWEB, INC and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

MARCH  31, 2004

Note 1--Basis of Presentation

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

Note 2--Related Parties

The Company has a note payable to John R. Signorello, the Chairman and CEO, for $163,000 plus accrued interest of approximately $ 32,000. This note bears interest at a rate of 12.5% per annum and is due on-demand. Other Stockholders/Employees have loans totaling $227,186 plus accrued interest of approximately $ 32,000. Of this amount, $150,000 bears interest at a rate of 12.5% per annum and is due on-demand. The remaining $77,186 bears zero interest and is due on or before December 31, 2004.

Note 3 - Common Stock & Stock Options

The Company sold 925,000 shares to accredited investors for $185,000 exempt from registration pursuant to Section 4(2). The investors were sophisticated and had access to the consolidated financial statements of the corporation. The Company issued 1,290,000 stock options to employees under the Company's stock option plan.

During March 2004, the Company granted options to purchase 150,000 shares of common stock to employees recognizing $27,000 in compensation expense.

Note 4 - Stock Options

Stock option activity during the period is indicated as follows:

                                    Options
                                   Available                        Exercise
                                   for Grant         Options          Price

Balance, September 30, 2003        6,098,000        3,902,000       .08 - .40
Granted                                             3,940,996       .35 - .40
Exercised                                           (160,000)          .20
Forfeited                                                -
--------------------------------------------------------------------------------
Balance, December 31, 2003         2,157,004        7,682,996

Granted                                             1,290,000       .18 - .39
Exercised                                           (565,000)       .12 - .20
Forfeited                                               -
--------------------------------------------------------------------------------
Balance, March 31, 2004             867,004         8,407,996
================================================================================

SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock issued to Employees" specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees.

Pro forma results are as follows for the three months ended March 31, 2004:

Actual net loss                                                    (180,268)
SFAS 123 Compensation Cost                                           76,694
                                                             ---------------
Pro forma net loss                                                 (256,962)
                                                             ---------------

Pro forma basic and diluted net loss per share                        (0.01)

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

Risk free interest rate                                                  3%
Expected dividends                                                        0
Volatility factor                                                      101%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's optons.

Note 5 - Accounts Receivable

Accounts receivable consist of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on the most recent assessment, we recorded bad debt expense of $35,970 in the period ending March 31, 2004. This was an old receivable carried forward from one of the companies acquired last fiscal year and management believes that all remaining receivables are fully collectable.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the U.S. Securities and Exchange Commission encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

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

(a)      Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The requirements of this Statement apply to issuers' classification and measurement of freestanding financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003.

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

Net revenues - for the three months ended March 31, 2004, we generated revenues of $1,623,358 compared to $13,054 the comparative period in 2003. An increase of 12,335%. Sales for the three months ending March 31, 2004 were higher than the previous quarter and higher than the same quarter for the previous fiscal year. For the six months ended March 31, 2004, we generated revenues of $3,148,716 compared to $32,865 the comparative period in 2003. An increase of 9,481%. The primary reason for this was an increase in contract sales as well as successfully integrated acquisitions.

Marketing and Selling - our selling and marketing expense consists of personnel costs, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows. Marketing and selling costs increased from $3,964 for the three months ended March 31, 2003 to $59,349 for the three months ended March 31, 2004, an increase of $55,385 or 1,397%. This increase was the result of additional marketing personnel, trade show events, online web marketing, advertising and print advertising.

General and administrative expense - our general and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and corporate governance and compliance. General and administrative expense increased from $82,965 for the three months ended March 31, 2003 to $466,684 for the three months ended March 31, 2004 an increase of $ 383,719 or 462%. The primary reason for this increase was do to acquisitions relating to increases in personnel costs and other fixed expenses.

Overall, our loss per share was ($.004) for the three months ended March 31, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our operating and investing activities have used more cash than they have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business and to pay our operating expenses, we expect to continue to experience negative operating and investing cash flows for the foreseeable future. We expect to see a substantial increase in software sales over the next few months, which would have a positive effect on the operating cash flow, but due to the current uncertainty of the software revenues it is likely that our existing working capital will not be sufficient to fund the continued implementation of our plan of operation during the next 12 months and to meet our capital commitments and general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require, however, in order to provide any additional working capital which we may require, we will in all likelihood be required to raise additional capital through the sale of equity or debt securities. We currently have no commitments to provide us with any additional working capital. If we do not have sufficient working capital to implement our plan of operation described above, it is likely that we will cease operations. The cash balance at March 31, 2004 was $239,544.

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

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2. Changes in Securities and small business issuer purchases of equity securities

During the second quarter of the Fiscal year, the Company made isolated sales to accredited investors of shares of our common stock. The Company raised a total of $180,000 pursuant to individually negotiated agreements with accredited investors who were sophisticated, had access to relevant information about IceWEB and acquired these shares for investment.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

                 Exhibit 31.1 Certification pursuant to Section 302

                 Exhibit 32.1 Certification pursuant to Section 906

         b) Reports on Form 8-K

                 8K filed on 2-17-04 pursuant to Item 4.

                 8K filed on 2-18-04 pursuant to Items 7, and 9

                 8K filed on 2-20-04 pursuant to Items 4, 7, and 9

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ICEWEB Inc.

Dated: May 18, 2004                     By: /s/ John R. Signorello
                                        --------------------------
                                        John R. Signorello,
                                        Chairman and CEO