Form 10QSB
period 2004-06-30
ICEWEB INC
filed 2004-08-20
CIK 1097718

________________________________________________________________________________

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                              ____________________


                         COMMISSION FILE NUMBER 0-27865


                               ICEWEB INCORPORATED


             DELAWARE                                    13-2640971
     (STATE OF INCORPORATION)                            (I.R.S. ID)


               205 VAN BUREN STREET, SUITE 420, HERNDON, VA 20170
                                 (703) 964-8000


           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE


           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,864,924 issued and outstanding at July 31, 2004.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

________________________________________________________________________________

                               ICEWEB INCORPORATED

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2004

                                     INDEX


PART I   Financial Information


Item 1.  Financial Statements .................................................4


         Unaudited Consolidated Balance Sheet  at June 30, 2004................4


         Unaudited Consolidated Statements of Operations for the
         three months ended June 30, 2004 and June 30, 2003....................5


         Unaudited Consolidated Statements of Operations for the
         nine months ended June 30, 2004 and June 30, 2003.....................6


         Unaudited Consolidated Statements of Cash Flows for the
         nine months ended June 30, 2004 and June 30, 2003.....................7


         Notes to Unaudited Consolidated Financial Statements..................8


Item 2.  Management's Discussion and Analysis or Plan of Operation............10


Item 3.  Controls  and Procedures ............................................12


         OTHER INFORMATION ...................................................12


PART II  Signatures ..........................................................13

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

PART I

ITEM 1.  Financial Statements

                          Iceweb, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)

 Current assets:
      Cash                                                         $   271,354
      Accounts receivable, net                                         950,447
      Prepaid expense                                                    7,118
      Other current assets                                               8,974
 -----------------------------------------------------------------------------
      Total current assets                                           1,237,893

 Property and equipment, net                                            89,709
 Goodwill                                                            1,812,999
 Deposits                                                               25,703
 Due from related party                                                 71,938

 -----------------------------------------------------------------------------
 Total assets                                                      $ 3,238,242
 -----------------------------------------------------------------------------

 Liabilities and stockholders' equity

 Current liabilities:
      Deferred revenue                                             $    28,545
      Accounts payable                                                 810,808
      Accrued expenses                                                 173,990
      Notes payable - related parties                                  430,387
      Note payable                                                     150,000

 -----------------------------------------------------------------------------
 Total current liabilities                                           1,593,730
 -----------------------------------------------------------------------------

 Stockholders' equity:


 Preferred stock (par value $.001;  1,000,000 shares authorized)             -
 Common stock (par value $.001; 100,000,000 shares authorized,
 42,864,924 issued, and 41,564,924 outstanding)                         42,865
 Treasury Stock, at cost, (1,300,000 shares)                           (13,000)
 Additional paid in capital                                          4,505,068
 Accumulated deficit                                                (2,890,421)
 -----------------------------------------------------------------------------

 Total stockholders' equity                                          1,644,512

 -----------------------------------------------------------------------------
 Total liabilities and stockholders' equity                        $ 3,238,242
 -----------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements

                          Iceweb, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                    June 30,        June 30,
                                                      2004            2003
                                                   (Unaudited)     (Unaudited)
                                                  ------------    ------------

 Revenue                                          $  1,699,783    $    595,631

 Cost of Sales                                       1,153,591         452,817
 -----------------------------------------------------------------------------

 Gross Profit                                          546,192         142,814

 Operating Expenses:
      Marketing & Selling                               58,231          10,683
      Research & Development                           199,614
      General and Administrative                       486,914          29,598
 -----------------------------------------------------------------------------

        Total Operating Expense                        744,759          40,281

 Operating Loss                                       (198,567)        102,533

 Other Income/Expense                                   38,652               0
 Interest Expense                                      (11,787)         (7,850)

 -----------------------------------------------------------------------------
 Net Loss                                         ($   171,702)   $     94,683
 -----------------------------------------------------------------------------

 Basic & Diluted Loss per common share            ($      0.00)   $       0.00
 -----------------------------------------------------------------------------

 Weighted average common shares outstanding         41,190,451      31,909,100
 -----------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements

                          Iceweb, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Nine Months Ended
                                                    June 30,        June 30,
                                                      2004            2003
                                                   (Unaudited)     (Unaudited)
                                                  ------------    ------------

 Revenue                                          $  4,848,499    $    628,496

 Cost of Sales                                       3,379,655         463,563
 -----------------------------------------------------------------------------

 Gross Profit                                        1,468,844         164,933

 Operating Expenses:
      Marketing & Selling                              154,440          16,018
      Research & Development                           327,284
      General and Administrative                     1,314,072         231,721
 -----------------------------------------------------------------------------

        Total Operating Expense                      1,795,796         247,739

 Operating Loss                                       (326,952)        (82,806)

 Other Income/Expense                                   38,652
 Interest Expense                                      (33,739)        (17,447)

 -----------------------------------------------------------------------------
 Net Loss                                         ($   322,039)   ($   100,253)
 -----------------------------------------------------------------------------

 Basic & Diluted Loss per common share            ($      0.01)   $       0.00
 -----------------------------------------------------------------------------

 Weighted average common shares outstanding         39,385,335      31,909,100
 -----------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements

                          Iceweb, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended
                                                           June 30,    June 30,
                                                             2004        2003
                                                         (Unaudited) (Unaudited)
                                                          ---------   ---------

 ------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                $  30,428   ($ 72,078)
 ------------------------------------------------------------------------------


 CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of property and equipment                    (77,437)    (26,502)

      Cash acquired in acquisitions                         103,107      85,713

      Acquisition of subsidiaries                                 0     (42,000)

 ------------------------------------------------------------------------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                   25,670      17,211
 ------------------------------------------------------------------------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments to related parties                           (44,318)   (136,845)

      Common stock issued for cash                          158,600     289,310
      Proceeds from the exercise of common stock options      9,660           0
      Purchase of treasury stock                            (13,000)          0

 ------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                  110,942     152,465
 ------------------------------------------------------------------------------

 NET INCREASE (DECREASE) IN CASH                            167,040      97,598

 CASH - beginning of period                                 104,314       9,010

 ------------------------------------------------------------------------------
 CASH - end of period                                     $ 271,354     106,608
 ------------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements

ICEWEB, INC and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

JUNE  30, 2004

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

Note 2 - Acquisitions

On May 13th, 2004, the Company, through its wholly owned subsidiary Propster, Inc., acquired substantially all of the assets of DevElements, Inc. of VA. The company purchased software licenses, source code, potential patents and trademarks, cash, hardware, and equipment for a combined stock and cash value of approximately $1,290,000. The Company issued 1,500,000 shares of its common stock and options to purchase 1,500,000 shares of common stock exercisable at a price of $0.34 per share and expiring May 13, 2009. These items are reflected in the Financial Statements as $103,107 in cash, $73,101 accounts receivable, $7,118 other current asset, $12,028 fixed assets, $1,094,645 goodwill and $150,000 note payable to SunTrust Bank, which was assumed by IceWeb in lieu of a cash payment to DevElements, Inc. The SunTrust liability was an open-ended revolving line of credit in the amount of $150,000, principle due on demand and interest charged at a rate of prime plus 2.00%.

DevElements, Inc. is a professional IT consultancy that designs, develops and implements Web-based employee productivity solutions for organizations with operational efficiency goals. By combining leading edge technologies with an innovative approach to business process management, the staff builds solutions that capitalize on an organization's strengths and empower their employees to do their jobs better, faster and cheaper. From Highly creative, interactive, sales-focused Web sites to knowledge management and employee information systems, DevElements solutions embody the vision of the paperless workplace.

DevElements was incorporated in the State of Virginia in June 1999. At the time of acquisition, DevElements employed 30 people. Over the last five years, revenues have increased from $800,000 in 1999 to $2,900,000 in 2003.

Note 3 - Related Parties

The Company has a note payable to John R. Signorello, the Chairman and CEO, for $130,176 plus accrued interest of approximately $ 33,000. This note bears interest at a rate of 12.5% per annum and is due on-demand. Other Stockholders/Employees have loans totaling $226,186 plus accrued interest of approximately $ 41,000. Of this amount, $149,000 bears interest at a rate of 12.5% per annum and is due on-demand. The remaining $77,186 bears zero interest and is due on or before December 31, 2004.

The Company also has a receivable from related parties in the amount of $71,938 which represents payments made on behalf of Iplicity, Inc. and DevElements, Inc. The Company purchased only the assets of the two entities, Iplicity, Inc. and DevElements, Inc., but reserved the right to pay certain liabilities on their behalf. These amounts are recorded as an asset and are due from the respective entities. Of the total $71,938, approximately 40% is due from Iplicity, Inc. and 60% is due from DevElements, Inc.

Note 4 - Stockholder's Equity

The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. There are currently zero shares of Preferred Stock issued and outstanding.

During the three month period ending June 30, 2004 the Company sold 1,545,000 shares to accredited investors for $158,600 exempt from registration pursuant to
Section 4(2). The investors were sophisticated and had access to the consolidated financial statements of the corporation. The Company issued 1,545,000 stock options during the period, 1,500,000 of which were part of the DevElements acquisition and 45,000 were to employees.

During March 2004, the Company granted options to purchase 150,000 shares of common stock to employees recognizing $27,000 in compensation expense and

$26,000 stock subscription receivable. During the current period, the $26,000 receivable was forgiven and recognized as compensation expense.

Note 5 - Stock Options

Stock option activity during the period is indicated as follows:

                                 OPTIONS AVAILABLE                    EXERCISE
                                     FOR GRANT          OPTIONS         PRICE
                                 -----------------     ---------      ---------
 Balance, September 30, 2003         6,098,000         3,902,000      .08 - .40
 Granted                                               3,940,996      .35 - .40
 Exercised                                              (160,000)        .20
 Forfeited                                                     -
 ------------------------------------------------------------------------------
 Balance, December 31, 2003          2,157,004         7,682,996

 Granted                                               1,290,000      .18 - .39
 Exercised                                              (565,000)     .12 - .20
 Forfeited                                                     -
 ------------------------------------------------------------------------------
 Balance, March 31, 2004               867,004         8,407,996

 Granted                                               1,545,000         .34
 Exercised                                               (48,000)     .11 - .37
 Forfeited                                            (4,486,509)        .37
 ------------------------------------------------------------------------------
 Balance, June 30, 2004              3,808,513         5,418,487
 ==============================================================================

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

Pro forma results are as follows for the three months ended June 30, 2004:

           Actual net loss ..............................  (171,702)
           SFAS 123 Compensation Cost ...................    77,600
                                                           --------

           Pro forma net loss ...........................  (249,302)
                                                           --------

           Pro forma basic and diluted net loss per share     (0.01)


Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

           Risk free interest rate ......................         4%
           Expected dividends ...........................         0
           Volatility factor ............................       119%

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

Note 6 - Accounts Receivable

Accounts receivable consist of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on the most recent assessment, we recorded bad debt expense of $9,955 in the period ending June 30, 2004. The majority of this amount was due from a company that has declared bankruptcy and is no longer conducting business. Management believes that all remaining receivables are fully collectable.

Note 7 - Subsequent Events

On July 21st, 2004, the Company entered into a Loan and Security agreement with Comerica Bank, to obtain a revolving credit line in the amount of $500,000. The terms of the agreement give Comerica Bank a first position on the Company's debt. The Loan and Security agreement is attached hereto as an exhibit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS or PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

We are a diversified technology company headquartered in Herndon, VA, with satellite offices in Portland, OR, Miami, FL and Charlotte, NC. Since our formation in 2001, our business plan has evolved. Part of this evolution has not only effected the technical direction of our product line, but has altered our approach to growth. As with most small startups, we were adversely affected by the terrorist's attacks of September 11, 2001. Economic conditions post-9/11 dictated a conservative approach to organic growth through research and development of products and shifted our expansion focus towards government contracts and growth by acquisitions. As a result, we have completed five transactions in the last 24 months. We believe that these acquisitions and the internal growth over the last 24 months have positioned our company uniquely to deliver an integrated solution of customized software, services and hardware. Today, we offer skilled technical consulting services, a full catalog of third party hardware and software and a branded suite of online training, content management (CMS), collaboration, portal and integration products.

Our future growth and the continued support of a comprehensive product line is dependent upon a significant growth in revenues from software licenses and the availability of additional working capital to fund the next version of software. While we continue to explore acquisition opportunities, our short-term focus is development and launch of the new version of IceWEB software know as "Smart Enterprise Suite 3.0." This version of the IceWEB product line will include new features, including wireless and PDA connectivity, more robust reporting tools and a tightly integrated technology platform. The product will be offered as an application service over the internet. It will include functionality that allows the customer to click and choose what service is needed and the length of which time the software is to be used.

In reaction to customer demands and recent market data from organizations such as Gartner, we have over the last three months made an internal investment of approximately $300,000 in research and development in order to consolidate our suite of products into a single Smart Enterprise Suite offering for small and medium sized businesses and government institutions. Our goal is to launch the Smart Enterprise Suite at the end of the second quarter of fiscal 2005. In the third quarter of fiscal 2004 we launched, IPS, a subsidiary which is an offshoot of our integration business to supply networking infrastructure and support for government and commercial customers.

Our client base has also broadened over the last two quarters by marketing and selling our products, services and solutions to businesses, nonprofits and government institutions in two key regions - Metropolitan Miami, Florida and Metropolitan Washington, D.C. Washington, D.C. provides us with certain key advantages including proximity to the Federal government and many of the large systems integrators who work directly with Federal customers and the region's traditional economic condition which tends to be more stable and self-sustaining than other regions. Miami and its surrounding areas were targeted because they provide us with the opportunity to expand our reach in the hospitality vertical market, due to its destination as a vacation spot.

In order to reach potential customers in these key areas, we are utilizing a combination of direct sales, lead generation activities, web site marketing, search engine optimization and strategic partnerships. In addition, we believe that the contracts obtained during recent acquisitions, combined with the breadth and depth of experience of our management team, have created momentum in consulting services sales.

We believe that the combined efforts of sales, marketing and partner relationships will sustain our operations as well as provide funding for ongoing research and development efforts. To continue the current growth rate it is estimated that the company will need to raise approximately $2,000,000 over the next two quarters. In the event that we cannot raise additional capital, the growth of the company will be impaired significantly.

RESULTS OF OPERATIONS

Revenues

We generate revenues from software, application development and network management services and integrated technology, infrastructure solutions and third party hardware sales. For the nine months ended June 30, 2004, approximately 52% and approximately 48%, respectively, were derived from these sources. For the three months ended June 30, 2004, we generated revenues of $1,699,783 compared to $595,631 the comparative period in 2003, an increase of approximately 185%. For the nine months ended June 30, 2004, we generated revenues of $4,848,499 compared to $628,496 the comparative period in 2003, an increase of approximately 671%. The primary reason for the increases in our revenues is the successful integration of the subsidiaries acquired over the last 12 months.

Cost of Sales

For the three months ended June 30, 2004, cost of sales was $1,153,591, or approximately 67% of revenues, compared to $452,817, or approximately 76% of revenues, for the three months ended June 30, 2003. For the nine months ended June 30, 2004, cost of sales was $3,379,655, or approximately 69% of revenues, compared to $463,563, or approximately 74% of revenues, for the comparative nine month period in 2003. The increase in our gross margins during fiscal 2004 is largely due to the two software acquisitions made this fiscal year which represent higher margin business. The gross margin for the software and application development division is currently running at approximately 50% and the gross margins for the hardware and network management and power solutions divisions are approximately 20% to 30%.

Total Operating Expenses

Our total operating expenses increased approximately 175% and approximately 625% for the three months and nine months ended June 30, 2004 as compared to the same periods in fiscal 2003. These increases include:

MARKETING AND SELLING - our marketing and selling expense consists of personnel costs, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows. For the three months ended June 30, 2004, marketing and selling costs were $58,231 as compared to $10,683 for comparative period in 2003, an increase of $47,548 or approximately 445%. For the nine months ended June 30, 2004, marketing and selling costs were $154,440 as compared to $16,018 for the comparative period in 2003, an increase of $138,422 or approximately 864%. These increases were the result of additional marketing personnel, trade show events, online web marketing, advertising and print advertising during fiscal 2004.

RESEARCH AND DEVELOPMENT - our research and development expense consists primarily of personnel costs related to the development of the software products. For the three months ended June 30, 2004, research and development expenses were 199,614 as compared to $0 the comparative period in 2003. For the nine months ended June 30, 2004 research and development expenses were $327,284 as compared to $0 the comparative period in 2003. The research and development expenses in fiscal 2004 are related to efforts to further develop and enhance certain software products acquired by us during this fiscal year

GENERAL AND ADMINISTRATIVE EXPENSE - our general and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and corporate governance and compliance. For the three months ended June 30, 2004, general and administrative expenses were $486,914 as compared to $29,598 for the comparative period in 2003, an increase of $457,316 or approximately 1,545%. For the nine months ended June 30, 2004, general and administrative expenses were $1,314,072 as compared to $231,721 the comparative period in 2003, an increase of $1,082,351 or approximately 467%. These increased general and administrative expenses reflect increases in personnel costs and other fixed expenses resulting from acquisitions made by us during fiscal 2004. Like many companies that grow through mergers and acquisition, we have recently experienced attrition in our technical consulting division. This attrition has not presently impacted client delivery as there is skill set overlap in many areas. As we continue to implement our business strategies, we expect general and administrative expenses to remain nearly flat and potentially decrease as a percentage of sales due to the process efficiencies we have already put in place. At this time, we do not anticipate any significant changes in the number of employees through hiring or firing practices; however, any additional acquisitions could result in increased general and administrative expenses.

Other Income/Expense

For the three months and nine months ended June 30, 2004, we recognized other income of $38,652 which represented the write-off of certain payables that have either been resolved or were determined to have been carried on the books in error. These items date back to 2001 and were previously reflected as liability to be conservative, since no resolution had been determined. During the current period, we were able to resolve these items.

Interest Expense

Interest expense consists primarily of the amounts accrued on the notes payable to John R. Signorello and an unaffiliated third party as described in Note 3 of the Notes to Consolidated Financial Statements appearing elsewhere herein. For the three months ended June 30, 2004 interest expense was $11,787 as compared to $7,850 the comparative period in 2003. For the nine months ended June 30, 2004, interest expense was $33,739 as compared to $17,447 the comparative period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had a cash balance of $271,354 and a working capital deficit of $355,837. The report of our independent auditors on our financial statements for the year ended September 30, 2003 contains an explanatory paragraph regarding our ability to continue as a going concern. Net cash provided by operations was $30,428 for the nine months ended June 30, 2004, as compared to net cash used in operations of ($72,078) for the nine months ended June 30, 2003. For the nine months ended June 30, 2004, we used cash to fund our net loss of ($322,039) offset by non-cash items such as depreciation expense of $40,256, and acquisition of subsidiaries of $468,628 as well as changes in assets and liabilities of ($156,417). The acquisition of subsidiaries amount relates to the DevElements, Inc. acquisition which was in essence a cashless transaction since we assumed $150,000 liability in lieu of a cash payment.

Net cash provided by investing activities for the nine months ended June 30, 2004 was $25,670 as compared to $17,211 for the comparative period in 2003. For the nine months ended June 30, 2004, we received $103,107 in cash from the acquisition of subsidiaries offset by ($77,437) in capital expenditures. For the nine months ended June 30, 2003, we received $43,713 in cash form the acquisition of subsidiaries offset by ($26,502) in capital expenditures.

Net cash provided by financing activities for the nine months ended June 30, 2004 was $110,942 as compared to $152,465 for the comparative period in 2003. For the nine months ended June 30, 2004, we received $158,600 from the issuance of common stock and $9,660 from the exercise of common stock option by employees offset by the re-purchase of 1,300,000 shares of common stock for ($13,000) and the net amount paid to related parties of ($44,318).

Our operations continue to use more cash than they currently generate. We have expended funds not only for our continuing operations but to fund research and development costs associated with our software. We do not have any commitments for capital expenditures during the balance of fiscal 2004. Because of the continued need for substantial amounts of working capital to fund the growth of the business and to pay our operating expenses, we expect to continue to experience negative operating and investing cash flows for the foreseeable future. While we presently expect an increase in software sales during the balance of fiscal 2004 and into fiscal 2005, which would have a positive effect on the operating cash flow, as a result of the current uncertainty of the software revenues it is likely that our existing working capital will not be sufficient to fund the continued implementation of our plan of operation during the next 12 months and to meet our capital commitments and general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require, however, in order to provide any additional working capital which we may require, we will in all likelihood be required to raise additional capital through the sale of equity or debt securities. We currently have no commitments to provide us with any additional working capital and there are no assurances additional working capital will be available to us when needed, if at all. If we do not have sufficient working capital to fund our ongoing operations, our ability to implement our business model and continue to grow our company will be adversely affected.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing date of this report we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2. Changes in Securities and small business issuer purchases of equity securities

During the third quarter of the fiscal 2004, we sold an aggregate of 1,545,000 shares of our common stock to five (5) accredited investors in private transactions exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) t hereof. We received gross proceeds of $158,600. These investors had access to relevant information about our company and represented to us that they acquired these shares for investment.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits

         Exhibit 10.1      Comerica  Bank Loan and Security Agreement

         Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302

         Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302

         Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906

         b) Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ICEWEB Inc.

Dated: August 19, 2004                 By: /s/ John R. Signorello
       ---------------                 --------------------------
                                       John R. Signorello,
                                       Chairman and CEO