Form 10KSB
period 2004-09-30
ICEWEB INC
filed 2005-01-14
CIK 1097718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-27865

                                  ICEWEB, INC.
                 (Name of small business issuer in its charter)

DELAWARE                                                     13-2640971
(State or other jurisdiction of incorporation                I.R.S. Employer
 or organization)                                            Identification No.)

205 VAN BUREN STREET, SUITE 420, HERNDON, VA 20170           20170
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number  (703) 964-8000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class             Name of each exchange on which registered

___________________             _______NONE_______________________

__________________              _______NONE_______________________

Securities registered under Section 12(g) of the Exchange Act:

                      _____________COMMON STOCK____________
                                (Title of class)

                      ______PAR VALUE 0.001 PER SHARE______
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $6,662,652 for the 12 months ended September 30, 2004.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $14,440,351

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of December 31, 2004, 434,399,240 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").
____________.

         Transitional Small Business Disclosure Form (check one): Yes ___ No _X_

                                  ICEWEB, INC.

                                   FORM 10-KSB

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004


INDEX

PART I

Item 1.  Description of Business...............................................5

Item 2.  Description of Property..............................................14

Item 3.  Legal Proceedings....................................................14

Item 4.  Submission of Matters to a Vote of Security Holders .................14


PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters and small business issuer purchases of equity securities ....15

Item 6.  Management's Discussion and Analysis or Plan of Operation............15

Item 7.  Financial Statements ................................................19

Item 8A. Controls and Procedures..............................................31


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ...................31

Item 10. Executive Compensation...............................................33

Item 11. Security Ownership of Certain Beneficial Owners and Management.......34

Item 12. Certain Relationships and Related Transactions ......................34

Item 13. Exhibits and Reports on Form 8-K ....................................34

Item 14. Principle Accountant Fees and Services ..............................35

FORWARD-LOOKING STATEMENTS AND OTHER MATTERS

When used in this Annual Report, the terms the "Company", "we", "our", "us", "IceWEB" and "IceWEB, Inc." refer to IceWEB, Inc., a Delaware corporation and its subsidiaries unless the context requires otherwise. Additionally, it is important to note that all share and per share data contained herein gives pro forma effect to the 10:1 forward split of our common stock which was effectuated on October 13, 2004.

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

PART I

ITEM 1.  Description of Business

GENERAL

IceWEB, Inc., a Delaware corporation ("ICEW" or the "Company") is a diversified technology company headquartered in Herndon, Virginia which was founded in April 2000, became public in April 2002 through a reverse merger, and began trading publicly on the OTCBB under the Trading Symbol "ICEW". Since the Company's founding, the Company's business plan has evolved. Part of this evolution has not only affected the technical direction of the Company's product line, but has additionally altered the Company's approach to growth. As with most small startups, the Company was adversely affected by the tragic events of September 11, 2001. Economic conditions post-9/11 dictated a conservative approach to organic growth through research and development of products and shifted the Company's expansion focus towards government contracts and growth by acquisitions. As a result, the Company has completed four corporate acquisition transactions in the approximate 24 month period ending September 30, 2004. The Company believes that these completed acquisitions, as well as the internal growth experienced by the Company over the last 24 months have and will uniquely position the Company to deliver an integrated solution of customized software, services and hardware. Today, the Company offers skilled technical consulting services, a full catalog of third party hardware and software and a branded suite of online training, content management (CMS), collaboration, portal and integration software products.

The Company's future growth and its continued support of a comprehensive product line is dependent upon a significant growth in revenues from software licenses and the availability of additional working capital to fund the next version of software. To fuel the Company's revenue growth, and in reaction to customer demands and recent market data from organizations such as Gartner, Inc., the Company is in the process of consolidating its existing suite of products into a single Smart Enterprise Suite offering for small and medium sized businesses and government institutions. To accomplish this, the Company has embarked on the development and launch of the new version of IceWEB software known as "Smart Enterprise Suite 3.0". Smart Enterprise Suite 3.0 will include new features, including wireless and PDA connectivity, more robust reporting tools and a tightly integrated technology platform. The product will be offered under an application service provider (ASP) model over the internet, and will include functionality that allows the customer to click and choose what service is needed and the length of time the software is to be used.

There has been no bankruptcy, receivership or similar proceeding with respect to the Company.

BUSINESS OF ICEWEB

The Company is a diversified technology company headquartered in Herndon, Virginia which was founded in 2000 and whose business plan has been in evolution since that time. Notwithstanding market driven changes to the Company's original business plan, the Company's focus has consistently remained on enabling governmental organizations and small to medium size businesses to independently manage, create, publish and deliver content easily and affordably over the Internet in order to accomplish the Company's vision of making this proprietary technology available and affordable and to open up the world of independent web management and publishing to any organization. In this regard, the Company's products and services are used by organizations in both the public and private sectors with large, dispersed audiences of customers, employees, or other trading or strategic partners. Through internal software development and a series of acquisitions, the Company has developed a suite of robust, scalable content creation, management, publication and delivery tools that can be implemented on any website, as well as e-learning content and customized e-learning portals. Complementing these products is the Company's hosted e-mail solution, IceMAIL. In addition, the Company also offers consulting and product support services to its customers on a project-by-project basis.

The Company's solutions are centered on knowledge based support, enabling customers to increase organizational efficiency by converging knowledge based information with easy to manage websites and e-learning portals. Going forward, the Company intends to leverage its expertise in content management, creation and delivery, and its e-learning portal framework, to develop a Smart Enterprise Suite ("SES") that extends beyond digital content to include dynamic human intelligence for greater information sharing and organizational efficiency across the extended enterprise. According to the Gartner Group, an SES "covers enterprise needs for content management, knowledge management and collaboration, and supports the extended virtual workplace - inside and between enterprises. The SES combines the functionality of portal, collaborative and content management technologies, and delivers these in an integrated suite; provides a broad foundation to support knowledge or information work within an enterprise, or between groups in different enterprises, and may be considered the platform for knowledge management; and focuses on support for unstructured work processes, but through portal-based integration with business applications can provide a comprehensive digital or electronic workplace." The Company's objective in developing its Smart Enterprise Suite 3.0 is to provide an affordable SES solution for governmental and small to medium size business customers.

Like most startups the Company's business plan has continued to evolve. Precarious economic conditions experienced over the past several years, dictated a management change in direction to acquire stable, cash flow positive synergistic businesses in the short term, providing for an opportunity to grow in the software and services area upon a sustained economic recovery. To this end:

o In June of 2001, we acquired the assets of LearningStream, Inc. from an unrelated liquidating Chapter 11 bankruptcy. LearningStream was considered to be at the forefront of the e-learning interactive content movement, known today as Internet II. The acquisition provided an immediate entry into the interactive e-learning space. Assets from the acquisition include, but are not limited to, proprietary software assets, website assets and fixed assets.

o In August of 2002, IceWEB acquired two companies, Interlan Communications and The Seven Corporation. The acquisitions provided the Company with immediate revenue, positive cash flow and significant contracts

o On October 5, 2003, IceWEB acquired the software ownership rights and customers of Iplicity, Inc. of Virginia, giving us a competitive product in the content management space

o On May 13, 2004, IceWEB acquired DevElements of Virginia, a company focused on advanced customized software application development focusing on the DotNet platform.

PRODUCTS

The Company's products and services are designed to provide our customers with a comprehensive financial view of their core business, promote better cross pollination of strategies and objectives between development, sales, marketing and service organizations, and guide strategic planning efforts to meet key corporate objectives of profitability and growth. These products form the basis of the Company's emerging SES. The two key components of which currently consist of:

ICE WEB CMS: IceWEB CMS is a powerful tool for efficient website management, built upon a single unified architecture that allows users to quickly, easily and affordably update their Web content and site structure. With IceWEB CMS, users can manage, update, control and publish new content for Web sites anytime and anyplace. Among the many advantages of IceWEB CMS are the ability to easily, quickly and affordably deploy fresh Web content, the ability to control who can edit, access and view content, and the ability to eliminate the costs and constraints of utilizing "third party" vendors for website management. This comprehensive content management solution offers unmatched flexibility and scalability, while helping to reduce upfront development and ongoing support costs. IceWEB CMS' user friendly interface and ease of use make it appealing to non-technical users and organizations of any size.

ICESHOW: IceSHOW is an online synchronization/dynamic multimedia platform technology that enables customers to quickly synchronize and store libraries of video and PowerPoint presentations to be available "on-demand" by their end users. Customers worldwide can log onto the Company's network at any time in order to create, author and publish content. IceSHOW's powerful feature set and intuitive viewer interface have been designed for ease of use, offering great flexibility and convenience to non-technical users. In addition, through its Application Service Provider (ASP) model with bundled storage, delivery and support services, IceSHOW enables any user to transform existing videos and slides into rich-media presentations and deliver them over the Internet quickly and at an affordable price. A "wizard" guides users through the process of uploading and converting existing media components, then stitching them together seamlessly. IceSHOW is used by organizations providing internal communications and training, as well as customers seeking to manage and resell training content over the web. The software is "private label," allowing IceWEB customers to give the system the look and feel of their corporate website or portal. It includes pay-per-view registration, quizzing, surveying, delivery and synchronization of audio and video, and much more.

Other IceWEB products and services include:

ICESLIDE(TM): IceSLIDE is a downloadable software product aimed at the marketing and graphics community. The product converts Microsoft PowerPoint slides into Macromedia Flash files on the fly. IceSLIDE eliminates hours of conversion time, quickly transforming large PowerPoint files into compact, easily distributed Flash-format files with high quality vector graphics. The resulting files can easily be e-mailed or posted on a Web site or intranet. IceSLIDE was developed from the slide conversion technology built into IceSHOW to be a standalone application that runs on the viewer's PC.

ICEMAIL: IceMAIL is a hosted mail service providing synchronous access to e-mail from a personal digital assistant ("PDA"). IceMAIL provides an affordable and easily implemented way to gain all the benefits of Microsoft Exchange and Outlook mail, calendaring and collaboration while supporting a mobile workforce, without the expense of owning, maintaining and hosting an in-house mail server. Features include browser based e-mail access, strong security and anti-spam features, access to public folders and file sharing, and wireless synchronization.

LEARNINGSTREAM.COM: LearningStream.com is an online business education portal that offers pay-per-view online classes to mid-level managers seeking to update their management and project skills. Additionally, LearningStream.com has a user interface that enables experts and instructional designers to create and publish courses online. The courses have to pass scrutiny and upon acceptance by LearningStream.com staff will be published to the site. IceWEB provides the hosting and streaming and shares in the revenue generated by the content providers. Business professionals can choose among many different subjects such as making presentations, managing people and learning software applications from training developers such as Fred Pryor Seminars, CareerTrack and Evelyn Woods.

CUSTOM SMART ENTERPRISE SOLUTIONS: Through the acquisition of assets of DevElements in May 2004, the Company increased its capabilities to provide a custom smart enterprise solution, as DevElements has experience developing and deploying complex web-based business solutions in over 27 languages, primarily for Fortune 1000 businesses with offices in multiple countries. By leveraging the core competencies acquired by the Company through DevElements, the Company can assist organizations with:

- Custom Application/Software Development: full, life-cycle web development of applications that improve everyday business tasks & processes.

- Portal Integration: deploying, customizing and maintaining portal frameworks, including custom development of applications to assist with single sign-on authentication and extending the framework to meet multiple language needs.

- Collaboration: integration of today's hottest collaboration packages, from embedded awareness in applications to custom "Webinar" reservation management tools.

- Extension of Legacy Systems: extension of well-documented and developed legacy systems to the web for either secured or public access.

STORAGE AND DISTRIBUTION: The Company offers a competitive level of data security, backup and disaster recovery in order to ensure the integrity of the Company's clients' data. IceWEB has redundant production services, a 3-tier development cycle, tape backups and redundant connectivity.

CONSULTING SERVICES: The Company's consulting staff has years of experience in providing custom, rich-media solutions. The Company's consulting services include personalized project management, multimedia development, synchronization of media assets, application design and development, software integration, instructional design, graphic design, foreign language translations and delivery methods

SUPPORT AND MAINTENANCE SERVICES: The Company provides engineering and technical support to both government and commercial organizations. These services include everything from security and network analysis to full network technology refreshment and deployment. The Company also provides support and maintenance to ensure that its solutions are deployed correctly and continue to operate efficiently into the future.

MARKET AND TRENDS

The market for knowledge content and the management of that content is expanding, as thousands of websites are being "born" every day, with new and interactive content created at a staggering pace. Concurrently, broadband access in corporations has become the standard and the consumer market is following along, albeit at a slower pace. While the use of broadband technology started in the entertainment industry, its applications to online learning and corporate communications are rapidly advancing, especially in the B2B space. Tools for dynamically authoring and publishing rich media content have ignited a wave of technical opportunities, known today as Internet II. Wireless devices and PDA's are beginning to transfer digital images and sounds. Colleges are now offering degrees online and skills colleges are offering accreditation online.

According to varying sources, the current estimated market size for the Company's products and services is between $20 and $50 billion. The Company's goal is to attempt to achieve a one percent (1%) market share within five years or roughly $200 million in revenue, derived from some of the estimated potential 78,000,000 worldwide potential Company customers, as a result of having identified a market focal point in small to medium sized businesses and governmental organizations that rely on their websites for sales, image, information, training and the like.

SALES AND MARKETING

Direction: As with most companies, we sell our products primarily through our direct sales force and online website. We intend to expand our indirect sales channel through additional relationships with systems integrators, value-added resellers and original equipment manufacturers, and we generate leads through search engine optimization. Our fiscal 2005 marketing plan includes radio and print advertising, Webinars, Seminars and Tradeshows, Direct Mail, Email campaigns and customer-centric newsletters, Public Relations, as well as online Pay Per Click venues such as Overture, Google, and KnowledgeStorm. We also generate leads from a variety of sources, including businesses seeking partners to develop Web-based applications. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews.

Online Community Outreach: Web forums, chat rooms, and user groups will be marketed to online. Online communities are a critical component to "Buzz" marketing. Our low end products will be used as "freeware" to gain early adoption in the marketplace and to the open-source community. Loss leaders for our training classes are also being used to open doors in large government and commercial customers. Additional relationship marketing and community building methods to be used include; the use of events bulletin boards and expert discussions, online surveys and questionnaires to gather valuable feedback and encourage customer communications, the creation and seeding of focused user groups, adopting a charitable cause, initiating a referral program, building membership communities and services that revolve around IceWEB's offerings, and the development and support of customer evangelists that promote, and are promoted by IceWEB's products.

Partnerships: Established partnerships with major industry vendors will add value and distribution for our products.

Software Provider Channel (SPC): Currently, there are three corporations that utilize core IceWEB technology. There are licensing agreements in place that are starting to generate small revenue streams. The "SPC" is origin to a significant source of revenue since most provider sales and marketing efforts are vertically focused. The channel providers are utilizing IceWEB Technology to brand and market their own line of products

LearningStream.com User Interface (LUI): IceWEB has successfully sold hundreds of classes online. A need for subject matter experts and instructional designers has been identified. Similar to users of EBAY, these users can take their content and at anytime logon to the IceWEB LMS through LearningStream to create and publish a course. The course will have to pass scrutiny and upon acceptance by LearningStream staff will be published to the site for commerce sale. The goal is to have anyone in the world be able to find the pertinent information on any related topic. There is an abundance of free information on the Internet today, but specific subject matter is always a premium. Businesses and consumers are willing to pay for information. Once again, leveraging a user community can extend IceWEB reach.

We use a variety of marketing programs to build market awareness of our brand name, our products, and the company's technical qualifications as well as to attract potential customers for our products. A broad mix of programs are used to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, advertising, direct marketing and relationship marketing programs, seminars, trade shows and speaking engagements. Our marketing organization also produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

Intellectual Property: The Company spent approximately $600,000 in research and development over the last year to upgrade existing products.

STRATEGY

During fiscal 2005 the Company plans to greatly improve its technology in terms of features and usability. In this regard, the Company's strategic product objectives include (i) tighter integration of the Company's core products, IceWEB CMS and IceSHOW to form one comprehensive product solution set and serve as the basis for IceWEB's Smart Enterprise Suite, (ii) improved ease of use, and
(iii) greater business scalability (e.g., faster deployment of new customers onto IceWEB's products) through automated tools. The Company will also continue to enhance and expand its SES, as well as other complementary capabilities. Specific Company initiatives planned for this time period include the following:

ICEWEB CMS - During fiscal 2005, the Company plans to launch IceWEB CMS 3.0. This version of IceWEB CMS takes a major step forward in terms of usability by eliminating several complexities that existed in previous versions of the product. IceWEB CMS 3.0 will unify IceWEB CMS and the Company's IceSHOW E-Course Engine to create one product from the end user's perspective. IceWEB CMS 3.0 will provide the end user with powerful tools to manage not only text but also rich media in a "what you see is what you get" or WYSIWYG environment. IceWEB CMS 3.0 will provide a comprehensive rich media content management system coupled with modules for e-learning, content management and enterprise wide portal deployment features, in a single turnkey solution. Version 3.0 also will introduce several key features such as workflow, tested implementations on multiple database back-ends and a much improved user interface.

SMART ENTERPRISE SUITE (SES) - The Company intends to continue to focus on the development of its smart enterprise suite to help customers perform, communicate and reach their internal and external constituents, partners and customers more effectively. The Company's SES will be sold as a stand alone product suite or as a plug-in to a portal (intranet/extranet) framework, and be able to integrate with the industries' largest players (SharePoint, WebSphere, Plumtree, etc.). By using "Best of Breed" technology platforms, such as Microsoft.NET and open-source Java, IceWEB's SES will be both scalable and enterprise-ready, so as to be available and affordable to every business type.

OUTSOURCED NETWORK OPERATIONS - The Company is developing a network operations capability that will enable the Company to provide hosted content, network management, monitoring, and problem resolution of computer and communications problems to remote customer networks; so that customers will no longer need to implement an expensive network operations center of their own, and instead will be able to leverage the Company's technical expertise and cost effective managed/outsourced network and security operations center.

OUTSOURCED MESSAGING MANAGEMENT (ICEMAIL) - Outsourcing of email has become commonplace, yet finding Certified Network Administrators that are up to speed with the latest Microsoft Exchange capabilities is extremely difficult. To address this issue, the Company currently offers on-site Certified Administrators to help manage customer messaging environments. During fiscal 2005, the Company intends to expand its ability to offer customers hosted email via IceMAIL, taking the hardware costs, space and bandwidth issues away from the customer's bottom line. IceMAIL will provide small to medium sized businesses with hosted Microsoft Exchange services both through network as well as wireless access.

LEARNINGSTREAM.COM - The Company intends to develop LearningStream.com into a content aggregator for IceSHOW customers who would like to resell their content through a secondary channel. This service will be specifically developed for consumers to buy on-demand training on a range of topics, from IT Certification to Management Best Practices. To facilitate market acceptance of this product, the Company intends to form strategic relationships with content providers who are seeking the ability to break out of CD-based training to offer on-demand web learning.

ACQUISITIONS

The Company plans to continue to pursue strategic acquisitions that will broaden its product offerings and customer base, advance and expand its technological abilities, increase its cash flow and profitability, and diversify its operations. To this end, the Company publicly announced on November 18, 2004 that it had entered into a Letter of Intent to acquire PlanGraphics, Inc. ("PGRA"), a leading global provider of Geographic Information Systems ("GIS") consulting and design implementation and integration of e-government and information technology solutions, principally to state and local governments and public utilities. PGRA specializes in software applications, databases and data warehouses, and secure data communication networks that manage, access and leverage geographic (or spatial) information assets. PGRA's core competencies include:

o Enterprise spatial systems integration, including systems design through testing and operation as well as the migration of legacy systems to new systems

o        Spatial database management and integration

o Information systems that support emergency management and public safety, including assessment, planning, response, and recovery

o Non-emergency information management systems supporting decision making and constituent/customer relations

o Spatial application development, including web deployment for the internet, intranet, and extra-net applications

o Asset management systems for physical, infrastructure and real property information o Document and work management systems.

PGRA's domestic clients include such the New York City Department of Information Technology and Telecommunications, the U.S. Department of Housing and Urban Development, the City of Columbus, Ohio and New England Gas. International clients include the Sichuan Urban Environment Project Office in The People's Republic of China.

Subject to the successful consummation of the proposed PGRA transaction by the Company, the Company plans to integrate PGRA's technology into certain of its existing product offerings, and to attempt to build on the combined core competencies of the two companies in both web portal content management and geographic information systems to offer next generation homeland security, public and private sector security first responder portals. The Company believes that together with PGRA it will be uniquely positioned to aggressively pursue business intelligence and asset management opportunities on a global scale as governments and private enterprises seek to better facilitate their information systems and emergency preparedness technologies and infrastructure.

SALES AND MARKETING

The Company sells its products and services through its direct sales force, online and through strategic and channel partners. The Company's direct sales process typically includes a demonstration of individual product capabilities followed by one or more detailed technical reviews. The Company's employees utilize Company software to generate leads, sales, demos and references. The Company's websites all run on IceWEB CMS, and the Company's training resides on its intranet education portal.

The Company's online sales strategy includes generating leads through search engine optimization as well as through pay-per-click venues such as Overture, Google and KnowledgeStorm. Going forward, the Company intends to market online to web forums, chat rooms and user groups, critical components to "buzz" marketing. The Company plans to offer certain of its low end products as "freeware" to gain early adoption in the marketplace. The Company's training classes are also being used as loss leaders to open doors to large government and commercial customers. The Company expects to implement a variety of other online marketing initiatives as well, including event bulletin boards and expert discussions, online surveys and questionnaires to gather valuable feedback and encourage customer communications, focused user groups, referral programs, membership communities and services that revolve around the Company's product offerings, and the development and support of customer evangelists that promote, and are promoted by, the Company's products.

The Company's indirect sales channel strategy is to form additional relationships with systems integrators, value-added resellers and original equipment manufacturers to resell Company products and services. The Company also plans to generate leads from a variety of other sources, such as businesses seeking partners to develop Web-based applications. Because the Company's products are relatively inexpensive, easy to understand, sell and use, they lend themselves to distribution by third parties such as audio/video production companies, business centers and hosting/delivery vendors.

The Company complements its sales initiatives with a variety of marketing programs to build market awareness of the Company's brand name and products, and to attract potential customers. These marketing programs include market research, product and strategy updates with customers and industry analysts, public relations activities, radio and print advertising, direct marketing and relationship marketing programs, webinars, seminars, trade shows and speaking engagements. The Company's marketing organization also produces marketing materials in support of prospective sales to new customers, including brochures, data sheets, white papers, presentations and demonstrations.

COMPETITION

The Company's competitors include portal vendors, application service providers, software vendors, systems integrators and information technology consulting service providers who offer some or all of the same products as the Company to the small to medium sized business and government markets. IceWEB's competitors, particularly for larger customers within the Company's target markets, include Plumtree, Vignette, Hummingbird, Websphere, Oracle, SAP and Microsoft's content management system. The Company's competitive strategy is to undercut the pricing model of its competitors while delivering a higher value to customers and building brand name recognition for the Company and its products.

There are relatively low barriers to entry into the Company's business, and the Company does not believe its proprietary technology would preclude or inhibit competitors from entering its markets. As such, the Company anticipates that new entrants will try to develop competing products and services as well as new forums for conducting eCommerce that could be deemed competitors. However, the Company believes it can continue to compete successfully by relying on the Company's established infrastructure, marketing strategies, systems and procedures, by continuing to add additional products and services in the future, by periodically revising its methods of doing business and by continuing its expansion into international markets, where the Company believes there is an overall lower level of competition.

TECHNOLOGY

The Company has engineers on staff with expertise in Microsoft.NET, IBM Domino and Java technologies. In addition, the Company has developed relationships with Sun Microsystems, RSA Security, Cisco Systems, SonicWall, Good Technologies and SurfControl Incorporated, enabling enhanced product and service solutions that combine the expertise of the Company's engineering staff with the product offerings of some of the leaders in the technology space. This is believed to be significant for the Company's growing customer base in the integration and customized software and services sector of the Company's business.

The Company's software is designed for Microsoft's Windows Operating Systems and applications that use Microsoft's SQL 7 database software. The majority of the Company's applications are based on client-server technology. The authoring and content management application software has been developed using a combination of C++, ColdFusion, Javascript, ASP, VBscript, Java and Flash. Since a majority of the processing is done on the server, clients only need a browser to author and manage their web content.

The Company believes that it successfully surmounted a significant product development challenge by leveraging the capabilities of the Microsoft.NET development environment and integrating many of the disparate technologies driving the Company's core software platforms. All of the Company's products utilize their original technology in one form or another. By leveraging the code of existing products, the Company has been able to decrease product development costs, shorten time to market and realize revenues from new products quickly. This has also provided a significant advantage to the Company's customers, enhancing the stability of new software versions and new product offerings and reducing the effort required to upgrade or deploy the Company's software.

In summary, fiscal 2004 was a positive year for the Company's technology, as we launched more customers on our technology in fiscal 2004 than in the two previous fiscal years combined and effectively quadrupled the number of customers using our products over the previous two years. Fiscal 2004 also saw the transition from a Java based environment to a Microsoft DotNet technology for all of our products and services. With this transition, the Company has made great strides on several fronts, including usability, stability, overall quality and most importantly scalability of our products. Scalability of our products have been tested with real world customer deployments, and have provided us with positive validation of our engineering design objectives. The transition to the DotNet technology has allowed the Company to expand our product offerings and provide customers with a more cost effective and faster to market set of solutions.

Fiscal 2004 was also a favorable year in terms of deployment. In addition to a steep rise in the number of deployments per quarter, the time to deploy a web presence within an enterprise or on the Internet using Company software was dramatically reduced. Deployment operations that took one to two weeks in prior years now take a few hours. By improving internal processes to gain efficiencies and building several tools internally to automate manual and time intensive tasks, the Company's engineering staff has accomplished all its goals for fiscal 2004 and in many respects exceeded its objectives.

TECHNOLOGY OUTLOOK 2005

Building on our performance in 2004, the future of the Company's product technology strategy for fiscal 2005 comprises three key objectives:

o        Core product development: CMS, LMS, Commerce

o Dotnetnuke module development such as: Calendars, catalogs, rss readers, website skins

o        Integration services

IceWEB will continue to follow Microsoft's products strategy on .Net application development with a specific focus on the integration of applications for the dot net nuke framework. We will continue developing our products within the open source environment thus enabling IceWEB to deploy applications faster and more affordable.

The modules will be sold via commercial open source channels i.e.
www.snowcovered.com and as a yearly license subscription. This approach fosters continued progress of the open source movement.

PRIMARY RISK FACTORS

The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. As a result, the Company will encounter various risks in implementing and executing its business strategy and we can provide no assurance that we will be successful in addressing such risks, and note that our failure to do so could have a material adverse effect on our business. Specific risks facing the Company include, but are not limited to the following.

THE COMPANY HAS A HISTORY OF LOSSES AND ITS FUTURE RESULTS ARE UNCERTAIN

For the twelve months ended September 30, 2004, the Company increased revenue approximately 296% to $6,662,652 compared to total revenue of $1,681,505 for the twelve month period ended September 30, 2003. During this same period the Company reported a net loss of $1,087,008, and for the year earlier twelve month period a net loss of $105,844. There can be no assurance that the Company will ever achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis. The Company's prospects must be considered in light of the risks, and uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will ever achieve a continual profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.

THE COMPANY WILL REQUIRE ADDITIONAL FINANCING WHICH THE COMPANY MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS

The Company's internal growth strategy will require additional working capital in the very near future. The amount and timing of this additional working capital is dependent upon a number of factors, including how rapidly the Company expands its operations, the Company's ability to grow its revenues, the success or failure of the proposed PlanGraphics acquisition and the integration of same, and the Company's ability to effectively manage its business.

To fund its existing operations and future product development and growth strategy, the Company may seek to raise additional capital through the issuance of debt, the sale of equity, or a combination of debt and equity. If the Company raises additional capital through the issuance of debt, this will result in increased interest expense and greater Balance Sheet leverage. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership by existing stockholders will be reduced, and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to the Company's common stock and senior to warrants to purchase common stock. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. The Company's business could suffer if it is unable to raise the additional funds timely on acceptable terms.

THE COMPANY IS DEPENDENT ON ITS MANAGEMENT. THE COMPANY'S MANAGEMENT HAS LIMITED EXPERIENCE IN THE INTERNET INDUSTRY. THE COMPANY'S MANAGEMENT CONTROLS THE COMPANY'S OPERATIONS

The Company is dependent upon the services of John R. Signorello, the Company's Chairman and Chief Executive Officer, and other members of the Company's senior management team. The Company is not a party to a written employment contract with Mr. Signorello or with a number of the Company's other officers, and the loss of one or more of these individuals could have a material adverse affect on the Company's business and operations.

While the Company's management has experience in various aspects of the technology industry in general, they have limited experience within certain of the Company's target markets. Should the proposed PlanGraphics merger be completed, the Company's current management team has no experience in the Geographic Information Systems (GIS) business and, hence, will rely on PlanGraphics management and/or third party managers and consultants to guide Company management in the GIS business. While the Company does not believe this limited experience will adversely affect the Company's ability to continue to implement the Company's business plan, the Company cannot know with certainty that this assumption is correct. If the Company should be required to hire additional employees who are specialists in the Company's market segments, the Company cannot guarantee that it will be able to secure the services of these individuals upon terms and conditions which are reasonable to the Company.

THE COMPANY'S ABILITY TO GENERATE REVENUES COULD BE ADVERSELY AFFECTED BY SYSTEMS INTERRUPTIONS

The Company's ability to generate revenues depends, in part, on the ability of the Company's customers to reliably access servers and on the appeal of the Company's web site and product offerings. Any system interruptions that result in the unavailability of the Company's IT systems could reduce the attractiveness of the Company's products and services. Like many companies whose operations are dependent upon IT systems, the Company has occasionally experienced system interruptions in the past, and it is likely that the Company will continue to experience system interruptions from time to time in the future.

THE COMPANY WILL BE REQUIRED TO MAKE SOFTWARE AND HARDWARE UPGRADES TO REMAIN COMPETITIVE

The Company will be required to add additional software and hardware and further develop and upgrade the Company's existing technology. Any delay or inability on the Company's part in upgrading its systems or technology may cause unanticipated system disruptions, slower response times, impaired quality and or delays in reporting information. There can be no assurance that the Company will be able to accurately project the rate of increases, if any, in the use of the Company's web site or in a timely manner upgrade the Company's existing systems. Any inability to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

THE COMPANY DOES NOT HAVE A DISASTER RECOVERY PLAN

The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. The Company's headquarters are physically located in Fairfax County, Virginia, a Washington, DC suburb, in close proximity to the US Capitol, White House, Pentagon, CIA, and numerous other agencies within the intelligence community. All these government installations are considered potential targets of any future terrorist attacks. The Company does not currently have a disaster recovery plan, and the Company does not carry business interruption insurance to compensate the Company for losses that may occur. The Company is also vulnerable to computer viruses and/or physical disruptions, which could lead to interruptions, delays, loss of data or the inability to accept orders. The occurrence of any of the foregoing events could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

THE COMPANY'S MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS AND TO MANAGE THE COMPANY'S GROWTH, AND IT MAY BE UNABLE TO FULLY REALIZE ANY ANTICIPATED BENEFITS OF ANY ACQUISITION

The Company's business strategy includes growth through acquisition and internal development. The Company is subject to various risks associated with the Company's growth strategy, including the risk that the Company will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. Acquired companies' histories, geographical locations, business models and business cultures can be different from the Company's in many respects. In June 2001, the Company acquired the assets of LearningStream, Inc., and the Company is still in the process of integrating its operations into the Company's. Numerous acquisitions have been consummated since that date, some of which are likewise still in the process of being integrated into the Company's operations. If the Company should consummate one or more acquisitions, the Company's directors and senior management will face a significant challenge in their efforts to integrate the Company's business and the business of the acquired companies or assets, and to effectively manage the Company's continued growth. There can be no assurance that the Company's efforts to integrate the operations of any acquired assets or companies acquired in the future will be successful, that the Company can manage its growth or that the anticipated benefits of these proposed acquisitions will be fully realized. The dedication of management resources to these efforts may detract attention from the Company's day-to-day business. There can be no assurance that there will not be substantial costs associated with these activities or of the success of the Company's integration efforts, either of which could have a material adverse effect on the Company's operating results.

THE COMPANY'S STRATEGY OF SEEKING JOINT VENTURES OR STRATEGIC ALLIANCES MAY BE UNSUCCESSFUL

The Company may also choose to expand the Company's operations by entering into joint ventures or other strategic alliances with other parties. Any such transaction would be accompanied by the risks commonly encountered in such transactions. These include, among others, the difficulty of assimilating the operations and personnel, vicarious liability for the acts or omissions of joint venture partners, and other various factors. There can be no assurance should the Company enter into any strategic alliance with a third party that the Company will be successful in overcoming these risks or any other problems encountered in connection with joint ventures or other strategic alliances, or that such transactions will not have a material adverse effect on the Company's business, financial condition and results of operations.

THE SUCCESS OF THE COMPANY'S GROWTH STRATEGY IS DEPENDENT ON CONTINUED GROWTH OF THE INTERNET

The Company's Internet strategy is a key component in the Company's overall business strategy. Future sales and profits, which may come, if any, depend in part upon the widespread acceptance and use of the Internet as an effective medium of business and communication. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce.

The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. The success of the Company's business strategy will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services.

GOVERNMENTAL REGULATION OF THE INTERNET AND DATA TRANSMISSION OVER THE INTERNET COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS

Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The laws regarding the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing privacy, libel and taxation apply. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to Internet businesses could adversely affect the Company's ability to attract and serve customers.

THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED IF THE COMPANY DOES NOT KEEP UP WITH TECHNOLOGICAL CHANGES

The Internet is characterized by technological change. The Company's success will depend, in part, on the Company's ability to enhance its existing services, develop new services that address the needs of the Company's prospective customers and respond to technological advances and practices on a timely basis. The development of a web site entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt the Company's web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY COMPETE

The Company operates in a competitive segment of a highly competitive industry. Most of the Company's competitors do not yet offer the full range of Internet professional services that the Company believes its target market requires, but many are currently offering some of these services. These competitors at any time could elect to focus additional resources in the Company's target markets, which could materially adversely affect the Company's business, prospects, financial condition and results of operations. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than the Company. In addition, in pursuing strategic acquisition opportunities, the Company may compete with other companies with similar growth strategies, some of which may be larger and have greater financial and other resources than the Company does. Competition for acquisition targets could also result in increased prices and a diminished pool of companies available for acquisition.

THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS

No dividends have been paid on the Company's common shares in the past, and the Company does not anticipate the payment of cash dividends on shares of the Company's common stock in the foreseeable future. If the Company's operations become profitable, it is anticipated that for the foreseeable future any income received therefrom would be devoted to the Company's future operations and that cash dividends would not be paid to the Company's stockholders.

THERE IS A LIMITED PUBLIC MARKET FOR THE COMPANY'S COMMON SHARES, AND IF AN ACTIVE MARKET DOES NOT DEVELOP, INVESTORS MAY HAVE DIFFICULTY SELLING COMMON SHARES OBTAINED THROUGH PURCHASE OF UNITS AND THROUGH EXERCISE OF THE DETACHABLE WARRANTS

There is a limited public market for the Company's common stock. The Company cannot predict the extent to which investor interest in the Company will lead to the development of an active trading market or how liquid that trading market might become or remain. If a trading market does not develop or is not sustained, it may be difficult for investors to sell shares of the Company's common stock at a price that is attractive. As a result, an investment in the Company's Units may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

THE COMPANY'S BOARD OF DIRECTORS HAS THE AUTHORITY TO ISSUE PREFERRED STOCK WHICH IF ISSUED COULD BE HIGHLY PREJUDICIAL TO HOLDERS OF COMMON STOCK

The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 1,000,000 shares of preferred stock, in one or more series and to fix the privileges and rights of each series; none of which are currently issued or outstanding. These privileges and rights may be greater than those of the common stock. The Company's Board of Directors, without further stockholder approval, can issue preferred stock with voting, conversion or other rights that could adversely affect the voting power and other rights of the holders of common stock. This type of "blank check preferred stock" makes it possible for the Company to issue preferred stock quickly with terms calculated to delay or prevent a change in the Company's control or make removal of the Company's management more difficult. The issuance of this preferred stock could be highly prejudicial to common stock holders.

CERTAIN OF THE COMPANY'S SUBSIDIARIES ARE INVOLVED IN BUSINESSES WITH RISKS FOR WHICH THEY ARE NOT INSURED

The Company's Integrated Power Solutions, Inc. (IPS) subsidiary sells uninterruptible power supplies (UPS) that back up substantial computer networks. If a UPS sold by IPS were to fail and bring down a large computer network, IPS and the Company could both be sued for damages caused by this failure. IPS and the Company's current insurance coverage may not cover all of the damages resulting from such a catastrophe. The Company's Seven Corporation subsidiary performs computer network engineering services for the District of Columbia government in mission critical areas of the government. Were a District of Columbia government network to fail, Seven Corporation and the Company could both be sued for damages caused by this failure. Seven Corporation and the Company's current insurance coverage may not cover all of the damages resulting from such a catastrophe. Other Company divisions carry comparable risks.

THE COMPANY IS A HOLDING COMPANY WITH MULTIPLE SUBSIDIARIES. LIABILITIES OF ANY ONE OR MORE OF THESE SUBSIDIARIES COULD BE IMPOSED ON OTHER OF THE SUBSIDIARIES OR ON THE COMPANY

The Company is a holding company with multiple operating subsidiaries. These subsidiaries work together from time to time. Were litigation to be instituted, a successful plaintiff might attempt to "pierce the corporate veil" or seek "reverse veil piercing" of one of the Company's subsidiaries and attempt to hold another subsidiary and/or the Company itself liable for the alleged wrongdoing of the subsidiary principally targeted by the litigation. Were the plaintiff in such litigation successful, the resulting judgment could be highly prejudicial to the corporation or other business entity subsidiary of the Company and/or highly prejudicial to the Company itself were a judgment entered against the subsidiary not directly responsible for the alleged wrong and/or against the Company itself.

THE PLANGRAPHICS MERGER MAY NOT MATERIALIZE, OR IF IT DOES IT MAY NOT BE SUCCESSFULLY INTEGRATED INTO THE COMPANY

The Company has entered into a letter of intent to acquire, by way of merger, PlanGraphics, Inc. Such proposed acquisition is subject to a number of closing conditions as well as completion of due diligence by the Company and approval of the PlanGraphics shareholders. The Company can give no assurances that the proposed merger with PlanGraphics will in fact be consummated, or if consummated will be successfully integrated into the Company's ongoing business operations. PlanGraphics has a history of losses, and while the Company believes it can generate substantial savings from synergies between the two companies, no assurances can be given that such synergies or savings associated therewith will in fact materialize. As such, should the proposed acquisition of PlanGraphics in fact be consummated by the Company, no assurances can be given that the Company will in fact be able to achieve profitability with its PlanGraphics acquisition.

THE COMPANY EXECUTED A FORBEARANCE AND CONSENT AGREEMENT WITH ITS PRINCIPAL LENDER COMERICA BANK ON NOVEMBER 17, 2004.

As of November 17, 2004, the Company was in technical default of the loan covenants under the terms of the loan agreements between the Company and Comerica Bank, which provides the Company with a $500,000 secured credit line. The technical defaults are a failure, as of August 31, 2004 and thereafter, to maintain a so-called "quick ratio" of 1.0 to 1.0 and a tangible net worth of $190,000. Comerica and the Company entered into a forbearance agreement under which Comerica will forbear in taking action against the Company for these technical defaults until at least February 28, 2005, by which time the Company believes it will once again be in compliance with the existing loan covenants. However, should the Company be unable to cure these defaults, Comerica Bank could, following the conclusion of the forbearance period, foreclose on all or a portion of the collateral in which Comerica holds a senior security interest (which includes capital stock in operating subsidiaries of the Company, cash and accounts receivable) and thereby severely prejudice the Company. To cure this default, the Company commenced a private placement of shares of its common stock during the month of December 2004 and in connection therewith is seeking to raise up to an additional $1,250,000. As of January 12th 2005 the Company has received proceeds of $500,000, which amount is sufficient to cure the Company's technical default with Comerica bank. The Company anticipates that this private placement will be completed prior to February 28, 2005, although no assurance can be given that the Company will be successful in this regard.

EMPLOYEES

As of September 30, 2004, IceWEB employed a total of 41 employees and 12 consultants, all of whom work full-time. The Company has no collective bargaining agreements with any unions and believes that the overall relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 12,000 square feet of office space on a nineteen (19) month sub-lease that ends on December 31, 2005, for an average of approximately $11,437 per month through December 2005. The Company believes that these facilities are adequate to meet current and foreseeable requirements and that suitable additional or substitute space will be available on commercially reasonable terms if needed.

The Company also leases 2,000 square feet of office space that ends on June 30, 2005 at 1455 Pennsylvania Ave. NW Washington DC. The price per month is $2,100.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004, through the solicitation of proxies or otherwise. Effective as of October 13th 2004, the Company affected a 10 for one forward split of its common stock in accordance with the 14C filed with the SEC. Other than the foregoing the company has submitted no matters to a vote of security holders during fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTCBB under symbol ICEW. On September 30, 2004, there were 488 registered holders of record of our common stock. The high and low common stock prices per share were as adjusted for the 10 for one forward split effective on October 12th is as follows:

QUARTER ENDED                   DEC. 31       MAR. 31      JUNE 30      SEPT. 30

FISCAL 2003
COMMON STOCK PRICE PER SHARE:

High                            $0.023        $0.021       $0.031        $0.044
Low                             $0.010        $0.010       $0.009        $0.019
--------------------------------------------------------------------------------

FISCAL 2004
COMMON STOCK PRICE PER SHARE:

High                            $0.041        $0.065       $0.051        $0.059
Low                             $0.016        $0.016       $0.032        $0.024
--------------------------------------------------------------------------------

FISCAL 2005
COMMON STOCK PRICE PER SHARE:

High                            $0.047
Low                             $0.030
--------------------------------------------------------------------------------

As of September 30, 2004, the Company had 434,399,240 shares of Common Stock issued and 421,299,240 outstanding with a par value of $0.001 per share as adjusted for the 10 for one forward split effective on October 12th are as follows. Quotations above reflect reported historical quotes obtained from Bigcharts.com and Yahoo.com as adjusted for the 10 for one forward split effective on October 12th are as follows, without retail markup, mark down or commission, and may not represent actual transactions As of January 12th, 2005 the stock price for our common shares was .038 cents.

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

RECENT SALES OF UNREGISTERED SECURITIES

No sales of unregistered securities took place during the 4th quarter of fiscal 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

IceWEB, Inc. is a diversified technology company headquartered in Herndon, VA, with satellite offices in Portland, OR, Miami, FL and Charlotte, NC. Since our formation in 2001, our business plan has evolved. Part of this evolution has not only effected the technical direction of our product line, but has altered our approach to growth. As with most small startups, we were adversely affected by the terrorist's attacks of September 11, 2001. Economic conditions post-9/11 dictated a conservative approach to organic growth through research and development of products and shifted our expansion focus towards government contracts and growth by acquisitions. As a result, we have completed five transactions in the last 24 months. We believe that these acquisitions and the internal growth over the last 24 months have positioned our Company uniquely to deliver an integrated solution of customized software, services and hardware. Today, we offer skilled technical consulting services, a full catalog of third party hardware and software and a branded suite of online training, content management (CMS), collaboration, portal and integration products.

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

In reaction to customer demands and recent market data from organizations such as Gartner, we have over the last six months made an internal investment of approximately $300,000 in research and development in order to consolidate our suite of products into a single Smart Enterprise Suite offering for small and medium sized businesses and government institutions. Our goal is to launch the Smart Enterprise Suite at the end of the second quarter of fiscal 2005. In the third quarter of fiscal 2003 we launched, IPS, a subsidiary which is an offshoot of our integration business to supply networking infrastructure and support for government and commercial customers.

Our client base has also broadened over the last three quarters by marketing and selling our products, services and solutions to businesses, nonprofits and government institutions in two key regions - Metropolitan Miami, Florida and Metropolitan Washington, D.C. Washington, D.C. provides us with certain key advantages including proximity to the Federal government and many of the large systems integrators who work directly with Federal customers and the region's traditional economic condition which tends to be more stable and self-sustaining than other regions. Miami and its surrounding areas were targeted because they provide us with the opportunity to expand our reach in the hospitality vertical market, due to its destination as a vacation spot.

In order to reach potential customers in these key areas, we are utilizing a combination of direct sales, lead generation activities, web site marketing, search engine optimization and strategic partnerships. In addition, we believe that the contracts obtained during recent acquisitions, combined with the breadth and depth of experience of our management team, have created momentum in consulting services sales

We have been the subject of a going concern opinion from our independent auditors.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2004, and 2003 financial statements which states that our Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition - Generally, revenues from sales of products are recognized when products are shipped unless we have obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract. We use the Percentage of Completion method to recognize revenue and expense from contracts extending through fiscal quarters. Revenue from services is recorded each month as it is earned. Customers are generally billed every two weeks based on the units of production for the project. Each project has an estimated total which is based on the estimated units of production and agreed upon billing rates.

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

RESULTS OF OPERATIONS

REVENUES

We generate revenues from application development and network management services and integration technology, infrastructure solutions and third party hardware sales. For the year ended September 30, 2004, approximately 45% and approximately 55%, respectively, were derived from these sources. For the year ended September 30, 2004, we generated revenues of $6,662,652 compared to $1,681,505 for the prior year ended September 30, 2003, an increase of approximately 296%. The primary reason for the increases in our revenues is the successful integration of the subsidiaries acquired over the last 18 months.

COST OF SALES

Our cost of sales consists of products purchased for resale, salaries of technical personnel, third party contractors, hosting and sales commissions. For the year ended September 30, 2004, cost of sales was $5,015,494, or approximately 75% of revenues, compared to $1,264,338, or approximately 75% of revenues, for the prior year ended September 30, 2003. There was no change in our gross margin percentages from the prior fiscal year. The primary reason is that over the course of the year, we increased the sales of both the services and infrastructure and hardware, at an equal rate.

TOTAL OPERATING EXPENSES

Our total operating expense increased approximately 301% for the year ended September 30, 2004 as compared to the year ended September 30, 2003. These increases include:

Marketing and Selling - our marketing and selling expense consists of personnel costs, public relations, advertising, marketing programs, lead generation, travel and trade shows. For the year ended September 30, 2004, marketing and selling costs were $125,414 as compared to $20,104 for the prior year ended September 30, 2003, an increase of $105,310 or approximately 524%. These increases were the result of additional marketing personnel, trade show events, online web marketing, advertising and print advertising during fiscal 2004.

Research and development - our research and development expense consists primarily of personnel costs related to the development of the software products. For the year ended September 30, 2004, research and development expenses were $580,053 as compared to $0 for the prior year ended September 30, 2003. The research and development expenses in fiscal 2004 are related to efforts to further develop and enhance certain software products acquired by us during this fiscal year.

General and administrative expense - our general and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and corporate governance and compliance. For the year ended September 30, 2004, general and administrative expenses were $1,947,392 as compared to $560,245 for the prior year ended September 30, 2003, an increase of $1,387,147 or approximately 247%. These increased general and administrative expenses reflect increases in personnel costs and other fixed expenses resulting from acquisitions made by us during fiscal 2004. Like many companies that grow through mergers and acquisition, we have recently experienced attrition in our technical consulting division. This attrition has not presently impacted client delivery as there is skill set overlap in many areas. As we continue to implement our business strategies, we expect general and administrative expenses to potentially decrease as a percentage of sales due to the process efficiencies we have already put in place. At this time, we do not anticipate any significant changes in the number of employees through hiring or firing practices, however, any additional acquisitions could result in increased general and administrative expenses.

DEPRECIATION EXPENSE

Depreciation expense is provided by use of the straight-line method over the estimated useful lives of the assets. The property and equipment are stated at cost. For the year ended September 30, 2004, depreciation expense was $52,716 as compared to $95,242 for the prior year ended September 30, 2003. The decrease is primarily due to the fact that the majority of the assets have already been fully depreciated.

INTEREST EXPENSE

Interest expense consists primarily of the amounts accrued on the notes payable to John R. Signorello and a third party shareholder as described in Note 5 of the Notes to Consolidated Financial Statements and the interest paid to Comerica Bank on the line of credit as described in Note 6 of the Notes to Consolidated Financial Statements, appearing elsewhere herein. For the year ended September 30, 2004 interest expense was $60,879 as compared to $30,736 for the prior year ended September 30, 2003.

INCOME TAXES

Because we incurred net operating losses in the years ended September 30, 2004 and 2003, we paid no federal, state or foreign income taxes in those periods. We have also not recognized any tax benefits for the related tax operating loss carry forwards and may not until we conclude that such benefits will be utilized.

Overall, our loss was ($1,087,008) or ($.00) per share for the fiscal year ended September 30, 2004 compared to ($105,844) or ($.00) for the prior year ended September 30, 2003. The increased loss per share in 2004 is due primarily to the increased expenses due to the acquisitions that occurred during the year, which include cost for research and development of the software products acquired.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had a cash balance of $178,781 and a working capital deficit of $1,049,557. The report of our independent auditors on our financial statements for the year ended September 30, 2004 contains an explanatory paragraph regarding our ability to continue as a going concern. Net cash used in operations was ($794,861) for the year ended September 30, 2004, as compared to net cash used in operations of ($204,090) for the prior year ended September 30, 2003. For the year ended September 30, 2004, we used cash to fund our loss of ($1,087,008) offset by non-cash items such as depreciation expense of $52,716 and common stock issued for a settlement in the amount of $2,600, as well as changes in assets and liabilities of $236,831.

Net cash provided by investing activities for the year ended September 30, 2004 was $27,454 as compared to net cash used in investing activities of ($215,629) for the prior year ended September 30, 2003. For the year ended September 30, 2004, we used ($10,183) in capital expenditures and received $37,637 in cash from the acquisition of subsidiaries. For the year ended September 30, 2003, we used ($40,763) in capital expenditures and recorded ($174,866) in goodwill related to the acquisitions of Interlan Corporation and The Seven Corporation.

Net cash provided by financing activities for the year ended September 30, 2004 was $841,874 as compared to $515,023 for the prior year ended September 30, 2003. For the year ended September 30, 2004, we received $334,269 from the line of credit as described in Note 6 of the Notes to Consolidated Financial Statements appearing elsewhere herein. We also received $413,600 from the sale of common stock, $85,311 from the exercise of common stock options, and $21,694 in net proceeds from related parities. This is offset by the re-purchase of 1,300,000 shares of common stock for ($13,000).

Our operations continue to use more cash than they currently generate. We have expended funds not only for our continuing operations but to fund research and development costs associated with our software. We currently do not have any commitments for capital expenditures. Because of the continued need for substantial amounts of working capital to fund the growth of the business and to pay our operating expenses, we expect to continue to experience negative operating and investing cash flows for the foreseeable future. While we presently expect an increase in software and network engineering services as well as third party hardware sales into fiscal 2005, which would have a positive effect on the operating cash flow, as a result of the current uncertainty of the these revenues it is likely that our existing working capital will not be sufficient to fund the continued implementation of our plan of operation during the next 12 months and to meet our capital commitments and general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require, however, in order to provide any additional working capital which we may require, we will in all likelihood be required to raise additional capital through the sale of equity or debt securities. We currently have no commitments to provide us with any additional working capital and there are no assurances additional working capital will be available to us when needed, if at all. If we do not have sufficient working capital to fund our ongoing operations, our ability to implement our business model and continue to grow our company will be adversely affected.

As of November 17, 2004, the Company was in technical default of the loan covenants under the terms of the loan agreements between the Company and Comerica Bank, which provides the Company with a $500,000 secured credit line. The technical defaults are a failure, as of August 31, 2004 and thereafter, to maintain a so-called "quick ratio" of 1.0 to 1.0 and a tangible net worth of $190,000. Comerica and the Company entered into a forbearance agreement under which Comerica will forbear in taking action against the Company for these technical defaults until at least February 28, 2005, by which time the Company believes it will once again be in compliance with the existing loan covenants. However, should the Company be unable to cure these defaults, Comerica Bank could, following the conclusion of the forbearance period, foreclose on all or a portion of the collateral in which Comerica holds a senior security interest (which includes capital stock in operating subsidiaries of the Company, cash and accounts receivable) and thereby severely prejudice the Company. To cure this default, the Company commenced a private placement of shares of its common stock during the month of December 2004 and in connection therewith is seeking to raise up to an additional $1,250,000. As of January 12th 2005 the Company has received proceeds of $500,000, which amount is sufficient to cure the Companies technical default with Comerica bank. The Company anticipates that this private placement will be completed prior to February 28, 2005, although no assurance can be given that the Company will be successful in this regard.

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

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IceWEB, Inc.

We have audited the accompanying consolidated balance sheet of IceWEB, Inc. and Subsidiaries as of September 30, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IceWEB, Inc. and Subsidiaries, as of September 30, 2004 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company had net losses and cash used in operations of $1,087,008 and $794,861 respectively, for the year ended September 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/ Sherb & Co., LLP
                                        Certified Public Accountants

New York, New York
January 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of IceWEB, Inc. and subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of IceWEB, Inc. and subsidiaries for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Daszkal Bolton LLP

Daszkal Bolton LLP
Boca Raton, Fl
January 14, 2004

                          Iceweb, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004

 Assets

 Current assets:
      Cash                                                          $   178,781
      Accounts receivable, net                                        1,062,707
 ------------------------------------------------------------------------------
      Total current assets                                            1,241,488

 Property and equipment, net                                             86,251
 Goodwill                                                             1,812,999
 Deposits                                                                16,170

 ------------------------------------------------------------------------------
 Total assets                                                       $ 3,156,908
 ------------------------------------------------------------------------------

 Liabilities and stockholders' equity

 Current liabilities:

      Note payable                                                  $   461,269
      Accounts payable                                                1,233,708
      Accrued expenses                                                  152,577
      Deferred revenue                                                   19,030
      Notes payable - related parties                                   424,461

 ------------------------------------------------------------------------------
 Total current liabilities                                            2,291,045
 ------------------------------------------------------------------------------

 Stockholders' equity:

 Preferred stock (par value $.001;  1,000,000 shares
  authorized and no shares issued and outstanding)                            -
 Common stock (par value $.001; 1,000,000,000 shares authorized,
  434,399,240 issued, and 421,299,240 outstanding)                      434,399
 Subscription receivable                                                (52,000)
 Additional paid in capital                                           4,145,404
 Accumulated deficit                                                 (3,648,940)
 Treasury Stock, at cost, (13,000,000 shares)                           (13,000)
 ------------------------------------------------------------------------------

 Total stockholders' equity                                             865,863

 ------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                         $ 3,156,908
 ------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                          Iceweb, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended September 30, 2004 and 2003

                                                2004                   2003
                                           ------------------------------------

 Revenue                                   $  6,662,652             $ 1,681,505

 Cost of sales                                5,015,494               1,264,338
 ------------------------------------------------------------------------------

 Gross profit                                 1,647,158                 417,167

 Operating expenses

      Marketing and selling                     125,414                  20,104
      Stock compensation expense                  2,600                       -

      Research and development                  580,053                       -
      Depreciation expense                       52,716                  95,242
      General and administrative              1,947,392                 560,245
 ------------------------------------------------------------------------------

        Total operating expense               2,708,175                 675,591

 Operating loss                              (1,061,017)               (258,424)

 Rental revenue                                  34,888                       -

 Change in estimate                                   -                 183,316
 Interest expense                               (60,879)                (30,736)

 ------------------------------------------------------------------------------
 Net loss                                  $ (1,087,008)            $  (105,844)
 ------------------------------------------------------------------------------

 Basic & diluted loss per common share     $      (0.00)            $     (0.00)
 ------------------------------------------------------------------------------

 Weighted average common shares
  outstanding - basic and diluted           403,949,470             319,004,670
 ------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                                                   Iceweb, Inc. and Subsidiaries
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          For the years ended September 30, 2004 and 2003
                                Common Stock         Subscription  Additional  Accumulated       Treasury Stock
                              Shares       Amount     Receivable    Paid-In      Deficit        Share       Amount       Total
                            -----------   --------   ------------  ----------  -----------   -----------   --------    ----------
Balance at
 September 30, 2002         301,128,780   $301,130     $      -    $1,341,049  ($2,456,088)            -   $      -    $ (813,909)
Common stock issued          47,700,000     47,700            -       374,300            -             -          -       422,000
Equity issued for services    1,680,000      1,680            -        47,480            -             -          -        49,160
Common stock issued
 in satisfaction                                                                         -
 of liabilities               5,500,000      5,500            -       104,965            -             -          -       110,465
Common stock issued in
 acquisitions                 5,000,000      5,000            -        91,000            -             -          -        96,000
Net loss for the year                 -          -            -             -     (105,844)            -          -      (105,844)

                            -----------------------------------------------------------------------------------------------------
Balance at
 September 30, 2003         361,008,780    361,010            -     1,958,794   (2,561,932)            -          -      (242,128)

Sale of common stock         31,200,000     31,200            -       382,400            -             -          -       413,600
Common stock issued in
 acquisitions                30,310,460     30,309           -      1,676,179            -             -          -     1,706,488
Common stock issued for
 the exercise of common
 stock options               12,080,000     12,080      (52,000)      125,231            -             -          -        85,311
Common stock issued for
 settlement                     100,000        100            -         2,500            -             -          -         2,600
Common stock cancelled         (300,000)      (300)           -           300            -             -          -             -
Treasury stock                        -          -            -             -            -   (13,000,000)   (13,000)      (13,000)
Net loss for the year                 -          -            -             -   (1,087,008)            -          -    (1,087,008)

                            -----------------------------------------------------------------------------------------------------
Balance at
 September 30, 2004         434,399,240   $434,399     $(52,000)   $4,145,404  ($3,648,940)  (13,000,000)  $(13,000)  $   865,863
                            =====================================================================================================

                                    See accompanying notes to consolidated financial statements


                                                              Page 23

                                            Iceweb, Inc. and Subsidiaries
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the years ended September 30, 2004 and 2003
                                                                                    2004                    2003
                                                                                ------------             -----------
CASH FLOWS FROM OPERATIONS:
     Net loss                                                                   $ (1,087,008)            $  (105,844)
     Adjustments to reconcile net loss to net cash in operating activities:

     Common stock and options issued for settlement                                    2,600                      -
     Depreciation                                                                     52,716                  95,242
     Changes in operating assets and liabilities, net of acquisitions:
     (Increase) decrease in:
     -----------------------
     Accounts receivable                                                            (672,934)               (303,201)
     Prepaid expense                                                                   8,056                    (938)
     Deposits                                                                         (3,505)                 (3,132)
     Increase (decrease) in:
     -----------------------
     Accounts payable                                                                856,363                   9,163
     Accrued expense                                                                  43,236                  91,700
     Deferred revenue                                                                  5,615                  12,920

--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                               (794,861)               (204,090)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                              (10,183)                (40,763)

     Cash acquired in acquisitions, net                                               37,637                       -

     Acquisition of subsidiaries                                                           -                (174,866)

--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   27,454                (215,629)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Payments on) Proceeds from line of credit                                      334,269                (206,075)

     Payments to related parties                                                     (43,805)                (54,528)
     Proceeds from related party                                                      65,499                  98,000

     Common stock issued for cash                                                    413,600                       -

     Exercise of common stock options                                                 85,311                       -

     Contributed capital                                                                   -                 677,626

     Purchase of treasury stock                                                      (13,000)                      -

--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            841,874                 515,023
--------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                                  74,467                  95,304

CASH - beginning of year                                                             104,314                   9,010

--------------------------------------------------------------------------------------------------------------------
CASH - end of year                                                              $    178,781             $   104,314
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:


     Cash paid for interest                                                     $      6,175             $         -
--------------------------------------------------------------------------------------------------------------------
     Cash paid for taxes                                                        $          -             $         -
--------------------------------------------------------------------------------------------------------------------

Non-cash investing and financing activities:

     Common stock issued for acquisitions                                       $  1,706,488             $         -
--------------------------------------------------------------------------------------------------------------------
     Stock subscription receivable                                              $     52,000             $         -
--------------------------------------------------------------------------------------------------------------------

                             See accompanying notes to consolidated financial statements

                                                       Page 24

ICEWEB, INC and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2004 and 2003

NOTE 1--ORGANIZATION

Iceweb Communications, Inc. was originally incorporated in Virginia in March 1996, and then was reincorporated as Iceweb, Inc. in Delaware in September 2001. The Company first operated as a full service provider of computer systems and professional services to private sector corporations and to the federal government under a General Services Administration (GSA) schedule contract for computer systems and peripherals. The Company acquired the assets of LearningStream, Inc. in June 2001, which coincided with the transition of the Company's business model to focus on e-learning. In March 2002, the Company executed a reverse merger with Disease Sciences, Inc. and began trading publicly on the OTC Bulletin Board. Under the agreement, the former business of Disease Sciences was separated from the post merger company. The Company filed the required documents to record the merger and change the name to Iceweb, Inc. ("the Company") with the Delaware Secretary of State in September 2002. In June 2003, the Company added two subsidiaries, acquiring all of the outstanding stock of Interlan Corporation and The Seven Corporation. Interlan is a full service provider of computer equipment and integration services. The Seven Corporation provides network engineering services. On October 5, 2003, the Company acquired the software ownership rights and customers of Iplicity, Inc. of Virginia. Iplicity had developed a complete content management software platform based on open source architecture to run in any operating environment. On May 13, 2004, the Company, through its wholly owned subsidiary Propster, Inc., acquired substantially all of the assets of DevElements, Inc. of Virginia. DevElements is a professional IT consultancy firm that designs, develops and implements web-based productivity solutions for the customers.

On October 13, 2004, the Company effected a 10:1 forward split of its common stock. Additionally, the Company amended its Articles of Incorporation to increase its authorized number of shares to 1,000,000,000. All amounts presented in these financial statements have been retroactively restated to give effect to the forward split of the Company's stock.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(b) Accounts Receivable

Accounts receivable consist of normal trade receivables. The Company recorded an allowance of $28,446 for the year ended September 30, 2004. Management performs ongoing evaluations of its accounts receivable and customer base. Managements believe that all remaining receivables are fully collectable. Bad debt expense is $100,244 and $0 for the years ended September 30, 2004 and 2003, respectively.

(c) Revenue Recognition

Generally, revenues from sales of products are recognized when products are shipped unless the Company has obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract. The Company uses the percentage of completion method to recognize revenue and expense from contracts extending through fiscal quarters. Revenue from services is recorded each month as it is earned. Customers are generally billed every two weeks based on the units of production for the project. Each project has an estimated total which is based on the estimated units of production and agreed upon billing rates.

(d) Property and equipment

Property and equipment are stated at cost, and depreciation is provided by use of the straight-line method over the estimated useful lives of the assets.

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

(f) Stock Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

(g) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(h) Goodwill

Goodwill represents the amount by which the purchase price of a business acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting. The Company assesses whether its goodwill and other intangible assets are impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. The Company has not amortized or recognized any impairment of goodwill during the year ended September 30, 2004.

(i) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 153 "Exchanges of Non-Monetary Assets" - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

(j) Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

NOTE 3--PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows:

                                            ESTIMATED
                                          USEFUL LIFE            9/30/2004
                                       -----------------    -------------------

Computer equipment                         3 years                  $  198,406
Computer software                          3 years                     163,314
Furniture and fixtures                     5 years                      30,133
                                                            -------------------
Total property and equipment                                           391,853

Less: accumulated depreciation                                        (305,602)
                                                            -------------------
Property and equipment, net                                         $   86,251
                                                            ===================

Depreciation expense for the years ended September 30, 2004 and 2003 was $52,716 and $95,242 respectively.

NOTE 4--OPERATING LEASES

The Company leases facilities in Herndon, VA for office space and developmental work through December 2005. During 2004, the Company negotiated to lease office space at its current location, as the prior lease expired in April 2004. Total rental expense for the years ended September 30, 2004 and 2003 was $103,037 and $49,875, respectively. The Company also leases facilities for one of its subsidiaries at $2,100 per month. This lease continues through June 30, 2005. The Company assumed responsibility for the remainder of the office lease of Iplicity, Inc., which was acquired in the beginning of the current fiscal year. The monthly rental expense for this space is $3,885. The Company has sub-leased this space beginning November 1, 2003 through March 31, 2005, for a monthly payment of $3,172. The total of all rental payments for the term of the sublease were paid up-front. As of September 30, 2004, $34,888 of sub-lease rental income and deferred revenue includes $19,030 representing sub-lease income for October 2004 through March 2005.

The Company also assumed responsibility for four lease agreements with Dell Financial, for computer equipment, and one lease with GE Capital for an office copy and fax machine. These leases were entered into by the companies acquired during the year. The total minimum lease obligation for the office space and equipment leases combined for the next five fiscal years is as follows:

   Fiscal Year          Amount
   -----------          ------
      2005          $     191,685
      2006          $      57,541
      2007          $       2,798
                    -------------
                    $     252,024
                    =============

NOTE 5--RELATED PARTY TRANSACTIONS

At September 30, 2004, the Company had a note payable to John R. Signorello, the Chairman and CEO, for $109,176 plus accrued interest of approximately $44,490. This note bears interest at a rate of 12.5% per annum and is due on-demand.

At September 30, 2004, the Company had a note payable to one of its shareholders for $150,000 plus accrued interest of approximately $43,607. This note bears interest at a rate of 12.5% per annum and is due on-demand.

At September 30, 2004 other Stockholders/Employees have loans totaling $77,188. These notes are non-interest bearing and are due on or before December 31, 2004.

NOTE 6--NOTE PAYABLE

On July 21, 2004, the Company entered into a Loan and Security agreement with Comerica Bank, to obtain a revolving credit line in the amount of $500,000. At September 30, 2004, the amount outstanding was $461,269. The term of the agreement is 364 days from the date of closing. The terms of the agreement give Comerica Bank a first position on the Company's debt. In addition this note is collateralized by the assets of the Company. Advances on the credit line bear interest at a variable rate equal to one (1) percentage point above the Prime Rate. The Prime Rate is defined as that most recently announced by Comerica Bank as its "prime rate", whether or not such rate is the lowest available from the Bank. The agreement includes financial covenants for a Quick Ratio of at least
1.00 to 1.00 and Tangible Net Worth of $190,000 through January 30, 2005. The Tangible Net Worth increases incrementally thereafter.

At September 30, 2004, the Company does not meet the financial covenants for Quick Ratio and Tangible Net Worth and is therefore in default per the terms of the agreement. On November 18, 2004, the Company executed a Forbearance and Consent agreement with Comerica Bank, which recognizes the default and contains certain forbearances by the Bank from enforcing rights and exercising remedies in connection with the default.

NOTE 7--CONCENTRATION OF CREDIT RISK

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2004 the Company had approximately $75,030 in excess of FDIC insured limites. The Company has not experienced any losses in such accounts.

NOTE 8--MAJOR CUSTOMERS

Sales to two customers represented approximately 34% and 27% of total sales for the years ended September 30, 2004 and 2003, respectively. As of September 30, 2004 approximately 36% of the Company's accounts receivable were due from these two customers.

NOTE 9--INCOME TAXES

As of September 30, 2004 the Company had an unused net operating loss carry forward of approximately $3,533,823 available for use on its future corporate federal tax returns. The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. The tax amounts have been calculated using the Company's effective income tax rate resulting from the use of graduated rates.

                                                                    2004
                                                                    ----
Deferred tax asset:
        Tax benefit of net operating loss carry forward         $  1,325,184
        Tax provision of accumulated depreciation                     (6,607)
        Tax benefit of allowance for doubtful accounts                15,531
        Tax benefit of accumulated depreciation                            -
        Less: valuation allowance                                 (1,334,108)
                                                                -------------
Total deferred tax asset                                        $          -

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2004:

                                                                    2004
                                                                    ----
Computed "expected" tax expense (benefit)                            (34.0)%
State income taxes                                                    (3.5)%
Change in valuation allowance                                         37.50%

Effective tax rate                                                      0.0%

The valuation allowance at September 30, 2004 was $1,334,108. The increase during fiscal 2004 was $441,018.

Net operating loss carryforward expires between 2021 and 2024. The utilization of the above loss carry forwards, for federal income tax purposes may be subject to limitation resulting from changes in ownership.

Note 10 - ACQUISITIONS

For the year ended September 30, 2004, two companies were acquired, Iplicity, Inc. and DevElements, Inc. On October 4, 2003, the Company acquired substantially all of the assets of Iplicity, Inc. of Virginia. The Company purchased software licenses, source code, potential patents and trademarks for a combined stock and, cash value of approximately $632,000. These items are reflected in the Financial Statements as $65,500 for software and $566,487 goodwill. Iplicity had developed a complete content management software platform based on open source architecture to run in any operating environment.

On May 13, 2004, the Company, through its wholly owned subsidiary Propster, Inc., acquired substantially all of the assets of DevElements, Inc. of Virginia. The Company purchased software licenses, source code, potential patents and trademarks, cash, hardware, and equipment for a combined stock and cash value of approximately $1,290,000. The Company issued 15,000,000 shares of common stock and options to purchase 15,000,000 shares of common stock exercisable at a price of $0.34 per share and expiring May 13, 2009. These items were reflected in the Financial Statements as $103,107 in cash, $73,101 accounts receivable and $7,118 other current asset, $12,028 fixed assets, $1,094,645 goodwill and $150,000 note payable to SunTrust Bank, which was assumed by Iceweb in lieu of a cash payment to DevElements, Inc. The SunTrust liability was an open-ended revolving line of credit in the amount of $150,000, principle due on demand and interest charged at a rate of prime plus 2.00%. Per the Asset Purchase Agreement, DevElements, Inc. could be eligible for contingent cash payments up to $100,000. Potential payment were to be based on the achievement of certain cash flow objectives. To date these objectives have not been met. DevElements, Inc. is a professional IT consultancy that designs, develops and implements web-based productivity solutions for organizations with operational efficiency goals. By combining leading edge technologies with an innovative approach to business process management, the staff builds solutions that capitalize on an organization's strengths and empower their employees to do their jobs better, faster and cheaper. From highly creative, interactive, sales-focused web sites to knowledge management and employee information systems, DevElements solutions embody the vision of the paperless workplace. DevElements was incorporated in Virginia in June 1999. At the time of the acquisition, DevElements employed 30 people.

For the year ended September 30, 2003, two companies were acquired, Interlan Corporation and The Seven Corporation. In June 2003, the Company acquired all of the outstanding stock of Interlan and Seven in exchange for $165,000 in cash, $42,000 paid at closing and $123,000 payable over the next six months and 5,000,000 shares of Iceweb stock. The total value of cash and stock paid was $261,000, resulting in goodwill recorded of $174,866.

NOTE 11--STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. There are currently zero shares of Preferred Stock issued and outstanding.

During the year ended September 30, 2004, the Company sold 31,200,000 shares of common stock to accredited investors for $413,600 exempt from registration pursuant to Section 4(2). The investors were sophisticated and had access to the consolidated financial statements of the corporation. During the year ending September 30, 2003, the Company sold 47,700,000 shares of common stock for $422,000.

On October 4, 2003, the Company issued 15,310,460 shares of common stock as part of the acquisition agreement with Iplicity, Inc (See Note 10).

On May 13, 2004, the Company issued 15,000,000 shares of common stock as part of the acquisition agreement with DevElements, Inc (See Note 10).

The Company issued 67,759,960 stock options to employees under the Company's stock option plan (See Note 12).

NOTE 12--STOCK OPTION PLAN

During March 2002, the Company adopted the "Management and Director Equity Incentive and Compensation Plan." The maximum number of shares authorized and available under the plan is 10,000,000 shares. Under the terms of the plan, the options expire after 5 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the years ended September 30, 2004 and 2003:

Stock option activity during the period is indicated as follows:

                               OPTIONS AVAILABLE                 EXERCISE
                                   FOR GRANT         OPTIONS       PRICE
                               -----------------   -----------   ---------

 Balance, September 30, 2002      85,750,000       14,250,000       .02

 Granted                                           39,820,000    .01 - .04
 Forfeited                                        (15,050,000)   .01 - .04
 -------------------------------------------------------------------------
 Balance, September 30, 2003      60,980,000       39,020,000    .01 - .04

 Granted                                           67,759,960    .02 - .04
 Exercised                                        (12,080,000)   .01 - .04
 Forfeited                                        (47,636,000)   .01 - .04
 -------------------------------------------------------------------------
 Balance, September 30, 2004      40,856,040       47,063,960    .01 - .04
 =========================================================================

                   Options and Warrants                   Options and Warrants
                      Outstanding                              Exercisable
 ---------------------------------------------------   -------------------------
                               Weighted
                Number         Average      Weighted      Number        Weighted
 Range of   Outstanding at    Remaining      Average   Exercisable at    Average
 Exercise   September 30,    Contractual    Exercise   September 30,    Exercise
  Price         2004         Life (Years)     Price         2004          Price
 --------   --------------   ------------   --------   --------------   --------
 .08-.12       8,655,000         1.60        $ 0.01      3,859,000      $ 0.009
 .13-.20      19,235,000         2.20          0.02      7,142,600        0.018
 .21-.40      19,173,960         2.09          0.03      6,054,150        0.033

              ----------                     ------      ---------      -------
              47,063,960                     $ 0.02      7,055,750      $ 0.022
              ==========                     ======      =========      =======

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

SFAS No. 123 pro forma results are as follows for the fiscal year periods ended September 30, 2004 and 2003:

                                                      2004            2003
                                                      ----            ----

Actual net loss                                    $1,087,008       $105,844
SFAS 123 Compensation Cost                            237,198         53,238
                                                   ----------       --------

Pro forma net loss                                 $1,324,206       $159,082
                                                   ==========       ========

Pro forma basic and diluted net loss per share         ($0.00)        ($0.00)
                                                   ==========       ========

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

Risk free interest rate            4%
Expected dividends                  0
Volatility factor                148%

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

NOTE 13--SIGNIFICANT CUMSTOMER INFORMATION AND SEGMENT REPORTING

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

IceWEB's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, Iceweb has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended September 30, 2004 and 2003 all material assets and revenues of IceWEB were in the United States.

NOTE 14--CHANGE IN ESTIMATE

During the year ended September 30, 2003, the Company recognized approximately $183,316 in reduced expenses. This reduction in expenses related to 2002 accrued payroll and expenses that were either forgiven or settled for less than the original amount.

NOTE 15--GOING CONCERN

The Company's auditors stated in their reports on the financial statements of the Company for the years ended September 30, 2004 and 2003 that the Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern.

For the year ended September 30, 2004, the Company incurred net annual losses of ($1,087,008) and used cash in operations of $794,861. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that the Company will be able to raise any additional capital.

NOTE 16--SUBSEQUENT EVENTS

a) On October 13, 2004 the Iceweb stock was forward split 10:1. As of that date, the stock began trading at one-tenth of the share price from the previous day close. Each shareholder received nine (9) additional shares for every one share owned.

b) On October 18, 2004, the Company entered into a Letter of Intent to purchase PlanGraphics, Inc. Subsequently, on November 11, 2004, the Company received preliminary consent by their banking partner, Comerica, to move forward with the letter of intent to merge the two companies. The merger is subject to approval by the PlanGraphics, Inc. shareholders, and certain terms and conditions as are customary to this type of transaction.

c) On December 1, 2004, the Company released a Confidential Offering Memorandum through the investment banking firm of Cove Partners, LLC. The total offering is 50,000,000 units at a price of $0.025 per unit. Each unit consists of one share of the Company's common stock together with two detachable warrants to purchase shares of the Company's common stock at prices of $0.05 and $0.10 per share, respectively. The five cent warrants have an approximate 3 year exercise period and the ten cent warrants have an approximate 5 year exercise period. The minimum offering is $500,000 for 20,000,000 units and the maximum offering is $1,250,000 for 50,000,000 units.

d) A related party note payable in the amount of $150,000 plus accrued interest of approximately $43,607 will be converted to 1,000,000 shares of pre-split common stock. The related expense will be amortized by the company over 10 years.

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

CHANGES IN ACCOUNTANTS

Not applicable

ITEM 8B. OTHER INFORMATION

Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            NAME                AGE                       TITLE
            ----                ---                       -----
      John R. Signorello         38                      Chairman
                                                 Chief Executive Officer
                                                         Director
   Michael N. Cachine, Sr.       40         Chief Operating Officer Secretary
                                                         Director
         Andrew Hill             32       Vice President of Product Development
        James M. Bond            34        Vice President of Program Management
       G. Anthony Munno          42       Vice President of Sales and Marketing
  Andrea T. Williams, Ph.D.      50            Vice President of E-Learning

JOHN R. SIGNORELLO - Chairman and Chief Executive Officer

Mr. Signorello has served as Chairman of the Board and CEO since March 2000. From 1991 until September 1997, Mr. Signorello served as the Chief Executive Officer of STMS -"Solutions That Make Sense" - a private technology company he founded that specialized in computer networks, systems integration and information technology. In 1996, STMS was ranked the 17th fastest growing technology company in America by The National Technology Council's "The Fast Five Hundred". In September 1997, the company was acquired by Steelcloud (Nasdaq: SCLD), and Mr. Signorello remained as Vice President of Sales and Marketing until November 1998. From 1998 through 2000, Mr. Signorello served as a Director for a publicly traded Internet Venture Fund. Mr. Signorello is an accomplished musician, and serves as a principal in New York City Lights Entertainment. Mr. Signorello received a B.B.A. in Marketing from Radford University in 1989.

MICHAEL N. CACHINE, SR. - Chief Operating Officer and Secretary of the Board of Directors

Mr. Cachine has served as IceWEB, Inc. Secretary of the Board of Directors and Chief Operating Officer since October 2003. Prior to joining IceWEB, Mr. Cachine was COO of iPlicity Inc., a web content management software firm, assets of which were acquired by IceWEB. Previously, Mr. Cachine served as founder and CEO of Vistranet Communications (a broadband Internet service provider), where he led the company in closing of $60M in venture funding and ultimately its acquisition by Mindshift Technologies. From 1986 to 1998, Mr. Cachine was an executive with MCI Communications where he was responsible for all corporate technology and the delivery of information services globally for the Fortune 100 enterprise. Mr. Cachine currently serves on the boards of IceWEB, Inc., KidMail.Net, Information Systems Security Solutions, Inc., and Information Networks, Inc. Since 1998, Mr. Cachine has served as the board technology advisor to the William G. McGowan Charitable Fund, a $130M philanthropic organization that focuses on charitable giving to medical research, education and improving the lives of disadvantaged youth. Mr. Cachine attended Strayer University in Washington DC, with a focus on Computer Information Systems and Business Management.

ANDREW HILL - Vice President of Product Development

Mr. Hill founded and served as President and CEO of DevElements Incorporated, assets of which were acquired by IceWEB in May of 2004. Previously, Mr. Hill was a senior consultant at Computer Associates Inc. (CA), where he served as the technical lead and architect for the development of the U.S. Department of Commerce Web site and other high profile web projects. Before joining CA, Mr. Hill worked at Technology Investments, Inc., where he served as lead developer on Walt Disney World's Y2K tracking system and managed their Y2K compliance initiative. Previously, he worked for Creative Technology, Inc. (CTI) and participated on a number of team projects, including creating a database scanning system for a U.S. government-based intelligence agency. Before CTI, Mr. Hill worked at Antic, Inc., where he was a senior developer for the U.S. Marine Corps (USMC) responsible for designing a state-of-the-art system to help USMC track Congressional inquiries. Over the years, Mr. Hill has served as an independent consultant to numerous companies including Dynatrend, EG&G, IBM, Kline Automotive, Lotus, Nortel and OurBeginning.com. Mr. Hill graduated from the 2002 MindShare Class, an invitation only program for CEOs of promising high tech start-up companies in the Greater Washington Metropolitan region. Mr. Hill is a Board member for Starlight Children's Foundation - MidAtlantic, and co-chairs the organization's annual charity golf tournament.

JAMES M. BOND - Vice President of Program Management

Mr. Bond is President of The Seven Corporation, which is the Consulting Services division of IceWEB Communications, and has over 15 years of Information Technology Design and Implementation experience. He has architected and implemented solutions for medium and large corporate and Government organizations with some multi-year projects exceeding $50M. Mr. Bond was previously Vice President with Steelcloud, where he ran the Professional Services division with over 50 consulting engineers and revenues exceeding $15M annually. Mr. Bond's earlier work experience includes senior engineering, architecture/design, and project management responsibilities with companies such as Electronic Data Systems (EDS) and Computer Sciences Corporation (CSC). Mr. Bond holds a Bachelor degree from the University of Maryland in Computer Science and is currently pursuing a Master's Degree. He has been a certified engineer for products and companies including Microsoft, Novell, 3Com, NetFRAME, Tricord, and currently serves on the Microsoft Architect's Council for the Mid-Atlantic region.

G. ANTHONY MUNNO - Vice President of Sales and Marketing

Mr. Munno was the founder, President and CEO of Interlan Communications, Inc. a privately held Virginia based data networking and network Security Company. From March 1990 to August 1995 Mr. Munno was a Director of Sales for Microcom Incorporated, a publicly traded manufacturer of modems and other wide area networking products. From October 1988 to March 1990, Mr. Munno held the position of Major Business Opportunities, Manager of Systems, and Tests for Government Technology Services Inc. (GTSI), a publicly traded systems provider to government and education. From January 1987 to October 1988, Mr. Munno was employed as a Product Specialist for SMS Data Products Group of Virginia. Prior to starting his civilian career, Mr. Munno was a member of the US Army for seven years where he was awarded the Meritorious Service Medal twice while a member of the US Army Signal Corps. Mr. Munno attended the City College of Chicago.

ANDREA T. WILLIAMS, PH.D. - Vice President of E-Learning

Dr. Williams is responsible for implementing the Company's marketing strategy for state and local agencies, educational institutions, and select target accounts. Dr. Williams came to IceWEB from Lightspan, Inc. where she was Associate Vice President of Internet Client Development. There she was responsible for Internet marketing and new business development. While there she helped launch and complete large-scale implementations of a new suite of Internet products, and re-position Lightspan's online content as a primary resource to educators throughout the US. She has held national level positions with Excel, Inc., and The Educational Management Group, a digital satellite company owned by Viacom, where educational institutions received on-demand video, audio, and software. She has designed and directed state and national training initiatives while working for state education department divisions, and has experience in learning assessment from CTB McGraw-Hill. Dr. Williams earned a Doctor of Philosophy in Education Administration at the University of Pittsburgh.

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

CODE OF ETHICS

The Company is in the process of developing a Code of Ethics, which is expected to be implemented prior to the end of our next fiscal year. Such Code of Ethics will promptly be filed with the Securities and Exchange Commission upon its completion by the Company.

The company currently has no formalized audit committee or audit committee financial expert. It is in the process of developing an audit committee.

ITEM 10. Executive Compensation

The following table sets forth the compensation paid during the last fiscal year to the only executive officer of the Company.

                                                                           Long Term Compensation
                                                                -------------------------------------------------
                                       Annual Compensation                 Awards                  Payouts
                                   ---------------------------  --------------------------  ---------------------
                                                                               Securities
                                                  Other Annual   Restricted    Underlying     LTIP    All Other
Name and Principal Position  Year  Salary  Bonus  Compensation  Stock Awards  Options/SARs  Payouts  Compensation
                                    ($)     ($)        ($)           ($)           (#)
--------------------------------------------------------------  --------------------------  ---------------------
John R. Signorello
Chief Executive Officer
Principal Financial Officer
Director                     2001  19,000    0          0               0             0        0           0
                             2002  68,000    0          0               0     6,000,000        0           0
                             2003   5,000    0          0               0     6,000,000        0           0
                             2004  80,000    0          0               0             0        0           0

The following table summarizes option grants during 2004 to the named executive officer.

                                              Option/SAR Grants in Fiscal Years 2002, 2003, and 2004
                                              ------------------------------------------------------
                                                                Individual Grants

                                    Number of Securities
                                   Underlying Unexercised  % of Total Options/SARS  Exercise Price
                                   Options/SARS at FY-End    Granted to employees   or Base Price   Market Price
Name and Principal Position  Year             (#)                in Fiscal Year        ($/share)    Date of Grant  Expiration Date
----------------------------------------------------------------------------------------------------------------------------------
John R. Signorello
Chief Executive Officer
Principal Financial Officer
Director                     2001               0                    0%               0.00           0.00
                             2002       6,000,000                   19%               0.02           0.02       February 2007
                             2003       6,000,000                   21%               0.04           0.04       September 2008
                             2004               0                    0%               0.00           0.00

                           Aggregate Option/SAR Exercises in Fiscal Year 2004 and Fiscal Year End Option/SAR Values
                           ----------------------------------------------------------------------------------------

                                                                                               Value of Unexercised
                               Shares                     Number of Securities Underlying          In-The-Money
                                                            Unexercised Options/SARS at
                             Acquired on                               FY-End                 Options/SARS at FY-End
                                                          -------------------------------  ----------------------------
                              Exercise    Value Realized   Exercisable     Unexercisable   Exercisable    Unexercisable
Name and Principal Position      (#)           ($)             (#)              (#)            ($)             ($)
-----------------------------------------------------------------------------------------  ----------------------------
John R. Signorello           2,000,000          0            8,760,000        3,240,000         0               0
Chief Executive Officer
Principal Financial Officer
Director

In fiscal year 2002, Mr. Signorello was granted options to purchase 6,000,000 shares at $0.20/each, expiring in February 2007. In fiscal year 2003, Mr. Signorello was granted options to purchase 6,000,000 shares at $0.40/each, expiring in September 2008. The options vest with the following schedule: (1) 3% on the date of grant, (2) 3% on each monthly anniversary of the date of grant up to the 32nd month and (3) 1% on each monthly anniversary of the date of grant for months 33 to 36.

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

EMPLOYMENT CONTRACTS

Mr. Signorello does not have an employment contract.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Based on information from the Company's transfer agent, the Company believes that the following individuals/entities hold five percent (5%) or more of the outstanding voting stock of the Company as of September 30, 2004. No other individual or any group is known to the Company to be the beneficial owner of more that five percent (5%) of any class of the Company's voting securities.

Title of Class     Name and Address                    Amount & Nature       %
--------------     ----------------                    ------------------  -----
Common Stock       John R. Signorello                  176,243,000 Direct  40.5%
                   205 Van Buren St. Suite 420
                   Herndon, VA 20170

                   Michael N. Cachine, Sr.               1,270,000         <1%
                   205 Van Buren St. Suite 420
                   Herndon, VA 20170

                   All Officers and Directors as a     221,160,500         48%
                   group.
                   205 Van Buren St. Suite 420
                   Herndon, VA 20170

(b) As of September 30, 2004 all management shareholders of record are shown above in (a). The number of shares of Common Stock owned by all officers and directors as a group (directly or indirectly as of September 30, 2004) is believed by management to be 17,624,300 shares, or approximately 37% of the outstanding shares of Common Stock.

EQUITY COMPENSATION PLANS

                       (a)                         (b)                   (c)
Plan category          Number of securities to be  Weighted-average      Number of securities remaining
                       issued upon exercise of     exercise price of     available for future issuance under
                       outstanding options,        outstanding options,  equity compensation plans (excluding
                       warrants and rights         warrants and rights   securities reflected in column (a))
---------------------  --------------------------  --------------------  ------------------------------------
Equity compensation      10,000,000                      .21                   4,085,604
plans approved by
security holders

Equity compensation      0                               0                     0
plans not approved by
security holders

Total                    10,000,000                      .21                   4,085,604

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At September 30, 2004, the Company had a note payable to John R. Signorello for $109,176 plus accrued interest of approximately $44,490. This note payable is due on demand and accrues interest at 12.5% per year.

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

EXHIBIT NO.  EXHIBIT
----------   -------

2

3.1      Certificate of Incorporation (to be filed by subsequent amendment)

3.2      Bylaws (to be filed by subsequent amendment)

31.1 CEO & CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 as required by Rule 13a-14(a)

32.1 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 as required by Rule 13a-14(b).

(b) Reports on Form 8-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits for the fiscal years ended September 30, 2004 and 2003 were $29,613 and $29,000, respectively.

AUDIT RELATED FEES

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than amounts previously reported in this Item 14 for the fiscal years ended September 30, 2004 and 2003 were $18,0000 and $0, respectively.

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal years ended September 30, 2004 and 2003, were $0 and $0, respectively.

ALL OTHER FEES

There were no other fees billed by our principal accountant for the fiscal years ended September 30, 2004 and 2003, except as provided above.

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

IceWEB, INC.

 SIGNATURE                               TITLE

 /s/ JOHN R. SIGNORELLO                  Chief Executive Officer
 ----------------------                  Principal Financial Officer
 John R. Signorello                      Director

 Date:    January 13, 2005


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURE                               TITLE

 /s/ JOHN R. SIGNORELLO                  Chief Executive Officer,
 ----------------------                  Principal Financial Officer,
 John R. Signorello                      Director

 Date:    January 13, 2005


 /s/ MICHAEL N. CACHINE, SR.             Chief Operating Officer,
 ---------------------------             Director
 Michael N. Cachine, Sr.

 Date:    January 13, 2005