Form 10KSB/A
period 2004-09-30
ICEWEB INC
filed 2005-01-18
CIK 1097718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 AMENDMENT NO. 1

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


PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters and small business issuer purchases of equity securities ....15

Item 6.  Management's Discussion and Analysis or Plan of Operation............15

Item 7.  Financial Statements ................................................19

Item 8A. Controls and Procedures..............................................32


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ...................32

Item 10. Executive Compensation...............................................34

Item 11. Security Ownership of Certain Beneficial Owners and Management.......35

Item 12. Certain Relationships and Related Transactions ......................35

Item 13. Exhibits and Reports on Form 8-K ....................................35

Item 14. Principle Accountant Fees and Services ..............................36

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

o Information systems that support emergency management and public safety, including assessment, planning, response, and recovery

o Non-emergency information management systems supporting decision making and constituent/customer relations

o Spatial application development, including web deployment for the internet, intranet, and extra-net applications

o Asset management systems for physical, infrastructure and real property information

o        Document and work management systems.

PGRA's domestic clients include the New York City Department of Information Technology and Telecommunications, the U.S. Department of Housing and Urban Development, the City of Columbus, Ohio and New England Gas. International clients include the Sichuan Urban Environment Project Office in The People's Republic of China.

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

/s/Daszkal Bolton LLP

Daszkal Bolton LLP
Boca Raton, Fl
January 14, 2004

                          Iceweb, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004

 Assets

 Current assets:
      Cash                                                          $   178,781
      Accounts receivable, net                                        1,062,707
 ------------------------------------------------------------------------------
      Total current assets                                            1,241,488

 Property and equipment, net                                             86,251
 Goodwill                                                             1,812,999
 Deposits                                                                16,170

 ------------------------------------------------------------------------------
 Total assets                                                       $ 3,156,908
 ------------------------------------------------------------------------------

 Liabilities and stockholders' equity

 Current liabilities:

      Note payable                                                  $   461,269
      Accounts payable                                                1,233,708
      Accrued expenses                                                  152,577
      Deferred revenue                                                   19,030
      Notes payable - related parties                                   424,461

 ------------------------------------------------------------------------------
 Total current liabilities                                            2,291,045
 ------------------------------------------------------------------------------

 Stockholders' equity:

 Preferred stock (par value $.001;  1,000,000 shares
  authorized and no shares issued and outstanding)                            -
 Common stock (par value $.001; 1,000,000,000 shares authorized,
  434,399,240 issued, and 421,399,240 outstanding)                      434,399
 Subscription receivable                                                (52,000)
 Additional paid in capital                                           4,145,404
 Accumulated deficit                                                 (3,648,940)
 Treasury Stock, at cost, (13,000,000 shares)                           (13,000)
 ------------------------------------------------------------------------------

 Total stockholders' equity                                             865,863

 ------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                         $ 3,156,908
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

Note 10--ACQUISITIONS

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

On May 13, 2004, the Company, through its wholly owned subsidiary Propster, Inc., acquired substantially all of the assets of DevElements, Inc. of Virginia. The Company purchased software licenses, source code, potential patents and trademarks, cash, hardware, and equipment for a combined stock and cash value of approximately $1,290,000. The Company issued 15,000,000 shares of common stock and options to purchase 15,000,000 shares of common stock exercisable at a price of $0.34 per share and expiring May 13, 2009. These items were reflected in the Financial Statements as $103,107 in cash, $73,101 accounts receivable and $7,118 other current asset, $12,028 fixed assets, $1,094,645 goodwill and $150,000 note payable to SunTrust Bank, which was assumed by Iceweb in lieu of a cash payment to DevElements, Inc. The SunTrust liability was an open-ended revolving line of credit in the amount of $150,000, principle due on demand and interest charged at a rate of prime plus 2.00%. Pursuant to the Asset Purchase Agreement, the future owners of DevElements, Inc. could be eligible for contingent cash payments up to $100,000. Potential payments were to be based on the achievement of certain cash flow objectives. To date these objectives have not been met. DevElements, Inc. is a professional IT consultancy that designs, develops and implements web-based productivity solutions for organizations with operational efficiency goals. By combining leading edge technologies with an innovative approach to business process management, the staff builds solutions that capitalize on an organization's strengths and empower their employees to do their jobs better, faster and cheaper. From highly creative, interactive, sales-focused web sites to knowledge management and employee information systems, DevElements solutions embody the vision of the paperless workplace. DevElements was incorporated in Virginia in June 1999. At the time of the acquisition, DevElements employed 30 people.

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

During the first quarter of fiscal 2004, the note payable due to the seller of The Seven Corporation agreed to reduce the amount owed by $23,000. This amount was reflected as an adjustment to the purchase price and goodwill.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Interlan, Seven Corporation, Iplicity and Develements had occurred as of the beginning of the following periods:

                                         Year Ended September 30,
                                           2004            2003
                                        -----------    -----------
Net revenues                            $ 8,053,984    $6,278,890
Net loss from continuing operations     $(1,216,214)   $ (415,102)
Net loss                                $(1,249,203)   $ (277,447)
Net loss per share                      $     (0.00)   $    (0.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

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

Stock option activity during the period is indicated as follows:

                               OPTIONS AVAILABLE                 EXERCISE
                                   FOR GRANT         OPTIONS       PRICE
                               -----------------   -----------   ---------

 Balance, September 30, 2002      85,750,000       14,250,000       .02

 Granted                                           39,820,000    .01 - .04
 Forfeited                                        (15,050,000)   .01 - .04
 -------------------------------------------------------------------------
 Balance, September 30, 2003      60,980,000       39,020,000    .01 - .04

 Granted                                           67,759,960    .02 - .04
 Exercised                                        (12,080,000)   .01 - .04
 Forfeited                                        (47,636,000)   .01 - .04
 -------------------------------------------------------------------------
 Balance, September 30, 2004      40,856,040       47,063,960    .01 - .04
 =========================================================================

                   Options and Warrants                   Options and Warrants
                      Outstanding                              Exercisable
 ---------------------------------------------------   -------------------------
                               Weighted
                Number         Average      Weighted      Number        Weighted
 Range of   Outstanding at    Remaining      Average   Exercisable at    Average
 Exercise   September 30,    Contractual    Exercise   September 30,    Exercise
  Price         2004         Life (Years)     Price         2004          Price
 --------   --------------   ------------   --------   --------------   --------
..008-.012      8,655,000         1.60        $ 0.01      3,859,000      $ 0.009
..013-.020     19,235,000         2.20          0.02      7,142,600        0.018
..021-.040     19,173,960         2.09          0.03      6,054,150        0.033

              ----------                     ------      ---------      -------
              47,063,960                     $ 0.02      7,055,750      $ 0.022
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

NOTE 17--CONTINGENCIES

From time to time the Company faces litigation in the ordinary course of business. Currently, we are not involved with any litigation which will have a material adverse effect on our financial condition.

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

CHANGES IN ACCOUNTANTS

         (a)  Previous Independent Accountants

         Daszkal Bolton LLP, Certified Public Accountants ("Daszkal Bolton"), by letter dated February 17, 2004, was dismissed as the independent accountant for IceWeb, Inc. (the "Company") for the reasons specified in the last paragraph of this item. Daszkal Bolton had been the independent accountant for, and audited the financial statements of, the Company for the fiscal years ended September 30, 2003 and 2002.

         The reports of Daszkal Bolton on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except the reports expressed that the financial statements were prepared assuming that the Company would continue as a going concern. This qualification was attributable to the circumstance that the Company had suffered recurring losses from operations and had a net capital deficiency.

         The Company's Board of Directors unanimously approved the dismissal of Daszkal Bolton.

         In connection with the audits for the two most recent fiscal years and in connection with Daszkal Bolton's review of the subsequent interim period preceding dismissal, there have been no disagreements between the Company and Daszkal Bolton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Daszkal Bolton to make a reference thereto in its report on the Company's financial statements for those periods. During the two most recent fiscal years and prior to the date hereof, the Company had no reportable events (as defined in Item 304 (a)(1)(v) of Regulation S-K).

         (b)  Engagement of New Independent Auditors

         The Company engaged Sherb & Co., LLP ("Sherb") as its new independent accountants as of February 13, 2004 as the Company's Board of Directors determined that it would be more cost effective and efficient using the services of Sherb. Prior to such date, the Company did not consult with Sherb regarding
(i) the application of accounting principles, or (ii) the type of audit opinion that might be rendered by Sherb.

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

AUDIT RELATED FEES

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than amounts previously reported in this Item 14 for the fiscal years ended September 30, 2004 and 2003 were $18,000 and $0, respectively.

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

 Date:    January 18, 2005


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

 Date:    January 18, 2005


 /s/ MICHAEL N. CACHINE, SR.             Chief Operating Officer,
 ---------------------------             Director
 Michael N. Cachine, Sr.

 Date:    January 18, 2005