Form 10QSB
period 2004-12-31
ICEWEB INC
filed 2005-02-22
CIK 1097718

________________________________________________________________________________

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 465,190,240 issued and outstanding at January 31, 2005.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

________________________________________________________________________________

                               ICEWEB INCORPORATED

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                      INDEX


PART I   Financial Information


Item 1.  Financial Statements .................................................4


         Unaudited Consolidated Balance Sheet at December 31, 2004 ............4


         Unaudited Consolidated Statements of Operations for the
         three months ended December 31, 2004 and December 31, 2003 ...........5


         Unaudited Consolidated Statements of Cash Flows for the
         three months ended December 31, 2004 and December 31, 2003 ...........6


         Notes to Unaudited Consolidated Financial Statements .................7


Item 2.  Management's Discussion and Analysis or Plan of Operation ............9


Item 3.  Controls and Procedures .............................................11


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

PART I

ITEM 1.  Financial Statements

                          IceWEB, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)

 Current assets:
      Cash                                                         $   118,470
      Accounts receivable, net                                         954,849
      Prepaid expense                                                   23,181
                                                                   -----------
      Total current assets                                           1,096,500

 Property and equipment, net                                            78,727
 Goodwill                                                            1,812,999
 Deposits                                                               16,170
 Deferred financing costs                                              195,000

 -----------------------------------------------------------------------------
 Total assets                                                      $ 3,199,396
 -----------------------------------------------------------------------------

 Liabilities and stockholders' equity

 Current liabilities:
      Accounts payable                                               1,309,154
      Accrued expenses                                                 340,860
      Notes payable - related parties                                  186,361
      Line of credit                                                   461,269
      Deferred revenue                                                  19,515
                                                                   -----------

  Total Current liabilities                                          2,317,159

      Note payable - long term                                         150,000

 -----------------------------------------------------------------------------
 Total liabilities                                                   2,467,159
 -----------------------------------------------------------------------------

 Stockholders' equity:

 Preferred stock (par value $.001; 1,000,000 shares authorized
   no shares outstanding)                                                    -
 Common stock  (par value $.001 100,000,000 shares authorized
   445,199,240 issued, and 432,199,240 outstanding)                    445,199
 Treasury Stock, at cost, (13,000,000 shares)                          (13,000)
 Subscription receivable                                               (20,000)
 Additional paid in capital                                          4,355,604
 Accumulated deficit                                                (4,035,566)
 -----------------------------------------------------------------------------

 Total stockholders' equity                                            732,237

 -----------------------------------------------------------------------------
 Total liabilities and stockholders' equity                        $ 3,199,396
 -----------------------------------------------------------------------------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                   December 31,    December 31,
                                                  -----------------------------
                                                      2004             2003
                                                   (Unaudited)     (Unaudited)
                                                  -----------------------------

 Revenue                                          $   1,432,883   $   1,525,358

 Cost of Sales                                        1,068,200       1,002,782
 ------------------------------------------------------------------------------

 Gross Profit                                           364,683         522,576

 Operating Expenses:
      Marketing & Selling                                12,703          36,860
      Research & Development                            193,727          56,000
      General and Administrative                        534,347         388,809
 ------------------------------------------------------------------------------

        Total Operating Expense                         740,777         481,669

 Operating (Loss)/Income                               (376,094)         40,907

 Other Income/Expense                                     9,769               -
 Interest Expense                                       (20,301)        (10,976)

 ------------------------------------------------------------------------------
 Net (Loss)Income                                 $    (386,626)  $      29,931
 ------------------------------------------------------------------------------

 Basic & Diluted Loss per common share            $       (0.00)  $        0.00
 ------------------------------------------------------------------------------

 Weighted average common shares outstanding         443,399,240     381,900,000
 ------------------------------------------------------------------------------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                   December 31,    December 31,
                                                  -----------------------------
                                                      2004             2003
                                                   (Unaudited)     (Unaudited)
                                                  -----------------------------

 ------------------------------------------------------------------------------
 NET CASH USED IN OPERATING ACTIVITIES                $(112,671)      $(121,480)
 ------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of property and equipment                 (8,838)        (66,679)

 ------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                   (8,838)        (66,679)
 ------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments from related parties                       8,198          79,538

      Payment of subscription receivable                 32,000          70,000
      Proceeds from the exercise of common
        stock options                                    21,000               -

 ------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES               61,198         149,538
 ------------------------------------------------------------------------------

 NET DECREASE IN CASH                                   (60,311)        (38,621)

 CASH - beginning of period                             178,781         104,314

 ------------------------------------------------------------------------------
 CASH - end of period                                 $ 118,470       $  65,693
 ------------------------------------------------------------------------------

    See accompanying notes to the unaudited consolidated financial statements

ICEWEB, INC and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

December 31, 2004

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual Report for the year ended September 30, 2004, which is included in the Company's Form 10-KSB for the year ended September 30, 2004. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2 - Related Parties

The Company has a note payable to John R. Signorello, the Chairman and CEO, for $109,177 plus accrued interest of approximately $ 33,000. This note bears interest at a rate of 12.5% per annum and is due on-demand. Other Stockholders/Employees have loans totaling $227,186 plus accrued interest of approximately $41,000. Of this amount, $150,000 bears interest at a rate of 12.5% per annum. The Company has issued the noteholder 10 million shares of common stock in exchange, the individual has extended the maturity date of the note by 10 years. The cost associated with these shares has been accounted for as deferred finance charges, and are being amortized over the life of the deferral period. The shares were valued at $200,000 the fair value at the date of issuance. Also included in this amount is $77,000 due to employees payable on demand.

Note 3 - Stockholder's Equity

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. There are currently zero shares of Preferred Stock issued and outstanding.

During the period 800,000 common stock options were exercised by employees. The average exercise price of the options was .026. The Company realized proceeds of $21,000 from the exercise of the options.

Note 4 - Stock Options

Stock option activity during the period is indicated as follows:

                                 OPTIONS AVAILABLE                    EXERCISE
                                     FOR GRANT          OPTIONS         PRICE
                                 -----------------     ---------      ---------
 Balance, September 30, 2004        40,856,040        47,063,960      .01 - .04

 Granted                                                       0
 Exercised                                              (800,000)     .01 - .04
 Forfeited                                                     0
 -------------------------------------------------------------------------------
 Balance, December 31, 2004         40,856,040        46,263,960      .01 - .04
 ===============================================================================

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

Pro forma results are as follows for the three months ended December 31, 2004:

         Actual net loss                                      (386,626)
         SFAS 123 Compensation Cost                              4,620
                                                              --------

         Pro forma net loss                                   (391,246)
                                                              --------

         Pro forma basic and diluted net loss per share          (0.00)

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

         Risk free interest rate                                     4%
         Expected dividends                                          0
         Volatility factor                                          52%

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

Note 5 - Accounts Receivable

Accounts receivable consist of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on the most recent assessment, we recorded bad debt expense of $0 for the period ending December 31, 2004.

Note 6 - Subsequent Events

On January 4th the Company issued a Private Placement Memorandum. The Company has received $500,000. The pricing of the placement is .025 cents per unit. The units consist of one common share at par value .001 and two warrants priced at ..05 and .10 respectively expiring in 2009 and 2010 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS or PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

We are a diversified technology Company headquartered in Herndon, VA, Since our formation in 2001, our business plan has evolved as our revenues have grown. Our products and services offering include skilled technical consulting services, a full catalog of third party hardware and software and a branded suite of online training, content management (CMS), collaboration, portal and integration products.

Our future growth and the continued support of a comprehensive product line is dependent upon a significant growth in revenues from software licenses and the availability of additional working capital to fund the next version of software. While we continue to explore acquisition opportunities, our short-term focus is development and launch of the new version of IceWEB software know as "Smart Enterprise Suite 3.0." This version of the IceWEB product line will include new features, including wireless and PDA connectivity, more robust reporting tools and a tightly integrated technology platform. The product will be offered as an application service over the internet. It will include functionality that allows the customer to click and choose what service is needed and the length of which time the software is to be used. Over the last two quarters we have ported our platform to dot net nuke, an open systems architecture.

Our client base continues to broaden. The Company is signing new customers on a daily basis. The Company uses it's website as the predominant marketing tool.

RESULTS OF OPERATIONS

Revenues

We generate revenues from software, application development and network management services and integrated technology, infrastructure solutions and third party hardware sales. For the three months ended December 31, 2004, we generated revenues of $1,432,883 compared to $1,525,358 in the comparative period in 2003, a decrease of approximately 6%. The primary reason for the decrease in revenue is that the Company continues to incur cash flow deficits. The cash flow issues have inhibited the Company's relationship with it's suppliers and hindered it's ability to generate additional revenue.

Cost of Sales

For the three months ended December 31, 2004, cost of sales was $1,068,200, or approximately 75% of revenues, compared to $1,002,782 or approximately 66% of revenues, for the three months ended December 31, 2003. The Company attributes the increase in the cost of sales to increase costs associated with programmers and other technical human resources.

Total Operating Expenses

Our total operating expenses increased approximately 53% for the three months ended December 31, 2004 as compared to the same period in fiscal 2003. These increases include: approximately $194,000 in research and development costs.

Marketing and Selling - our marketing and selling expense consists of personnel costs, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows. For the three months ended December
31, 2004, marketing and selling costs were $12,703 as compared to $36,860 for comparative period in 2003, a decrease of $24,157 or approximately 65%. These increases were the result of additional marketing personnel, trade show events, online web marketing, advertising and print advertising during fiscal 2004.

Research and development - our research and development expense consists primarily of personnel costs related to the development of the software products. For the three months ended December 31, 2004, research and development expenses were 193,727 as compared to $56,000 in the comparative period in 2003. The research and development expenses in fiscal 2004 are related to efforts to further develop and enhance certain software products acquired by us during this fiscal year General and administrative expense - our general and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and corporate governance and compliance. For the three months ended December 31, 2004, general and administrative expenses were $534,347 as compared to $388,809 for the comparative period in 2003, an increase of $145,538 or approximately 37%. These increased general and administrative expenses reflect increases in personnel costs and other fixed expenses resulting from acquisitions made by us during fiscal 2004. We expect general and administrative expenses to stabilize and potentially decrease as a percentage of sales due to the process efficiencies we have been developing. At this time, we do not anticipate any significant changes in the number of employees through hiring or firing practices; however, any additional acquisitions could result in increased general and administrative expenses.

Other Income/Expense

For the three months ended December 31, 2004, The Company recognized other income of $9,769 which represents rental revenue generated from a sublet of office space.

Interest Expense

Interest expense consists primarily of the amounts accrued on the notes payable to John R. Signorello and an unaffiliated third party as described in Note 2 of the notes to unaudited consolidated Financial Statements appearing elsewhere herein. For the three months ended December 31, 2004 interest expense was $20,301 as compared to $10,976 the comparative period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had a cash balance of $118,470 and a working capital deficit of $1,220,659. The report of our independent auditors on our financial statements for the year ended September 30, 2004 contains an explanatory paragraph regarding our ability to continue as a going concern. Net cash used in operations was ($112,671) for the three months ended December 31, 2004, as compared to net cash used in operations of ($121,480) for the three months ended December 31, 2003. For the three months ended December 31, 2004, we used cash to fund our net loss of ($386,626) offset by non-cash items such as depreciation expense of $16,362.

Net cash used in investing activities for the three months ended December 31, 2004 was $8,838 as compared to $66,679 for the comparative period in 2003. Net cash provided by financing activities for the three months ended December 31, 2004 was $61,198 as compared to $149,538 for the comparative period in 2003.

Our operations continue to use more cash than they currently generate. We have expended funds not only for our continuing operations but to fund research and development costs associated with our software. Because of the continued need for substantial amounts of working capital to fund the growth of the business and to pay our operating expenses, we expect to continue to experience negative operating and investing cash flows for the foreseeable future. While we presently expect an increase in software sales during the balance of fiscal 2004 and into fiscal 2005, would have a positive effect on the operating cash flow, as a result of the current uncertainty of the software revenues it is likely that our existing working capital will not be sufficient to fund the continued implementation of our plan of operation during the next 12 months and to meet our capital commitments and general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require, however, in order to provide any additional working capital which we may require, we will in all likelihood be required to raise additional capital through the sale of equity or debt securities. Subsequent to this document we have raised $500,000 through the sale of equity. We will still need to raise a minimum of $1,000,000 to sustain our current growth rate and operations.

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

Revenue Recognition - revenues are recognized at the time of shipment of the respective products and/or services. Our Company includes shipping and handling fees billed to customers as revenues. Costs of sales include outbound freight. Licenses and software are billed as services are rendered on a biweekly schedule.

Use of Estimates - Management's discussion and analysis of financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of inventories and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not involved in any material legal proceedings.

Item 2. Changes in Securities and small business issuer purchases of equity securities

         None

Item 3.  Defaults upon Senior Securities

         The Company is currently out of compliance with the Tangible Net Worth covenant as stated in our Loan Agreement with Comerica.

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

         Exhibit 10.1      Comerica Bank Loan and Security Agreement

         Exhibit 31.1      Certification of Chief Executive Officer pursuant to
                           Section 302

         Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302

         Exhibit 32.1      Certification of Chief Executive Officer pursuant to
                           Section 906

         b) Reports on Form 8-K

         8K filed on 10/08/04 pursuant to items 8.01 and 9.01
         8K filed on 10/18/04 pursuant to items 8.01 and 9.01
         8K/A filed on 10/29/2004 pursuant to item 9.01

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ICEWEB Inc.

Dated: February 18, 2005                By: /s/ John R. Signorello
       -----------------                --------------------------
                                        John R. Signorello,
                                        Chairman and CEO