Form 10QSB
period 2005-03-31
ICEWEB INC
filed 2005-05-16
CIK 1097718

------------------------------------------------------------------------------


                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(D) OF THE SECURITIES EXCHANGE ACT OF
                    1934 FOR THE QUARTER ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,825,620 issued and outstanding at April 30, 2005.
                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

       Transitional Small Business Disclosure Format: Yes [ ]    No [X]


 ------------------------------------------------------------------------------

                               ICEWEB INCORPORATED

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005

INDEX



PART I   Financial Information

Item 1.  Financial Statements                                                  4

         Unaudited Consolidated Balance Sheet at March 31, 2005                4

         Unaudited Consolidated Statements of Operations for the three
         months ended March 31, 2005 and March 31, 2004                        5

         Unaudited Consolidated Statements of Operations for the six
         months ended March 31, 2005 and March 31, 2004                        6

         Unaudited Consolidated Statements of Cash Flows for the six
         months ended March 31, 2005 and March 31, 2004                        7

         Notes to Unaudited Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis or Plan of Operation             8

Item 3.  Controls  and Procedures                                             10

PART II  OTHER INFORMATION                                                    11

         Signatures                                                           12

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

When used in this prospectus, the terms the "Company," "Iceweb," " we," "our," and "us" refers to Iceweb, Inc., a Delaware corporation, and its subsidiaries. All per share information contained in this Quarterly Report gives effect to the One for eighty (1:80) reverse split of the company's common stock effected on April 27th, 2005.

PART I

ITEM 1.     Financial Statements

                          IceWEB, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)


Current assets:
     Cash                                                              1,025,112
     Accounts receivable, net of allowance of $20,946                  1,026,626
     Prepaid expense                                                      34,752
                                                             -------------------
     Total current assets                                              2,086,490

Property and equipment, net of accumulated depreciation
of 333,562                                                               144,260
Goodwill                                                               1,812,999
Deposits                                                                  16,170
Deferred financing costs                                                 190,000
------------------------------------------------------------ -------------------
Total assets                                                          $4,249,919
------------------------------------------------------------ -------------------

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                  1,087,582

     Accrued expenses                                                    177,288

     Line of credit                                                      461,269

     Deferred revenue                                                      7,450
                                                             -------------------
Total Current liabilities                                              1,733,589

     Notes payable - related parties                                     416,639
------------------------------------------------------------ -------------------
Total liabilities                                                     $2,150,228
------------------------------------------------------------ -------------------

Stockholders' equity:

Preferred stock (par value $.001; 10,000,000 shares authorized; Series A Convertible Preferred Stock, par value .001, 1,666,667 shares issued and
1,666,667 shares outstanding)                                              1,667
Common stock  (par value $.001 1,000,000,000 shares authorized 5,988,120
issued, and 5,825,620  outstanding)                                        5,826
Treasury Stock, at cost, (162,500 shares)                               (13,000)
Subscription receivable                                                 (14,300)
Additional paid in capital                                             6,098,617
Accumulated deficit                                                  (3,979,119)
------------------------------------------------------------ -------------------

Total stockholders' equity                                             2,099,691

------------------------------------------------------------ -------------------
Total liabilities and stockholders' equity                           $4,249,919
------------------------------------------------------------ -------------------

See accompanying notes to unaudited consolidated financial statements

IceWEB, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       Three Months Ended
                                                     March 31      March 31
                                                       2005          2004
                                                    (Unaudited)   (Unaudited)
                                                    ------------ --------------

Revenue                                              $1,514,920   $1,623,358

Cost of Sales                                           985,111    1,294,952
------------------------------------------------- -------------- --------------

Gross Profit                                            529,809      328,406

Operating Expenses:
    Marketing & Selling                                   3,199       59,349
    General and Administrative                          443,157      424,875
    Depreciation & Amortization                          16,598       13,474
------------------------------------------------- -------------- --------------
Total Operating Expenses                                462,954      497,698

Operating (Loss)/Income                                  66,855     (169,292)

Interest Expense                                        (10,636)     (10,976)

--------------------------------------------------- ------------ --------------
Net (Loss)Income                                        $56,219    ($180,268)
--------------------------------------------------- ------------ --------------

Basic Income (Loss) per common share                      $0.01       ($0.04)
--------------------------------------------------- ------------ --------------

Diluted Income (Loss) per common share                    $0.01            -
--------------------------------------------------- ------------ --------------

Weighted average common shares outstanding basic      5,623,435    4,846,944
--------------------------------------------------- ------------ --------------

Weighted average common shares outstanding diluted    5,741,004            -
--------------------------------------------------- ------------ --------------

See accompanying notes to unaudited consolidated financial statements

IceWEB, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         Six Months Ended
                                                     March 31      March 31
                                                       2005          2004
                                                    (Unaudited)   (Unaudited)
                                                    ------------ --------------

Revenue                                              $2,957,577   $3,148,716

Cost of Sales                                         2,258,595    2,353,734
--------------------------------------------------- ------------ --------------

Gross Profit                                            698,982      794,982

Operating Expenses:
     Marketing & Selling                                 15,902       96,209
     General and Administrative                         944,589      800,133
     Depreciation & Amortization                         37,960       27,025
--------------------------------------------------- ------------ --------------
Total Operating Expense                                 998,451      923,367

Operating (Loss)/Income                               (299,469)     (128,385)

Interest Expense                                       (30,937)      (21,952)

--------------------------------------------------- ------------ --------------
Net (Loss)Income                                     ($330,406)    ($150,337)
--------------------------------------------------- ------------ --------------

Basic & Diluted Loss per common share                   ($0.06)       ($0.03)
--------------------------------------------------- ------------ --------------

Weighted average common shares outstanding basic
and diluted                                           5,660,472     4,846,944
--------------------------------------------------- ------------ --------------

See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                     March 31,     March 31,
                                                        2005         2004
                                                    (Unaudited)   (Unaudited)
                                                    ------------ --------------

--------------------------------------------------- ------------ --------------
NET CASH USED IN OPERATING ACTIVITIES                 ($409,284)   ($177,853)
--------------------------------------------------- ------------ --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                 (75,969)     (66,679)

--------------------------------------------------- ------------ --------------
NET CASH USED IN INVESTING ACTIVITIES                   (75,969)     (66,679)
--------------------------------------------------- ------------ --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments from(to) related parties                   (7,822)      52,382
     Payment of subscription receivable                  37,700         -
     Common Stock issued for cash                       393,775      255,000
     Preferred Stock issued for cash                    880,631         -
     Proceeds from the exercise of common
     stock options                                       27,300       72,380

--------------------------------------------------- ------------ --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             1,331,584      379,762
--------------------------------------------------- ------------ --------------

NET INCREASE  IN CASH                                   846,331      135,230

CASH - beginning of year                                178,781      104,314

--------------------------------------------------- ------------ --------------
CASH - end of period                                  1,025,112      239,544
--------------------------------------------------- ------------ --------------

See accompanying notes to the unaudited consolidated financial statements

ICEWEB, INC and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 consolidated financial statement presentation. These reclassifications had no impact on previously reported net results of operations or stockholders' equity (deficit).

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

Note 2--Related Parties

The Company has a note payable to John R. Signorello, the Chairman and CEO, for $93,177 plus accrued interest of approximately $41,600. This note bears interest at a rate of 12.5% per annum and is due on-demand. Other Stockholders/Employees have loans totaling $227,186 plus accrued interest of approximately $62,400. Of this amount, $150,000 bears interest at a rate of 12.5% per annum. The Company has issued the note holder 125,000 shares of common stock in exchange for the individual to extend the maturity date of the note by 10 years. The cost associated with these shares has been accounted for as deferred finance charges, and are being amortized over the life of the deferral period. The shares were valued at $200,000 the fair value at the date of issuance. Also included in this amount is $77,000 due to employees' payable on demand.

The Chairman and CEO of the Company, from time to time, provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due to the Chairman and CEO at March 31, 2005 is included in Notes payable - related parties on the accompanying balance sheet.

Note 3 - Stockholder's Equity

On January 4th the Company issued a Private Placement Memorandum. The Company received $393,775 net of expenses. The pricing of the placement is $2.00 per unit. The units consist of one common share at par value .001 and two warrants priced at $4.00 and $8.00 expiring in 2009 and 2010 respectively.

On March 30th the company entered into a preferred stock agreement with Barron Partners, LP a private investment company. Documents are incorporated by reference as an 8k. In March 2005, the Company sold 1,666,667 shares as Series A Convertible Preferred Stock. In connection with the preferred stock issuance, the Company also issued it's A common stock purchase warrants to purchase 2,000,000 shares of common stock at $2 per share. It's B common stock purchase warrants to purchase 1,250,000 shares of common stock at $4.80 per share, and it's C common stock purchase warrants to purchase 1,250,000 shares of common stock at $9.60 per share. All the warrants expire on March 30, 2010.

During the period 7,500 common stock options were exercised by employees. The average exercise price of the options was $ .92. The Company realized proceeds of $6,900 from the exercise of the options.

Note 4 - Stock Options

Stock option activity during the period is indicated as follows:

                            OPTIONS AVAILABLE                     EXERCISE
                                FOR GRANT     OPTIONS GRANTED      PRICE

Balance, December 31, 2004       346,308         903,692         .80 - 3.80

Granted                           16,250          16,250
Exercised                                          7,500         .80 - 1.76

Forfeited                       (140,482)       (140,482)
--------------------------- ----------------- ---------------- ----------------

Balance, March 31, 2005          470,540         779,460         .80 - 3.80
=========================== ================= ================ ================

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

Pro forma results are as follows for the three months ended March 31st, 2005:

         Actual net income                                     56,219
         SFAS 123 Compensation Cost                             1,312
                                                      ----------------

Pro forma net income                                           54,907
                                                      ----------------

Pro forma basic and diluted net income per share                  .01

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

Note 5 - Accounts Receivable

Accounts receivable consist of normal trade receivables. The Company assesses the collectability of its accounts receivable regularly.

Note 6 - Subsequent Events

On April 19, 2005, Messrs. Signorello and Bond both agreed to convert the debt on the company's balance sheet to 541,667 shares of common stock based on the fair market value of the company's common stock as of that date.

On April 27th, 2005, the Company effected a 1 for 80 reverse split of its issued and outstanding common stock. All amounts have been retroactively adjusted to reflect this split.

NOTE 7 - Software Development Costs

Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years.

 As of March 31, 2005, such capitalized software development costs were approximately $77,000. These costs will be amortized over a period of three years beginning April 1, 2005. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS or PLAN OF OPERATION

The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-QSB to conform these statements to actual results. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed elsewhere in this Report in the section entitled "Risk Factors That May Affect Future Results" and the risks discussed in our other historical Securities and Exchange Commission filings.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

IceWEB provides hosted web-based collaboration solutions that enable organizations to establish Internet, Intranet, and Email/Collaboration services immediately and with little or no up-front capital investment. IceWEB's Portal and IceMAIL Collaboration software services are available on a monthly or annual subscription basis to Small and Medium Business (SMB), Non-Profit, and Government organizations. No longer do organizations need to spend months getting their online Internet, Intranet, and Email/Collaboration systems operational--with IceWEB, organizations can be up and running in hours, not months.

IceWEB enables customers to quickly implement an important Internet, Intranet, and Email/Collaboration system through the following key products and services:

         o The ICEPORTAL product is a complete framework for managing web content, rich-media content, discussion threads, customer/user management, and dynamic content that enables our customers to quickly deploy and manage a world-class Internet portal. Far more than "just a web site", IcePORTAL is designed to allow customers the flexibility to create, manage, and deploy some of the most technically advanced and scalable Internet and Intranet portals available today.

         o ICEMAIL is a packaged service that provides a network-hosted groupware, email, calendaring, and collaboration solution utilizing the most widely used enterprise system available--Microsoft Exchange 2003. Customers can leverage the full capabilities of Microsoft Exchange 2003 and Outlook without the initial implementation and maintenance costs associated with such an advanced system--all for pennies a day. In addition to provided hosted Exchange services, IceMAIL will have a substantial focus on providing wireless PDA/SmartPhone synchronization services that enable our customers to have everything in Outlook/Exchange available while traveling away from their office. IceWEB will be a single-source provider of wireless PDA/SmartPhones, GoodLink or Blackberry software, and the cellular carrier services.

         o CONSULTING SERVICES. IceWEB Consulting Services has a proven history of providing our larger enterprise and Government customers with superior Network Infrastructure, Enterprise Email/Collaboration, and Internet/Intranet Portal implementation and support services. IceWEB offers pre-packaged and custom services, using proven best practices to help organizations define their online business objectives and quickly deploy their Internet, Intranet, and Email/Collaboration systems. Although most of our SMB customers purchase and activate our solutions online, our professional services teams work closely with our Government, Non-Profit, and larger customers to deploy customized solutions--even our largest customers benefit from IceWEB's pre-built Portal and Email/Collaboration framework to minimize implementation costs and deployment timelines.

In addition to our focus on subscription-based "software as a service" offerings, IceWEB is engaged in a comprehensive Research and Development Plan to integrate our Portal and Email/Collaboration offerings into the next generation of online applications. This next generation of online hosted application services will focus on integrating "traditional email" and portal systems into an integrated Smart Enterprise Suite with both applications running on both Internet/Intranet as well as synchronized wireless/PDA systems.

RESULTS OF OPERATIONS

Revenues

We generate revenues from software, application development and network management services and integrated technology, infrastructure solutions and third party hardware sales. For the six months ended March 31st, 2005, we generated revenues of $1,514,920 compared to $1,623,358 in the comparative six months period in 2004, a decrease of approximately 7%.

Cost of Sales

For the six months ended March 31st, 2005, cost of sales was $985,110, or approximately 65% of revenues, compared to $1,294,952 or approximately 80% of revenues, for the six months ended March 31st, 2004. The Company attributes the decrease in the cost of sales to an increase in revenue from software sales, software services, IT infrastructure consulting and other technical human resources while sales of hardware decreased.

Total Operating Expenses

Our total operating expenses decreased approximately 10% for the three months ended March 31st, 2005 as compared to the same period in fiscal 2004. These decreases are attributable to the following:

Marketing and Selling - our marketing and selling expense consists of personnel costs, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows. For the three months ended March 31st, 2005, marketing and selling costs were $3,199 as compared to $59,349 for comparative period in 2004, a decrease of $56,150 or approximately 95%. These decreases were the result of a reduction in marketing personnel, trade show events, online web marketing, advertising and print advertising during fiscal 2004.

Research and development - our research and development expense consists primarily of personnel costs related to the development of the software products. We have capitalized during the six month period approximately $77,000 of Research and Development Costs relating to IceMail, IcePortal and, CMS software products.

General and administrative expense - our general and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and corporate governance and compliance. For the six months ended March 31st, 2005, general and administrative expenses were $443,158 as compared to $438,349 for the comparative period in 2004, an increase of $4,809 or approximately 2%. These minor increases in general and administrative expenses reflect increases in personnel costs and other operating expenses incurred in the period. We have stabilized general and administrative expenses and continue to decrease as a percentage of sales due to the process efficiencies we have been developing. At this time, we do not anticipate any significant changes in the number of employees through hiring or firing practices; however, any additional acquisitions could result in increased general and administrative expenses.

Interest Expense

Interest expense consists primarily of the amounts accrued on the notes payable to John R. Signorello and an unaffiliated third party as described in Note 2 of the notes to the unaudited consolidated Financial Statements appearing elsewhere herein. For the three months ended March 31, 2005 interest expense was $10,636 as compared to $10,976 the comparative period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31st, 2005, we had a cash balance of $1,025,112 and a working capital surplus of $352,901. Net cash used in operations was ($409,284) for the six months ended March 31st, 2005, as compared to net cash used in operations of ($177,853) for the six months ended March 31st, 2004. For the six months ended March 31st, 2005, we used cash to fund our net loss of ($330,406) offset by non-cash items such as depreciation and amortization expense of $37,960 reduce accounts payable. The report of our independent auditors on our financial statements for the year ended September 30, 2004 contains an explanatory paragraph regarding our ability to continue as a going concern.

Net cash used in investing activities for the six months ended March 31st, 2005 was $83,493 as compared to $66,679 for the comparative period in 2004. Net cash provided by financing activities for the six months ended March 31st, 2005 was $1,250,049 as compared to $379,762 for the comparative period in 2004. See Note 3.

Over the course of the past 4 months the company has raised net cash of $1.33 million. The proceeds will be used to continue our plan to increase software sales and develop additional upgrades to our existing products. The company does plan to raise additional capital to fund potential acquisitions and to provide working capital to fund strategic internal growth of the company.

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

Item 3.  Controls and Procedures

Our management, which includes our CEO, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation

Date") as of the end of the period covered by this report. Based upon that evaluation, our CEO has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

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

Item 6.  Exhibit and Reports on Form 8-K


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

                                             ICEWEB Inc.

Dated: May 16th, 2005                        By: /s/ John R. Signorello
       ---------------                       ---------------------------
                                             John R. Signorello,
                                             Chairman and CEO