Form 10QSB/A
period 2005-03-31
ICEWEB INC
filed 2005-08-04
CIK 1097718

------------------------------------------------------------------------------


                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                               ICEWEB INCORPORATED

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005

INDEX



PART I   Financial Information

Item 1.  Financial Statements                                                  4

         Unaudited Consolidated Balance Sheet at March 31, 2005                4

         Unaudited Consolidated Statements of Operations for the three
         months ended March 31, 2005 and March 31, 2004                        5

         Unaudited Consolidated Statements of Operations for the six
         months ended March 31, 2005 and March 31, 2004                        6

         Unaudited Consolidated Statements of Cash Flows for the six
         months ended March 31, 2005 and March 31, 2004                        7

         Notes to Unaudited Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis or Plan of Operation            11

Item 3.  Controls  and Procedures                                             14

PART II  OTHER INFORMATION                                                    14

         Signatures                                                           15

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

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          IceWEB, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

Current assets:
     Cash                                                             1,025,112
     Accounts receivable, net of allowance of $20,946                 1,026,626
     Prepaid expense                                                     34,752
                                                                    -----------
     Total current assets                                             2,086,490

Property and equipment, net of accumulated depreciation
 of 333,562                                                             144,260
Goodwill                                                              1,812,999
Deposits                                                                 16,170
Deferred financing costs                                                190,000
---------------------------------------------------------------     -----------
Total assets                                                        $ 4,249,919
---------------------------------------------------------------     -----------

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                 1,087,582

     Accrued expenses                                                   177,288

     Line of credit                                                     461,269

     Deferred revenue                                                     7,450
                                                                    -----------
Total Current liabilities                                             1,733,589

     Notes payable - related parties                                    416,639
---------------------------------------------------------------     -----------
Total liabilities                                                   $ 2,150,228
---------------------------------------------------------------     -----------

Stockholders' equity:

Preferred stock (par value $.001; 10,000,000 shares authorized;
 Series A Convertible Preferred Stock, par value .001,
 1,666,667 shares issued and 1,666,667 shares outstanding)                1,667
Common stock  (par value $.001 1,000,000,000 shares authorized
 5,988,120 issued, and 5,825,620  outstanding)                            5,826
Treasury Stock, at cost, (162,500 shares)                               (13,000)
Subscription receivable                                                 (14,300)
Additional paid in capital                                            6,098,617
Accumulated deficit                                                  (3,979,119)
---------------------------------------------------------------     -----------

Total stockholders' equity                                            2,099,691

---------------------------------------------------------------     -----------
Total liabilities and stockholders' equity                           $4,249,919
---------------------------------------------------------------     -----------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                      March 31,      March 31,
                                                         2005           2004
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------

Revenue                                              $ 1,514,920    $ 1,623,358

Cost of Sales                                            985,111      1,294,952
--------------------------------------------------   -----------    -----------

Gross Profit                                             529,809        328,406

Operating Expenses:
    Marketing & Selling                                    3,199         59,349
    General and Administrative                           443,157        424,875
    Depreciation & Amortization                           16,598         13,474
--------------------------------------------------   -----------    -----------
Total Operating Expenses                                 462,954        497,698

Operating (Loss)/Income                                   66,855       (169,292)

Interest Expense                                         (10,636)       (10,976)

--------------------------------------------------   -----------    -----------
Net (Loss)Income                                     $    56,219    $  (180,268)

Less: Preferred stock dividend                        (1,000,000)             -
--------------------------------------------------   -----------    -----------

Loss available to common shareholders                $  (943,781)   $         -
--------------------------------------------------   -----------    -----------

Basic Income (Loss) per common share                 $     (0.17)   $     (0.04)
--------------------------------------------------   -----------    -----------

Diluted Income (Loss) per common share               $     (0.16)   $         -
--------------------------------------------------   -----------    -----------

Weighted average common shares outstanding basic       5,623,435      4,846,944
--------------------------------------------------   -----------    -----------

Weighted average common shares outstanding diluted     5,741,004              -
--------------------------------------------------   -----------    -----------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Six Months Ended
                                                      March 31,      March 31,
                                                         2005           2004
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------

Revenue                                              $ 2,957,577    $ 3,148,716

Cost of Sales                                          2,258,595      2,353,734
--------------------------------------------------   -----------    -----------

Gross Profit                                             698,982        794,982

Operating Expenses:
    Marketing & Selling                                   15,902         96,209
    General and Administrative                           944,589        800,133
    Depreciation & Amortization                           37,960         27,025
--------------------------------------------------   -----------    -----------
Total Operating Expenses                                 998,451        923,367

Operating (Loss)/Income                                 (299,469)      (128,385)

Interest Expense                                         (30,937)       (21,952)

--------------------------------------------------   -----------    -----------
Net (Loss)Income                                     $  (330,406)   $  (150,337)

Less: Preferred stock dividend                        (1,000,000)             -
--------------------------------------------------   -----------    -----------

Loss available to common shareholders                $(1,330,406)   $         -
--------------------------------------------------   -----------    -----------

Basic & Diluted Loss per common share                $     (0.24)   $     (0.03)
--------------------------------------------------   -----------    -----------

Weighted average common shares outstanding basic
and diluted                                            5,660,472      4,846,944
--------------------------------------------------   -----------    -----------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                      March 31,      March 31,
                                                         2005           2004
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------

--------------------------------------------------   -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                $  (409,284)   $  (177,853)
--------------------------------------------------   -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                  (75,969)       (66,679)

--------------------------------------------------   -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (75,969)       (66,679)
--------------------------------------------------   -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments from(to) related parties                    (7,822)        52,382
     Payment of subscription receivable                   37,700              -
     Common Stock issued for cash                        393,775        255,000
     Preferred Stock issued for cash                     880,631              -
     Proceeds from the exercise of common
     stock options                                        27,300         72,380

--------------------------------------------------   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              1,331,584        379,762
--------------------------------------------------   -----------    -----------

NET INCREASE  IN CASH                                    846,331        135,230

CASH - beginning of year                                 178,781        104,314

--------------------------------------------------   -----------    -----------
CASH - end of period                                   1,025,112        239,544
--------------------------------------------------   -----------    -----------

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

On March 30th the Company entered into a preferred stock agreement with Barron Partners, LP a private investment company. Documents are incorporated by reference as an 8k. In March 2005, the Company sold 1,666,667 shares as Series A Convertible Preferred Stock. In connection with the preferred stock issuance, the Company also issued it's A common stock purchase warrants to purchase 2,000,000 shares of common stock at $2 per share. It's B common stock purchase warrants to purchase 1,250,000 shares of common stock at $4.80 per share, and it's C common stock purchase warrants to purchase 1,250,000 shares of common stock at $9.60 per share. All the warrants expire on March 30, 2010. Based on the guidance provided by APB No. 14 (accounting for convertible debt and debt issued with stock purchase warrants). The Company recorded a $1,000,000 preferred stock dividend as a result of this issuance.

During the period 7,500 common stock options were exercised by employees. The average exercise price of the options was $ .92. The Company realized proceeds of $6,900 from the exercise of the options.

Note 4 - Stock Options

Stock option activity during the period is indicated as follows:

                              OPTIONS AVAILABLE                        EXERCISE
                                  FOR GRANT        OPTIONS GRANTED      PRICE

Balance, December 31, 2004         346,308             903,692        .80 - 3.80

Granted                            (16,250)             16,250

Forfeited                          140,482            (140,482)
--------------------------    -----------------    ---------------    ----------

Balance, March 31, 2005            470,540             779,460        .80 - 3.80
==========================    =================    ===============    ==========

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

Pro forma results are as follows for the three months ended March 31st, 2005:

         Actual net income                                     56,219
         SFAS 123 Compensation Cost                             1,312
                                                               ------

Pro forma net income                                           54,907
                                                               ------

Pro forma basic and diluted net income per share                  .01

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

                                             ICEWEB Inc.

Dated: August 4, 2005                        By: /s/ John R. Signorello
       --------------                        ---------------------------
                                             John R. Signorello,
                                             Chairman and CEO