Form 10QSB
period 2005-06-30
ICEWEB INC
filed 2005-08-19
CIK 1097718

________________________________________________________________________________

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2005

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____


                         COMMISSION FILE NUMBER 0-27865


                               ICEWEB INCORPORATED
                               -------------------
        (Exact name of small business issuer as specified in its charter)


                   DELAWARE                                 13-2640971
                   --------                                 ----------
        (State or other jurisdiction                      (IRS Employer
      of incorporation or organization)                Identification No.)


               205 VAN BUREN STREET, SUITE 420, HERNDON, VA 20170
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (703) 964-8000
                                 --------------
                           (Issuer's telephone number)


                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,492,287 shares of common stock issued and outstanding at August 16, 2005.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]
________________________________________________________________________________

                               ICEWEB INCORPORATED

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2005

INDEX


PART I   Financial Information

Item 1.  Financial Statements ...............................................  4

         Consolidated Balance Sheet at June 30, 2005 (unaudited) ............  4

         Consolidated Statements of Operations for the
         three months ended June 30, 2005 and June 30, 2004 (unaudited) .....  5

         Consolidated Statements of Operations for the
         nine months ended June 30, 2005 and June 30, 2004 (unaudited) ......  6

         Consolidated Statements of Cash Flows for the
         nine months ended June 30, 2005 and June 30, 2004 (unaudited) ......  7

         Notes to Consolidated Financial Statements (unaudited) .............  8

Item 2.  Management's Discussion and Analysis or Plan of Operation .......... 11

Item 3.  Controls  and Procedures ........................................... 15

PART II  OTHER INFORMATION .................................................  15

         Signatures ......................................................... 15


When used in this report, the terms "IceWEB," the "Company," " we," "our," and "us" refers to IceWEB, Inc., a Delaware corporation, and its subsidiaries. The information which appears on the Company's web site at www.iceweb.com is not part of this quarterly report.

All per share information contained in this quarterly report gives effect to the ten for one (10:1) forward stock split of the Company's common stock effective October 13, 2004 and a one for eighty (1:80) reverse stock split of its common stock effective April 27, 2005.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10QSB for the three and nine months ended June 30, 2005 includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as our ability to grow our revenues and establish our brand, our history of unprofitable operations, the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects, the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products, changes in economic conditions specific to any one or more of our markets, changes in general economic conditions, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements, and the other factors and information disclosed and discussed in other sections of this report. Investors and shareholders should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Except as required by federal securities law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IceWEB, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

Current assets:
     Cash                                                           $   269,960
     Accounts receivable, net of allowance of $20,846                 1,558,077
     Prepaid expense                                                      7,400
     Other current assets                                                40,437
     Employee advances                                                   60,000
                                                                    -----------
     Total current assets                                             1,935,874


Property and equipment, net of accumulated depreciation of 342,409       52,817
Software development costs                                              129,000
Goodwill                                                              1,812,999
Deposits                                                                 16,170
Deferred financing costs                                                185,000
-------------------------------------------------------------------------------
Total assets                                                        $ 4,131,860
-------------------------------------------------------------------------------

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                               $ 1,032,463
     Accrued expenses                                                    85,347
     Advances from related party                                         92,875
     Line of credit                                                     461,269
     Deferred revenue                                                     4,275
                                                                    -----------
Total Current liabilities                                             1,676,229

     Notes payable - related parties                                    213,124
-------------------------------------------------------------------------------
Total liabilities                                                   $ 1,889,353
-------------------------------------------------------------------------------

Stockholders' equity:

Preferred stock (par value $.001; 10,000,000 shares authorized;
  Series A Convertible Preferred Stock, par value .001, 1,666,667
  shares issued and 1,666,667 shares outstanding)                         1,667
Common stock  (par value $.001 1,000,000,000 shares authorized
  6,654,787 issued, and 6,492,287 outstanding)                            6,493
Treasury Stock, at cost, (162,500 shares)                               (13,000)
Subscription receivable                                                 (50,300)
Additional paid in capital                                            6,188,154
Accumulated deficit                                                  (3,890,507)
-------------------------------------------------------------------------------

Total stockholders' equity                                            2,242,507

-------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $ 4,131,860
-------------------------------------------------------------------------------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                      -------------------------
                                                        June 30,      June 30,
                                                          2005          2004
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------

Revenue                                               $ 2,049,483   $ 1,699,783
-------------------------------------------------------------------------------

Cost of Sales                                           1,464,673     1,153,591
-------------------------------------------------------------------------------

Gross Profit                                              584,810       546,192

Operating Expenses:
     Marketing and Selling                                  9,402        58,231
     General and Administrative                           459,526       674,067
     Depreciation and Amortization                         13,846        12,461
                                                      -----------   -----------
       Total Operating Expenses                           482,774       744,759

Operating (Loss)/Income                                   102,036      (198,567)

Interest Expense                                          (13,424)      (11,787)
Other Income                                                    -        38,652

-------------------------------------------------------------------------------
Net (Loss)Income                                      $    88,612   $  (171,702)
-------------------------------------------------------------------------------

Basic  Income (Loss) per common share                 $      0.01   $     (0.03)
Diluted  Income (Loss) per common share               $      0.01   $     (0.03)
Weighted average common shares outstanding basic        5,962,657     5,148,806
Weighted average common shares outstanding diluted     12,907,606     5,148,806

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Nine Months Ended
                                                      -------------------------
                                                        June 30,      June 30,
                                                          2005          2004
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------

Revenue                                               $ 4,987,776   $ 4,848,499
-------------------------------------------------------------------------------

Cost of Sales                                           3,789,535     3,379,655
-------------------------------------------------------------------------------

Gross Profit                                            1,198,241     1,468,844

Operating Expenses:
     Marketing and Selling                                 25,825       154,440
     General and Administrative                         1,337,326     1,588,640
     Depreciation and Amortization                         51,807        52,716
                                                      -----------   -----------

       Total Operating Expense                          1,414,958     1,795,796

Operating Loss                                           (216,717)     (326,952)

Interest Expense                                          (44,361)      (33,739)
Other Income                                               19,283        38,652

-------------------------------------------------------------------------------
Net (Loss)                                               (241,795)     (322,039)
-------------------------------------------------------------------------------
Preferred Stock Dividend                               (1,000,000)            -

-------------------------------------------------------------------------------
Loss available to Shareholders                        $(1,241,795)  $  (322,039)
-------------------------------------------------------------------------------

Basic and diluted Loss per common share               $     (0.21)  $     (0.07)
-------------------------------------------------------------------------------
Weighted average common shares outstanding basic
  and diluted                                           5,795,522     4,846,944
-------------------------------------------------------------------------------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                      -------------------------
                                                        June 30,      June 30,
                                                          2005          2004
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------

-------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES   $(1,003,322)  $    30,428
-------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                  (132,373)      (77,437)
     Cash acquired in acquisitions                              -       103,107

-------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (132,373)       25,670
-------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments from(to) related parties                   (116,337)      (44,318)
       Payment of subscription receivable                   1,700             -
       Common Stock issued for cash                       468,375       158,600
     Net Preferred Stock issued for cash                  845,836             -
     Proceeds from the exercise of common stock option     27,300         9,660
     Purchase of treasury stock                                 -       (13,000)

-------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,226,874       110,942
-------------------------------------------------------------------------------

NET INCREASE  IN CASH                                      91,179       167,040

CASH - beginning of year                                  178,781       104,314

-------------------------------------------------------------------------------
CASH - end of period                                      269,960       271,354
-------------------------------------------------------------------------------

    See accompanying notes to the unaudited consolidated financial statements

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                  JUNE 30, 2005

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

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 consolidated financial statement presentation. These reclassifications had no impact on previously reported net results of operations or stockholders' equity.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual Report for the year ended September 30, 2004, which is included in the Company's Form 10-KSB for the year ended September 30, 2004, as amended. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2 - RELATED PARTIES

Stockholders/Employees have loans totaling $152,186 plus accrued interest of approximately $60,938. Of this amount, $150,000 bears interest at a rate of 12.5% per annum. The Company has issued the note holder 125,000 shares of common stock in exchange for the individual to extend the maturity date of the note by 10 years. The cost associated with these shares has been accounted for as deferred finance charges, and are being amortized over the life of the deferral period. The shares were valued at $200,000 the fair value at the date of issuance. An employee has a loan totaling $60,000 payable on demand. This item is shown separately on the balance sheet as employee advances. This employee is not an officer of the company.

The Chief Executive Officer of the Company, from time to time, provides advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due to the Chief Executive Officer of $92,875, at June 30, 2005 is shown separately on the balance sheet as advances from related party.

NOTE 3 - STOCKHOLDERS' EQUITY

Between December 2004 and January 2005, the Company sold 250,000 units of its securities at a purchase price of $2.00 per unit to three accredited investors in exchange for gross proceeds of $500,000. In this transaction the Company issued an aggregate of 250,000 shares of its common stock, 250,000 Series H Common Stock Purchase Warrants with an exercise price of $4.00 per share and expiring in December 2007 and 250,000 Series I Common Stock Purchase Warrants with an exercise price of $8.00 per share and expiring in December 2009. A third party with whom the Company had previously entered into an agreement with to provide assistance and advisory services to the Company, including the structure of financing, strategic planning and business combinations, introduced the Company to the investors and received fees of $20,000 in cash and common stock purchase warrants to purchase an aggregate of 75,000 shares of our common stock at exercise prices ranging from $4.00 to $8.00 per share.

In March 2005, the Company sold an accredited investor 1,666,667 shares of its Series A Convertible Preferred Stock and issued the purchaser Common Stock Purchase Warrants "A", "B" and "C" to purchase an aggregate of 4,500,000 shares of its common stock at exercise prices ranging from $2.00 to $9.60 per share for an aggregate purchase price of $1,000,000. These five year common stock purchase warrants contain a cashless exercise provision and the exercise price of the "A" warrants are subject to reduction in the event the Company does not meet certain financial criteria in future periods. The Company received net proceeds of $845,000 after payment of expenses of $70,000 and a finder's fee to a broker dealer of $65,000. The Company also issued the broker dealer a warrant to purchase 175,000 shares of its common stock with an exercise price of $0.70 per share, the terms of which, other than the exercise price, are identical to the Common Stock Purchase Warrants "A" issued to the investor.

During the current quarter no common stock options were exercised by employees. In April 2005 the Company issued 416,667 shares of its common stock in exchange for $50,000 and the satisfaction of a note payable in the principal amount of $93,177 which had been acquired from a related party. The $50,000 is reflected on the Company's balance sheet at June 30, 2005 as a subscription receivable. The transfer or sale of the shares is restricted until such time as the subscription receivable has been paid.

In April 2005 the Company also issued 125,000 shares of its common stock to an employee as satisfaction of a related party loan in the amount of $77,000.

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                  JUNE 30, 2005

On April 27, 2005, the Company effected a 1 for 80 reverse split of its issued and outstanding common stock. All amounts have been retroactively adjusted to reflect this split.

In May 2005 the Company issued a stockholder whom it owed $150,000 principal plus interest under an unsecured promissory note 125,000 shares of its common stock as consideration for a 10 year extension of the due date of the note. See
Note 2.

NOTE 4 - STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of the status of the Company's outstanding stock options as of June 30, 2005 and changes during the period ending on that date is as follows:

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                  ---------     ----------------

Outstanding at March 31, 2005 ..................    779,460          $2.17

Granted ........................................    270,500           1.57
Exercised ......................................          -          (0.00)
Forfeited ......................................    (44,375)         (2.64)
                                                  ---------          -----

Outstanding at June 30, 2005 ...................  1,005,585          $2.01
                                                  ---------          -----

Options exercisable at end of period ...........    603,282          $1.99
                                                  ---------          -----

Weighted-average fair value of options granted
during the period ..............................          -          $1.57

Common stock warrants
---------------------

A summary of the status of the Company's outstanding stock warrants granted as of June 30, 2005 and changes during the period is as follows:

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                  ---------     ----------------

Outstanding at March 31, 2005 ..................  6,176,250          $5.00

Granted ........................................          -              -
Exercised ......................................          -              -
Forfeited ......................................          -              -
                                                  ---------          -----

Outstanding at June 30, 2005 ...................  6,176,250          $5.00
                                                  ---------          -----

Warrants exercisable at end of period ..........  6,176,250          $5.00
                                                  ---------          -----

The following information applies to all warrants outstanding at June 30, 2005:

                              Warrants Outstanding         Warrants Exercisable
                          ----------------------------    ---------------------
                          Weighted Average    Weighted                 Weighted
 Range of                    Remaining        Average                  Average
 Exercise                 Contractual Life    Exercise                 Exercise
 Prices        Shares         (Years)          Price        Shares      Price
 --------    ---------    ----------------    --------    ---------    --------
  $ 0.70       175,000        4.75             $ 0.70       175,000     $ 0.70
  $ 2.00     2,000,000        4.75             $ 2.00     2,000,000     $ 2.00
  $ 4.80     1,250,000        4.75             $ 4.80     1,250,000     $ 4.80
  $ 9.60     1,250,000        4.75             $ 9.60     1,250,000     $ 9.60
  $ 4.00       250,000        2.5              $ 4.00       250,000     $ 4.00
  $ 8.00       250,000        4.5              $ 8.00       250,000     $ 8.00
  $ 2.40        58,750        10 months        $ 2.40        58,750     $ 2.40
  $ 4.80        58,750        10 months        $ 4.80        58,750     $ 4.80
  $ 8.00        58,750        10 months        $ 8.00        58,750     $ 8.00
  $16.00        58,750        10 months        $16.00        58,750     $16.00
  $ 2.40       228,750        3 months         $ 2.40       228,750     $ 2.40
  $ 4.80       228,750        3 months         $ 4.80       228,750     $ 4.80
  $ 8.00       228,750        3 months         $ 8.00       228,750     $ 8.00
  $ 2.00         5,000         6.0             $ 2.00         5,000     $ 2.00
  $ 4.00        37,500         2.5             $ 4.00        37,500     $ 4.00
  $ 8.00        37,500         4.5             $ 8.00        37,500     $ 8.00

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                  JUNE 30, 2005

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

Pro forma results are as follows for the three months ended June 30, 2005:

         Actual net income .............................         88,612
         SFAS 123 Compensation Cost ....................              0
                                                                 ------

         Pro forma net income ..........................         88,612
                                                                 ------

         Pro forma basic and diluted net income per share ....      .01

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

         Risk free interest rate .......................             4%
         Expected dividends ............................             0
         Volatility factor .............................            52%

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

NOTE 6 - SOFTWARE DEVELOPMENT COSTS

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

As of June 30, 2005, such capitalizable software development costs were approximately $129,000. These costs will be amortized over a period of three years beginning July, 1, 2005. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We provide hosted web-based collaboration solutions that enable organizations to establish Internet, Intranet, and email/collaboration services immediately and with little or no up-front capital investment. Our Vista portal and IceMAIL collaboration software services are available on a monthly or annual subscription basis to small and medium-sized businesses and non-profit and government organizations. We also provide consulting services to our larger enterprise and government customers including network infrastructure, enterprise email/collaboration, and Internet/Intranet portal implementation and support services. We offer pre-packaged and custom services, using proven best practices to help organizations define their online business objectives and quickly deploy their Internet, Intranet, and email/collaboration systems. Although most of our small to medium-sized business customers purchase and activate our solutions online, our professional services teams work closely with our government, non-profit and larger customers to deploy customized solutions. We also market an array of information technology services and third party computer hardware and software.

Our history and acquisition strategy has been key in our growth as a company. We began as a full service provider of computer systems and professional services to private sector corporations and to the federal government under a General Services Administration (GSA) schedule contract for computer systems and peripherals. Beginning in 2001, we began a series of strategic acquisitions which have resulted in our current business and operations, including:

      o in June 2001, IceWEB acquired the assets of Learning Stream, Inc., a provider of digital content streaming services, which coincided with the transition of our business model to a focus on e-learning. LearningStream had developed custom streaming solutions which we believed were more efficient and effective than the solutions we had implemented at that time. We considered the software we acquired to be competitive because it helped remove the complexity and unnecessary cost from the implementation of the streaming technology,

      o in June 2003, IceWEB acquired all of the outstanding stock of Interlan Communications, Inc., a provider of data communications and networking solutions for business, government, and education. Interlan provided technical services including presales design and consulting, installation, troubleshooting, and long term maintenance and support contracts,

      o in June 2003, IceWEB acquired all of the outstanding stock of The Seven Corporation, a provider of network engineering services to commercial and government customers throughout the United States,

      o in October 2003, IceWEB acquired the software ownership rights and customers of Iplicity, Inc. of Virginia. Iplicity had developed a complete content management software platform based on open source architecture to run in any operating environment. In this transaction we acquired software licenses, source code, potential patents and trademarks, and

      o in May 2004 IceWEB acquired substantially all of the assets of DevElements, Inc. of Virginia, a professional IT consultancy firm that designs, develops and implements web-based productivity solutions for the customers. In this transaction we acquired software licenses, source code, potential patents and trademarks, as well as some cash and tangible assets.

We generate revenues from sales of software licenses and provision of software application services, application development and network management services and integrated technology, infrastructure solutions and third party hardware sales. As a result of the growth of our company both through acquisitions and organically, we have significantly increased both our revenues and expenses during fiscal 2004. During fiscal 2005 we have capitalized on our growth through these acquisitions to organically grow our company and introduce new products. As a result of this growth, and as described elsewhere herein, we anticipate that both revenues and expenses will continue to increase in future periods.

We believe that the key factors to our continued growth and profitability include the following:

      o the introduction of our IceWEB Vista portal software which was released to general availability during June 2005. IceWEB Vista is a powerful tool for efficient website management, built upon open source architecture (.Net) that allows users to quickly, easily and affordably update their Web content and site structure,

      o the launch of IceMAIL, a packaged service that provides a network-hosted groupware, email, calendaring, and collaboration solution utilizing Microsoft Exchange 2003, the most widely used enterprise system available. Customers will be able to leverage the full capabilities of Microsoft Exchange 2003 and Outlook without the initial implementation and maintenance costs associated with such an advanced system. We plan a launch of IceMAIL before the end of fiscal 2005,

      o raising approximately $4 million of additional working capital to expand our marketing, support our growth and for an acquisition of an additional company in the software services group,

      o  hiring additional qualified, technical employees, and

      o hiring a Chief Financial Officer and improving our internal financial reporting systems and processes.

IceWEB launched IceWEB Vista in June 2005 and will launch IceMAIL before the end of fiscal 2005. The sale of these products are the focus of our business. The company has numerous challenges in other areas which we believe are key to our growth, many of which are beyond our control.

While we believe that we will be able to identify and recruit a Chief Financial Officer prior to the end of fiscal 2005 and to implement upgrades to our internal systems, we face continuing difficulties in locating sufficient qualified technical personnel. Our company is located in the "Tech Corridor" of Northern Virginia and we compete with a number of companies for employees, many of which have been in business longer than we have and which are more attractive to prospective employees. Our inability to accomplish one or more of these key goals may limit our growth in future periods.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 2004

The following table provides an overview of certain key factors of our results of operations for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004:

                                  Nine Months Ended
                             --------------------------
                               June 30,       June 30,
                                2005           2004         $ Change    % Change
                             -----------    -----------    ----------   --------

Revenues .................   $4,987,776     $4,848,499     $ 139,277       2.9%
Marketing and selling ....       25,825        154,440      (128,615)    -83.3%
General and administrative
  expenses ...............    1,337,326      1,588,640      (251,314)    -15.8%
Total operating expenses .    1,414,958      1,795,796      (380,838)    -21.2%
Operating (loss) .........     (216,717)      (326,952)     (110,235)    -33.7%
Net (loss) ...............   $ (241,795)    $ (323,039)    $ (81,244)    -25.1%

Other key indicators:
                                                Nine Months Ended
                                                     June 30,
                                                -----------------
                                                2005        2004     % of change
                                                ----        ----     -----------

Cost of sales as a percentage of revenues ..    76.0%       69.7%       + 9.0%
Gross profit margin ........................    24.0%       30.3%       -20.8%
General and administrative expenses as a
  percentage of revenues ...................    26.8%       32.8%       -18.3%
Total operating expenses as a percentage
  of revenues ..............................    28.4%       37.0%       -23.2%

Revenues

For the nine months ended June 30, 2005, we reported revenues of $4,987,776 as compared to revenues of $4,848,499 for the comparative nine month period in 2004, an increase of approximately 2.9%. Revenues for the three months ended increased $349,700, or approximately 20.6%, from the comparable three month period in fiscal 2004. Historically the Company has relied upon funds available under its revolving credit line to provide sufficient cash to purchase hardware for resale; during the three months ended March 31, 2005 the Company had reached the maximum borrowing amount under the credit line and was unable to purchase hardware from certain vendors for resale to our customers. As a result of working capital made available to us from the sale of securities during March 2005 an advances from our CEO as described elsewhere herein, we now have capital available to purchase the necessary hardware for resale. This increase in working capital is the primary reason for the increase in revenue for the three months ended June 30, 2005. The Company has also increased its revenue 4% from software sales and service for the nine months ending June 30, 2005

Cost of Sales

Our cost of sales consists of products purchased for resale, salaries of technical personnel, third party contractors, hosting and sales commissions. For the nine months ended June 30, 2005, cost of sales was $3,789,535 or approximately 76% of revenues, compared to $3,379,655 or approximately 69.7% of revenues, for the nine months ended June 30, 2004. The Company attributes the increase in the cost of sales to an increase in cost of technical personnel and hardware for resale.

Total Operating Expenses

Our total operating expenses decreased $380,838, or approximately 21.2% to $1,414,958 for the nine months ended June 30, 2005 as compared to $1,795,796 in the same period in fiscal 2004. These decreases are attributable to the following:

   o Marketing and Selling. Our marketing and selling expense consists of personnel costs, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows. For the nine months ended June 30, 2005, marketing and selling costs were $25,825 as compared to $154,440 for comparative period in 2004, a decrease of $128,615 or approximately 83.3%. These decreases were the result of a reduction in marketing personnel, trade show events, onlineWeb marketing, advertising and print advertising during the first three quarters of fiscal 2005 as a result of limited working capital. As a result of working capital made available to us from the sale of securities in March 2005, we anticipate that our marketing and selling expense will increase during the balance of fiscal 2005 in conjunction with the launch of our new software offerings;

   o General and administrative expenses. Ggeneral and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and other costs related to our corporate governance and compliance with the reporting requirements of publicly held companies. For the nine months ended June 30, 2005, general and administrative expenses were $1,337,326 as compared to $1,588,640 for the comparative period in 2004, a decrease of $251,314 or approximately 15.8%. This decrease in general and administrative expenses reflects decreases in personnel costs, acquisition efficiencies and other operating expenses incurred in the period. We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2005.

Interest Expense

Interest expense consists primarily of the amounts accrued on our revolving credit line with Comerica Bank and notes payable to related parties. For the nine months ended June 30, 2005 interest expense was $44,361 as compared to $33,739 the comparative period in 2004. We anticipate that interest expense will decline in the fourth quarter of fiscal 2005 as a result of the conversion to equity of the notes held by related parties during the third quarter of fiscal 2005. See Note 2.

Preferred stock Dividend

The Company issued preferred stock with a conversion to common stock below the fair market value of the common stock on the date of closing. This resulted in a book entry for a preferred dividend of $1,000,000 causing an increased loss per share of $(.20). This is a one time charge and the Company does not expect a comparable charge in future periods as the designations, rights and preferences of the preferred stock do not provide for the payment of dividends.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2005 (unaudited) and September 30, 2004:

                                June 30,      September        $ of       % of
                                  2005         30, 2004       Change     Change
                              -----------    -----------    ----------   -------

Working capital (deficit) ... $   259,645    $(1,048,557)   $1,308,202   +124.8%

Cash ........................ $   269,960    $   178,781    $   91,179   + 51.0%
Accounts receivable, net .... $ 1,558,077    $ 1,062,707    $  495,370   + 46.6%
Total current assets ........ $ 1,935,874    $ 1,241,488    $  694,386   + 55.9%
Property and equipment, net . $    52,817    $    86,251    $  (33,434)  - 38.8%
Total assets ................ $ 4,131,860    $ 3,156,908    $  974,952   + 30.9%

Accounts payable ............ $ 1,032,463    $ 1,233,708    $ (201,245)  -116.3%
Accrued expenses ............ $    85,347    $   152,577    $  (67,230)  - 44.1%
Deferred revenue ............ $     4,275    $    19,030    $  (14,755)  - 77.5%
Total current liabilities ... $ 1,676,229    $ 2,291,045    $ (614,816)  - 26.8%
Total liabilities ........... $ 1,889,353    $ 2,291,045    $ (401,692)  - 17.5%

Accumulated (deficit) ....... $(3,890,507)   $(3,648,940)   $  241,567   +  6.6%
Stockholders' equity ........ $ 2,242,507    $   865,863    $1,376,644   +159.0%

Net cash used in operating activities was $(1,003,322) for the nine months ended June 30, 2005 as compared to net cash provided by operating activities of $30,428 for the nine months ended June 30, 2004. The decrease in cash from operations is primarily due to increase in current assets excluding cash of $ 603,000 and a decrease in Accounts Payable of $190,000, and an operating loss excluding non-cash items of $210,000.

Net cash used in investing activities for the nine months ended June 30, 2005 was ($132,373) as compared to net cash provided by investing activities of $25,670 for the comparative period in 2004. During the nine months ended June 30, 2004 we acquired two companies and in connection therewith recognized cash provided by investing activities; we did not have any similar transactions during the nine months ended June 30, 2005 which accounts for the increase in cash used. Net cash provided by financing activities for the nine months ended June 30, 2005 was $1,226,874 as compared to $110,942 for the comparative period in 2004. The primary reason for the increase is an increase of $1,155,661 in proceeds from the sale of equity securities during the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.

At June 30, 2005 we had an accumulated deficit of $(3,890,507) and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2004 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses and cash used in operations. We reported a net loss of $(241,795) for the nine months ended June 30, 2005 and there are no assurances that we will report net income in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, a bank line of credit and loans from related parties. At June 30, 2005 we had cash on hand of $269,960 and working capital of $259,645. At June 30, 2005 we owed $461,269 under our line of credit with Comerica Bank, which is reflected as a current liability, and we do not have any ability to borrow any additional sums under this credit facility. While we do not have any working capital commitments, we do not presently have any external sources of working capital. Our working capital needs in future periods primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. In March 2005 we sold shares of our Series A Convertible Preferred Stock. The designations of these shares included a restriction that so long as the shares are outstanding, we cannot sell or issue any common stock, rights to subscribe for shares of common stock or securities which are convertible or exercisable into shares of common stock at an effective purchase price of less than the then conversion value which is presently $0.60 per share. This may limit our ability to raise capital in future periods. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues and maintain profitable operations in the future. If we are unable to secure the necessary additional working capital as needed, we may be forced to curtail some or all of our operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2005 our CEO transferred a note from our company in the principal amount of $93,177 plus accrued interest of approximately $41,600 to a third party in a private transaction. Thereafter, the recipient, who was an accredited investor, agreed to purchase 416,667 shares of our common stock in exchange for $50,000 and the forgiveness of the principal and interest due by us under the note. This transaction was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The $50,000 due us under this transaction is reflected as a subscription receivable in the financial statements contained elsewhere in this quarterly report. These 416,667 shares of our common stock are not transferable by the holder until such time as the subscription receivable has been satisfied.

In April 2005 we also issued 125,000 shares of our common stock to Mr. James Bond, one of our key employees, in satisfaction of a non-interest bearing note in the principal amount of $125,000 in a transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The recipient was a sophisticated investor who had such knowledge and experience in business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.

In May 2005 we issued a stockholder whom we owe $150,000 principal plus interest under an unsecured promissory note 125,000 shares of our common stock as consideration for a 10 year extension of the due date of the note. The recipient was an accredited investor and the transaction was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

ITEM 6.  EXHIBITS

         Exhibit No.       Description
         -----------       -----------

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

                                        IceWEB, Inc.

Dated: August 19,  2005                 By: /s/ John R. Signorello
                                        --------------------------
                                        John R. Signorello,
                                        Chairman and CEO,
                                        principal executive officer and
                                        principal financial officer