Form 10KSB/A
period 2004-09-30
ICEWEB INC
filed 2005-11-10
CIK 1097718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 AMENDMENT NO. 3

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

         Transitional Small Business Disclosure Form (check one): Yes ___ No _X_





                                EXPLANATORY NOTE

         We are amending this Form 10-KSB/A for the year ended September 30, 2004 to restate our Consolidated Balance Sheet at September 30, 2004, Consolidated Statements of Operations for the year ended September 30, 2004 and Consolidated Statements of Cash Flows for the year ended September 30, 2004 to reflect a change in classification of assets relating to the acquisition of The Seven Corporation, Iplicity, Inc. and DevElements, Inc. per SFAS 141. Amounts previously recorded as goodwill have been reclassified as intangible assets. See
Note 10 to the Notes to Consolidated Financial Statements for a more detailed explanation relating to intangibles and the associated amortization expense.

         The Items of this Form 10-KSB/A for the year ended September 30, 2004 which are amended and restated are as follows: Part I, Item 1. Risk Factors;
Part II, Item 6. Management's Discussion and Analysis or Plan or Operations,
Item 7. Financial Statements including the Consolidated Balance Sheet as of September 30, 2004, Consolidated Statements of Operations for the year ended September 30, 2004, Consolidated Statements of Cash Flows for the year ended September 30, 2004 and Notes to Consolidated Financial Statements, and Item 8A. Controls and Procedures. Further, Part III, Item 13. Exhibits includes currently dated certificates from the Company's Chief Executive Officer and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2 and 32.1.

         The remaining Items contained in this Form 10-KSB/A consist of all other Items originally contained in our Form 10-KSB for the year ended September 30, 2004 as filed on January 14, 2005 and amended on January 18, 2005. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

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


PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters and small business issuer purchases of equity securities ....15

Item 6.  Management's Discussion and Analysis or Plan of Operation............15

Item 7.  Financial Statements ................................................19

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................32

Item 8A. Controls and Procedures..............................................33


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ...................33

Item 10. Executive Compensation...............................................35

Item 11. Security Ownership of Certain Beneficial Owners and Management.......36

Item 12. Certain Relationships and Related Transactions ......................36

Item 13. Exhibits and Reports on Form 8-K ....................................36

Item 14. Principle Accountant Fees and Services ..............................37

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

THE COMPANY HAS A HISTORY OF LOSSES AND ITS FUTURE RESULTS ARE UNCERTAIN

For the twelve months ended September 30, 2004, the Company increased revenue approximately 296% to $6,662,652 compared to total revenue of $1,681,505 for the twelve month period ended September 30, 2003. During this same period the Company reported a net loss of $2,035,443, and for the year earlier twelve month period a net loss of $105,844. There can be no assurance that the Company will ever achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis. The Company's prospects must be considered in light of the risks, and uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will ever achieve a continual profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.

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

TOTAL OPERATING EXPENSES

Our total operating expense increased approximately 541% for the year ended September 30, 2004 as compared to the year ended September 30, 2003. These increases include:

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

Research and development - our research and development expense consist primarily of personnel costs related to the development of the software products. For the year ended September 30, 2004, research and development expenses were $580,053 as compared to $0 for the prior year ended September 30, 2003. The research and development expenses in fiscal 2004 are related to efforts to further develop and enhance certain software products acquired by us during this fiscal year.

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

AMORTIZATION EXPENSE

Amortization expense for intangibles is provided by use of the straight-line method for developed software and the expected cash flow method for customer relationships capitalized at the date of acquisitions.

INCOME TAXES

Because we incurred net operating losses in the years ended September 30, 2004 and 2003, we paid no federal, state or foreign income taxes in those periods. We have also not recognized any tax benefits for the related tax operating loss carry forwards and may not until we conclude that such benefits will be utilized.

Overall, our loss was ($2,035,443) or ($.00) per share for the fiscal year ended September 30, 2004 compared to ($105,844) or ($.00) for the prior year ended September 30, 2003. The increased loss per share in 2004 is due primarily to the increased expenses due to the acquisitions that occurred during the year, which include cost for research and development of the software products acquired.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had a cash balance of $178,781 and a working capital deficit of $1,049,557. The report of our independent auditors on our financial statements for the year ended September 30, 2004 contains an explanatory paragraph regarding our ability to continue as a going concern. Net cash used in operations was ($794,861) for the year ended September 30, 2004, as compared to net cash used in operations of ($204,090) for the prior year ended September 30, 2003. For the year ended September 30, 2004, we used cash to fund our loss of ($2,035,443) offset by non-cash items such as depreciation expense of $52,716, amortization expense of $948,435 and common stock issued for a settlement in the amount of $2,600, as well as changes in assets and liabilities of $236,831.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company had net losses and cash used in operations of $2,035,443 and $794,861 respectively, for the year ended September 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/ Sherb & Co., LLP
                                        Certified Public Accountants

New York, New York
January 11, 2005, except as to
Note 10 for which the date is November 8, 2005

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

/s/Daszkal Bolton LLP

Daszkal Bolton LLP
Boca Raton, Fl
January 14, 2004

                          Iceweb, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004

 Assets

 Current assets:
      Cash                                                          $   178,781
      Accounts receivable, net                                        1,062,707
 ------------------------------------------------------------------------------
      Total current assets                                            1,241,488

 Property and equipment, net                                             86,251
 Goodwill                                                                41,800
 Deposits                                                                16,170
 Intangibles, net                                                       822,764
 ------------------------------------------------------------------------------
 Total assets                                                       $ 2,208,473
 ------------------------------------------------------------------------------

 Liabilities and stockholders' equity

 Current liabilities:

      Note payable                                                  $   461,269
      Accounts payable                                                1,233,708
      Accrued expenses                                                  152,577
      Deferred revenue                                                   19,030
      Notes payable - related parties                                   424,461

 ------------------------------------------------------------------------------
 Total current liabilities                                            2,291,045
 ------------------------------------------------------------------------------

 Stockholders' equity:

 Preferred stock (par value $.001;  1,000,000 shares
  authorized and no shares issued and outstanding)                            -
 Common stock (par value $.001; 1,000,000,000 shares authorized,
  434,399,240 issued, and 421,399,240 outstanding)                      434,399
 Subscription receivable                                                (52,000)
 Additional paid in capital                                           4,145,404
 Accumulated deficit                                                 (4,597,375)
 Treasury Stock, at cost, (13,000,000 shares)                           (13,000)
 ------------------------------------------------------------------------------

 Total stockholders' equity                                             (82,572)

 ------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                         $ 2,208,473
 ------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                          Iceweb, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended September 30, 2004 and 2003

                                                2004                   2003
                                           ------------------------------------

 Revenue                                   $  6,662,652             $ 1,681,505

 Cost of sales                                5,015,494               1,264,338
 ------------------------------------------------------------------------------

 Gross profit                                 1,647,158                 417,167

 Operating expenses

      Marketing and selling                     125,414                  20,104
      Stock compensation expense                  2,600                       -
      Research and development                  580,053                       -
      Depreciation expense                       52,716                  95,242
      General and administrative              1,947,392                 560,245
      Amortization expense                      948,435                       -
 ------------------------------------------------------------------------------

        Total operating expense               3,656,610                 675,591

 Operating loss                              (2,009,452)               (258,424)

 Rental revenue                                  34,888                       -
 Change in estimate                                   -                 183,316
 Interest expense                               (60,879)                (30,736)

 ------------------------------------------------------------------------------
 Net loss                                  $ (2,035,443)            $  (105,844)
 ------------------------------------------------------------------------------

 Basic & diluted loss per common share     $      (0.00)            $     (0.00)
 ------------------------------------------------------------------------------

 Weighted average common shares
  outstanding - basic and diluted           403,949,470             319,004,670
 ------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                                                   Iceweb, Inc. and Subsidiaries
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          For the years ended September 30, 2004 and 2003

                                Common Stock         Subscription  Additional  Accumulated       Treasury Stock
                              Shares       Amount     Receivable    Paid-In      Deficit        Share       Amount       Total
                            -----------   --------   ------------  ----------  -----------   -----------   --------    ----------
Balance at
 September 30, 2002         301,128,780   $301,130     $      -    $1,341,049  $(2,456,088)            -   $      -    $ (813,909)
Common stock issued          47,700,000     47,700            -       374,300            -             -          -       422,000
Equity issued for services    1,680,000      1,680            -        47,480            -             -          -        49,160
Common stock issued
 in satisfaction                                                                         -
 of liabilities               5,500,000      5,500            -       104,965            -             -          -       110,465
Common stock issued in
 acquisitions                 5,000,000      5,000            -        91,000            -             -          -        96,000
Net loss for the year                 -          -            -             -     (105,844)            -          -      (105,844)

                            -----------------------------------------------------------------------------------------------------
Balance at
 September 30, 2003         361,008,780    361,010            -     1,958,794   (2,561,932)            -          -      (242,128)

Sale of common stock         31,200,000     31,200            -       382,400            -             -          -       413,600
Common stock issued in
 acquisitions                30,310,460     30,309           -      1,676,179            -             -          -     1,706,488
Common stock issued for
 the exercise of common
 stock options               12,080,000     12,080      (52,000)      125,231            -             -          -        85,311
Common stock issued for
 settlement                     100,000        100            -         2,500            -             -          -         2,600
Common stock cancelled         (300,000)      (300)           -           300            -             -          -             -
Treasury stock                        -          -            -             -            -   (13,000,000)   (13,000)      (13,000)
Net loss for the year                 -          -            -             -   (2,035,443)            -          -    (2,035,443)

                            -----------------------------------------------------------------------------------------------------
Balance at
 September 30, 2004         434,399,240   $434,399     $(52,000)   $4,145,404  $(4,597,375)  (13,000,000)  $(13,000)   $  (82,572)
                            =====================================================================================================

                                    See accompanying notes to consolidated financial statements


                                                              Page 23

                                            Iceweb, Inc. and Subsidiaries
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the years ended September 30, 2004 and 2003

                                                                                    2004                    2003
                                                                                ------------             -----------
CASH FLOWS FROM OPERATIONS:
     Net loss                                                                   $ (2,035,443)            $  (105,844)
     Adjustments to reconcile net loss to net cash in operating activities:

     Common stock and options issued for settlement                                    2,600                       -
     Depreciation & Amortization                                                   1,001,151                  95,242
     Changes in operating assets and liabilities, net of acquisitions:
     (Increase) decrease in:
     -----------------------
     Accounts receivable                                                            (672,934)               (303,201)
     Prepaid expense                                                                   8,056                    (938)
     Deposits                                                                         (3,505)                 (3,132)
     Increase (decrease) in:
     -----------------------
     Accounts payable                                                                856,363                   9,163
     Accrued expense                                                                  43,236                  91,700
     Deferred revenue                                                                  5,615                  12,920

--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                               (794,861)               (204,090)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                              (10,183)                (40,763)

     Cash acquired in acquisitions, net                                               37,637                       -

     Acquisition of subsidiaries                                                           -                (174,866)

--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   27,454                (215,629)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Payments on) Proceeds from line of credit                                      334,269                (206,075)

     Payments to related parties                                                     (43,805)                (54,528)
     Proceeds from related party                                                      65,499                  98,000

     Common stock issued for cash                                                    413,600                       -

     Exercise of common stock options                                                 85,311                       -

     Contributed capital                                                                   -                 677,626

     Purchase of treasury stock                                                      (13,000)                      -

--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            841,874                 515,023
--------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                                  74,467                  95,304

CASH - beginning of year                                                             104,314                   9,010

--------------------------------------------------------------------------------------------------------------------
CASH - end of year                                                              $    178,781             $   104,314
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:


     Cash paid for interest                                                     $      6,175             $         -
--------------------------------------------------------------------------------------------------------------------
     Cash paid for taxes                                                        $          -             $         -
--------------------------------------------------------------------------------------------------------------------

Non-cash investing and financing activities:

     Common stock issued for acquisitions                                       $  1,706,488             $         -
--------------------------------------------------------------------------------------------------------------------
     Stock subscription receivable                                              $     52,000             $         -
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

NOTE 7--CONCENTRATION OF CREDIT RISK

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2004 the Company had approximately $75,030 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

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

                                                                    2004
                                                                    ----
Deferred tax asset:
        Tax benefit of net operating loss carry forward         $  1,680,847
        Tax provision of accumulated depreciation                     (6,607)
        Tax benefit of allowance for doubtful accounts                15,531
        Tax benefit of accumulated depreciation                            -
        Less: valuation allowance                                 (1,689,771)
                                                                -------------
Total deferred tax asset                                        $          -

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2004:

                                                                    2004
                                                                    ----
Computed "expected" tax expense (benefit)                            (34.0)%
State income taxes                                                    (3.5)%
Change in valuation allowance                                         37.50%

Effective tax rate                                                      0.0%

The valuation allowance at September 30, 2004 was $1,334,108. The increase during fiscal 2004 was $441,018.

Net operating loss carryforward expires between 2021 and 2024. The utilization of the above loss carry forwards, for federal income tax purposes may be subject to limitation resulting from changes in ownership.

Note 10--ACQUISITIONS

For the year ended September 30, 2004, two companies were acquired, Iplicity, Inc. and DevElements, Inc. On October 4, 2003, the Company acquired substantially all of the assets of Iplicity, Inc. of Virginia. The Company purchased software licenses, source code, potential patents and trademarks for a combined stock and, cash value of approximately $632,000. These items are reflected in the Financial Statements as $65,500 for software and $566,487 goodwill. Per this amended filing the goodwill in the amount of $566,487 has been reclassified as an intangible assets for customer relationships and is being amortized over a 2 year period of 57% in year one and 43% in year two. Iplicity had developed a complete content management software platform based on open source architecture to run in any operating environment.

On May 13, 2004, the Company, through its wholly owned subsidiary Propster, Inc., acquired substantially all of the assets of DevElements, Inc. of Virginia. The Company purchased software licenses, source code, potential patents and trademarks, cash, hardware, and equipment for a combined stock and cash value of approximately $1,290,000. The Company issued 15,000,000 shares of common stock and options to purchase 15,000,000 shares of common stock exercisable at a price of $0.34 per share and expiring May 13, 2009. These items were reflected in the Financial Statements as $103,107 in cash, $73,101 accounts receivable and $7,118 other current asset, $12,028 fixed assets, $1,094,645 goodwill and $150,000 note payable to SunTrust Bank, which was assumed by Iceweb in lieu of a cash payment to DevElements, Inc. Per this amended filing, the goodwill in the amount of 1,094,645 has been reclassified as intangible assets for customer relations and acquired software in the amounts of $860,645 and $234,000, respectively. The customer relationship asset is being amortized over a two year period of 42% in year one and 58% in year two. The acquired software is being amortized over a one to five year period. The SunTrust liability was an open-ended revolving line of credit in the amount of $150,000, principle due on demand and interest charged at a rate of prime plus 2.00%. Pursuant to the Asset Purchase Agreement, the future owners of DevElements, Inc. could be eligible for contingent cash payments up to $100,000. Potential payments were to be based on the achievement of certain cash flow objectives. To date these objectives have not been met. DevElements, Inc. is a professional IT consultancy that designs, develops and implements web-based productivity solutions for organizations with operational efficiency goals. By combining leading edge technologies with an innovative approach to business process management, the staff builds solutions that capitalize on an organization's strengths and empower their employees to do their jobs better, faster and cheaper. From highly creative, interactive, sales-focused web sites to knowledge management and employee information systems, DevElements solutions embody the vision of the paperless workplace. DevElements was incorporated in Virginia in June 1999. At the time of the acquisition, DevElements employed 30 people.

For the year ended September 30, 2003, two companies were acquired, Interlan Corporation and The Seven Corporation. In June 2003, the Company acquired all of the outstanding stock of Interlan and Seven in exchange for $165,000 in cash, $42,000 paid at closing and $123,000 payable over the next six months and 5,000,000 shares of Iceweb stock. The total value of cash and stock paid was $261,000, resulting in goodwill recorded of $174,866. Per this amended filing, a portion of the goodwill in the amount of $110,066 has been reclassified as customer relationships, an intangible asset and is being fully amortized in the current period.

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

SFAS No. 123 pro forma results are as follows for the fiscal year periods ended September 30, 2004 and 2003:

                                                      2004            2003
                                                      ----            ----

Actual net loss                                    $2,035,443       $105,844
SFAS 123 Compensation Cost                            237,198         53,238
                                                   ----------       --------

Pro forma net loss                                 $2,272,641       $159,082
                                                   ==========       ========

Pro forma basic and diluted net loss per share         ($0.00)        ($0.00)
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

For the year ended September 30, 2004, the Company incurred net annual losses of ($2,035,443) and used cash in operations of $794,861. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         (a) Previous Independent Accountants. Daszkal Bolton LLP, Certified Public Accountants ("Daszkal Bolton"), by letter dated February 17, 2004, was dismissed as the independent accountant for IceWeb, Inc. (the "Company") for the reasons specified in the last paragraph of this item. Daszkal Bolton had been the independent accountant for, and audited the financial statements of, the Company for the fiscal years ended September 30, 2003 and 2002. The reports of Daszkal Bolton on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except the reports expressed that the financial statements were prepared assuming that the Company would continue as a going concern. This qualification was attributable to the circumstance that the Company had suffered recurring losses from operations and had a net capital deficiency. The Company's Board of Directors unanimously approved the dismissal of Daszkal Bolton.

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

         (b) Engagement of New Independent Auditors. The Company engaged Sherb & Co., LLP ("Sherb") as its new independent accountants as of February 13, 2004 as the Company's Board of Directors determined that it would be more cost effective and efficient using the services of Sherb. Prior to such date, the Company did not consult with Sherb regarding (i) the application of accounting principles, or (ii) the type of audit opinion that might be rendered by Sherb.

ITEM 8A.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer who also serves as our principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by the report. As set forth below management determined that there was a material weakness in the Company's internal control over financial reporting as of September 30, 2004 as more fully described below. Based upon that evaluation, the Company's Chief Executive Officer has concluded that our disclosure controls and procedures were not effective because of the material weakness described below.

         In this Annual Report on Form 10-KSB/A the Company is restating its Consolidated Balance Sheet at September 30, 2004 and its Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended September 30, 2004 which appeared in its Annual Report on Form 10-KSB for the year ended September 30, 2004, as amended, as previously filed with the Securities and Exchange Commission. These restatements were made to reflect a change in classification of assets relating to the acquisition of The Seven Corporation, Iplicity, Inc. and DevElements, Inc. per SFAS 141. Amounts previously recorded as goodwill have been reclassified as intangible assets which resulted in recording amortization expense of these intangible assets in the year ended September 30, 2004. The restatements resulted from comments from the staff of the Securities and Exchange Commission.

         As a result of these restatements and the amortization of these intangible assets, the amount of the Company's total assets was overstated, the amount of its additional paid-in capital and accumulated deficit was understated and the amount of its total stockholders' equity and total liabilities and stockholders' equity were overstated, all as which appears on its Balance Sheet at September 30, 2004 from that as originally reported. In addition, these changes resulted in an increase of the Company's net loss for the year ended and an increase in loss available to common stockholders both as reflected on the Company's Consolidated Statement of Operations appearing elsewhere herein. Finally, the Consolidated Statement of Cash Flows for the year ended September 30, 2004 has been restated to incorporate the foregoing changes.

         Because of these accounting errors, the Company has determined that a deficiency in internal controls existed related to the classification of goodwill and intangible assets. Accordingly, management determined that this control deficiency constituted a material weakness. Management has taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement discussed above. Other than the changes discussed above, there have been no changes made in the Company's internal controls or in other factors that could materially affect its internal controls subsequent to the end of the period covered by this report based on such evaluation. that might be rendered by Sherb.

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

JOHN R. SIGNORELLO - Chairman and Chief Executive Officer. Mr. Signorello has served as Chairman of the Board and CEO since March 2000. From 1991 until September 1997, Mr. Signorello served as the Chief Executive Officer of STMS -"Solutions That Make Sense" - a private technology company he founded that specialized in computer networks, systems integration and information technology. In 1996, STMS was ranked the 17th fastest growing technology company in America by The National Technology Council's "The Fast Five Hundred". In September 1997, the company was acquired by Steelcloud (Nasdaq: SCLD), and Mr. Signorello remained as Vice President of Sales and Marketing until November 1998. From 1998 through 2000, Mr. Signorello served as a Director for a publicly traded Internet Venture Fund. Mr. Signorello is an accomplished musician, and serves as a principal in New York City Lights Entertainment. Mr. Signorello received a B.B.A. in Marketing from Radford University in 1989.

MICHAEL N. CACHINE, SR. - Chief Operating Officer and Secretary of the Board of Directors. Mr. Cachine has served as IceWEB, Inc. Secretary of the Board of Directors and Chief Operating Officer since October 2003. Prior to joining IceWEB, Mr. Cachine was COO of iPlicity Inc., a web content management software firm, assets of which were acquired by IceWEB. Previously, Mr. Cachine served as founder and CEO of Vistranet Communications (a broadband Internet service provider), where he led the company in closing of $60M in venture funding and ultimately its acquisition by Mindshift Technologies. From 1986 to 1998, Mr. Cachine was an executive with MCI Communications where he was responsible for all corporate technology and the delivery of information services globally for the Fortune 100 enterprise. Mr. Cachine currently serves on the boards of IceWEB, Inc., KidMail.Net, Information Systems Security Solutions, Inc., and Information Networks, Inc. Since 1998, Mr. Cachine has served as the board technology advisor to the William G. McGowan Charitable Fund, a $130M philanthropic organization that focuses on charitable giving to medical research, education and improving the lives of disadvantaged youth. Mr. Cachine attended Strayer University in Washington DC, with a focus on Computer Information Systems and Business Management.

ANDREW HILL - Vice President of Product Development. Mr. Hill founded and served as President and CEO of DevElements Incorporated, assets of which were acquired by IceWEB in May of 2004. Previously, Mr. Hill was a senior consultant at Computer Associates Inc. (CA), where he served as the technical lead and architect for the development of the U.S. Department of Commerce Web site and other high profile web projects. Before joining CA, Mr. Hill worked at Technology Investments, Inc., where he served as lead developer on Walt Disney World's Y2K tracking system and managed their Y2K compliance initiative. Previously, he worked for Creative Technology, Inc. (CTI) and participated on a number of team projects, including creating a database scanning system for a U.S. government-based intelligence agency. Before CTI, Mr. Hill worked at Antic, Inc., where he was a senior developer for the U.S. Marine Corps (USMC) responsible for designing a state-of-the-art system to help USMC track Congressional inquiries. Over the years, Mr. Hill has served as an independent consultant to numerous companies including Dynatrend, EG&G, IBM, Kline Automotive, Lotus, Nortel and OurBeginning.com. Mr. Hill graduated from the 2002 MindShare Class, an invitation only program for CEOs of promising high tech start-up companies in the Greater Washington Metropolitan region. Mr. Hill is a Board member for Starlight Children's Foundation - MidAtlantic, and co-chairs the organization's annual charity golf tournament.

JAMES M. BOND - Vice President of Program Management. Mr. Bond is President of The Seven Corporation, which is the Consulting Services division of IceWEB Communications, and has over 15 years of Information Technology Design and Implementation experience. He has architected and implemented solutions for medium and large corporate and Government organizations with some multi-year projects exceeding $50M. Mr. Bond was previously Vice President with Steelcloud, where he ran the Professional Services division with over 50 consulting engineers and revenues exceeding $15M annually. Mr. Bond's earlier work experience includes senior engineering, architecture/design, and project management responsibilities with companies such as Electronic Data Systems (EDS) and Computer Sciences Corporation (CSC). Mr. Bond holds a Bachelor degree from the University of Maryland in Computer Science and is currently pursuing a Master's Degree. He has been a certified engineer for products and companies including Microsoft, Novell, 3Com, NetFRAME, Tricord, and currently serves on the Microsoft Architect's Council for the Mid-Atlantic region.

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

3.1          Certificate of Incorporation*

3.2          Bylaws*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* previously filed

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

                                        IceWEB, INC.


                                        /s/ John R. Signorello
                                        ----------------------
November 9, 2005                        John R. Signorello, CEO, principal
                                        executive officer, principal financial
                                        and accounting officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE


/s/ John R. Signorello        Chief Executive Officer,          November 9, 2005
----------------------      Principal Financial Officer,
John R. Signorello                  Director


/s/ Hal Compton                     Director                    November 9, 2005
---------------
Hal Compton


/s/ Raymond J. Pirtle, Jr.          Director                    November 9, 2005
--------------------------
Raymond J. Pirtle, Jr.


/s/ Joseph Druzak                   Director                    November 9, 2005
-----------------
Joseph Druzak


/s/ Jack Bush                       Director                    November 9, 2005
-------------
Jack Bush