Form 10QSB/A
period 2004-12-31
ICEWEB INC
filed 2005-11-10
CIK 1097718

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______


                         Commission file number 0-27865


                                  ICEWEB, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                                    13-2640971
                --------                                    ----------
      (State or other jurisdiction                      (I.R.S. Employer
            of incorporation)                          Identification No.)


               205 VAN BUREN STREET, SUITE 420, HERNDON, VA 20170
               --------------------------------------------------
                    (Address of principal executive offices)


                                  703) 964-8000
                                  -------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 465,190,240 issued and outstanding at January 31, 2005.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]

________________________________________________________________________________

                                EXPLANATORY NOTE

         We are amending the Form 10-QSB for the period ended December 31, 2004 to restate our Consolidated Balance Sheet (unaudited) at December 31, 2004, Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2004 and Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 2004 to reflect a change in classification of assets relating to the acquisition of The Seven Corporation, Iplicity, Inc. and DevElements, Inc. per SFAS 141. Amounts previously recorded as goodwill have been reclassified as intangible assets.

         The Items of this Form 10-QSB/A for the period ended December 31, 2004 which are amended and restated are as follows: Part I, Item 1. Financial Statements including the Consolidated Balance Sheet (unaudited) at December 31, 2004, Consolidated Statements of Operations (unaudited) for the three ended December 31, 2004, Consolidated Statement of Cash Flows (unaudited) for the three months ended December 31, 2004 and Notes to Consolidated Financial Statements (unaudited), Item 2. Management's Discussion and Analysis or Plan or Operation and Item 3. Controls and Procedures. Further, Part II, Item 6. Exhibits and Reports on Form 8-K, includes currently dated certificates from the Company's Chief Executive Officer and principal accounting and financial officer in Exhibits 31.1, 31.2 and 32.1.

         The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the period ended December 31, 2004 as filed on February 22, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.


                                   ICEWEB INC.

                                  FORM 10-QSB/A

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

         Unaudited Consolidated Statements of Cash Flows for the
         three months ended December 31, 2004 and December 31, 2003 ...........6

         Notes to Unaudited Consolidated Financial Statements .................7

Item 2.  Management's Discussion and Analysis or Plan of Operation ............9

Item 3.  Controls and Procedures .............................................11

PART II  OTHER INFORMATION ...................................................12

Signatures ...................................................................13

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

PART I

ITEM 1.  Financial Statements

                          IceWEB, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)

 Current assets:
      Cash                                                         $   118,470
      Accounts receivable, net                                         954,849
      Prepaid expense                                                   23,181
                                                                   -----------
      Total current assets                                           1,096,500

 Property and equipment, net                                            78,727
 Goodwill                                                               41,800
 Deposits                                                               16,170
 Deferred financing costs                                              195,000
 Intangibles, net                                                      632,073
 -----------------------------------------------------------------------------
 Total assets                                                      $ 2,060,270
 -----------------------------------------------------------------------------

 Liabilities and stockholders' equity

 Current liabilities:
      Accounts payable                                               1,309,154
      Accrued expenses                                                 340,860
      Notes payable - related parties                                  186,361
      Line of credit                                                   461,269
      Deferred revenue                                                  19,515
                                                                   -----------

  Total Current liabilities                                          2,317,159

      Note payable - long term                                         150,000

 -----------------------------------------------------------------------------
 Total liabilities                                                   2,467,159
 -----------------------------------------------------------------------------

 Stockholders' equity:

 Preferred stock (par value $.001; 1,000,000 shares authorized
   no shares outstanding)                                                    -
 Common stock  (par value $.001 100,000,000 shares authorized
   445,199,240 issued, and 432,199,240 outstanding)                    445,199
 Treasury Stock, at cost, (13,000,000 shares)                          (13,000)
 Subscription receivable                                               (20,000)
 Additional paid in capital                                          4,355,604
 Accumulated deficit                                                (5,174,692)
 -----------------------------------------------------------------------------

 Total stockholders' equity                                           (406,889)

 -----------------------------------------------------------------------------
 Total liabilities and stockholders' equity                        $ 2,060,270
 -----------------------------------------------------------------------------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                   December 31,    December 31,
                                                  -----------------------------
                                                      2004             2003
                                                   (Unaudited)     (Unaudited)
                                                  -----------------------------

 Revenue                                          $   1,432,883   $   1,525,358

 Cost of Sales                                        1,068,200       1,002,782
 ------------------------------------------------------------------------------

 Gross Profit                                           364,683         522,576

 Operating Expenses:
      Marketing & Selling                                12,703          36,860
      Research & Development                            193,727          56,000
      General and Administrative                        529,347         388,809
      Amortization Expense                              195,691               -
 ------------------------------------------------------------------------------

        Total Operating Expense                         931,468         481,669

 Operating (Loss)/Income                               (566,785)         40,907

 Other Income/Expense                                     9,769               -
 Interest Expense                                       (20,301)        (10,976)

 ------------------------------------------------------------------------------
 Net (Loss)Income                                 $    (577,317)  $      29,931
 ------------------------------------------------------------------------------

 Basic & Diluted Loss per common share            $       (0.00)  $        0.00
 ------------------------------------------------------------------------------

 Weighted average common shares outstanding         443,399,240     381,900,000
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

Pro forma results are as follows for the three months ended December 31, 2004:

         Actual net loss                                      (577,317)
         SFAS 123 Compensation Cost                              4,620
                                                              --------

         Pro forma net loss                                   (581,937)
                                                              --------

         Pro forma basic and diluted net loss per share          (0.00)

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

Total Operating Expenses

Our total operating expenses increased approximately 193% for the three months ended December 31, 2004 as compared to the same period in fiscal 2003. These increases include: approximately $194,000 in research and development costs and approximately $195,000 in amortization expense.

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

Research and development - our research and development expense consists primarily of personnel costs related to the development of the software products. For the three months ended December 31, 2004, research and development expenses were 193,727 as compared to $56,000 in the comparative period in 2003. The research and development expenses in fiscal 2004 are related to efforts to further develop and enhance certain software products acquired by us during this fiscal year General and administrative expense - our general and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and corporate governance and compliance. For the three months ended December 31, 2004, general and administrative expenses were $529,347 as compared to $388,809 for the comparative period in 2003, an increase of $140,538 or approximately 36%. These increased general and administrative expenses reflect increases in personnel costs and other fixed expenses resulting from acquisitions made by us during fiscal 2004. We expect general and administrative expenses to stabilize and potentially decrease as a percentage of sales due to the process efficiencies we have been developing. At this time, we do not anticipate any significant changes in the number of employees through hiring or firing practices; however, any additional acquisitions could result in increased general and administrative expenses.

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

Amortization Expense

Amortization expense for intangibles is provided by use of the straight-line method for developed software and the expected cash flow method for custom relationship capitalized during acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had a cash balance of $118,470 and a working capital deficit of $1,220,659. The report of our independent auditors on our financial statements for the year ended September 30, 2004 contains an explanatory paragraph regarding our ability to continue as a going concern. Net cash used in operations was ($112,671) for the three months ended December 31, 2004, as compared to net cash used in operations of ($121,480) for the three months ended December 31, 2003. For the three months ended December 31, 2004, we used cash to fund our net loss of ($577,317) offset by non-cash items such as depreciation expense of $16,362 and amortization expense of $195,691.

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

Item 3.  Controls and Procedures

Our Chief Executive Officer who also serves as our principal financial and accounting officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by the report. As set forth below management determined that there was a material weakness in the Company's internal control over financial reporting as of December 31, 2004 as more fully described below. Based upon that evaluation, the Company's Chief Executive Officer has concluded that our disclosure controls and procedures were not effective because of the material weakness described below.

In this Quarterly Report on Form 10-QSB/A the Company is restating its Consolidated Balance Sheet (unaudited) at December 31, 2004 and its Consolidated Statement of Operations (unaudited) for the three months ended December 31, 2004 and Consolidated Statement of Cash Flows (unaudited) for the three months ended December 31, 2004 which appeared in its Quarterly Report on Form 10-QSB for the period ended December 31, 2004 as previously filed with the Securities and Exchange Commission. These restatements were made to reflect a change in classification of assets relating to the acquisition of The Seven Corporation, Iplicity, Inc. and DevElements, Inc. per SFAS 141. Amounts previously recorded as goodwill have been reclassified as intangible assets which resulted in recording amortization expense of these intangible assets in the period ended December 31, 2004. The restatements resulted from comments from the staff of the Securities and Exchange Commission.

As a result of these restatements and the amortization of these intangible assets, the amount of the Company's total assets was overstated, the amount of its additional paid-in capital and accumulated deficit was understated and the amount of its total stockholders' equity and total liabilities and stockholders' equity were overstated, all as which appear on its Consolidated Balance Sheet (unaudited) at December 31, 2004 from that as previously reported. In addition, these changes resulted in an increase of the Company's net loss for period ended and an increase in loss available to common stockholders both as reflected on the Company's Consolidated Statement of Operations (unaudited) appearing elsewhere herein. Finally, the Consolidated Statement of Cash Flows for the three months ended December 31, 2004 has been restated to incorporate the foregoing changes.

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

                                       ICEWEB, Inc.

Dated: November 9, 2005                By: /s/ John R. Signorello
       ----------------                --------------------------
                                       John R. Signorello, Chairman and CEO,
                                       principal executive officer and principal
                                       financial and accounting officer