Form 10QSB/A
period 2005-03-31
ICEWEB INC
filed 2005-11-10
CIK 1097718

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                                EXPLANATORY NOTE

         We are amending the Form 10-QSB/A for the period ended March 31, 2005 to restate our Consolidated Balance Sheet (unaudited) at March 31, 2005, Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2005 and Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2005 to reflect a change in classification of assets relating to the acquisition of The Seven Corporation, Iplicity, Inc. and DevElements, Inc. per SFAS 141. Amounts previously recorded as goodwill have been reclassified as intangible assets. See Note 7 - Software Development Costs to the Notes to Consolidated Financial Statements (unaudited) for a more detailed explanation relating to intangibles and the associated amortization expense.

         The Items of this Form 10-QSB/A for the period ended March 31, 2005 which are amended and restated are as follows: Part I, Item 1. Financial Statements including the Consolidated Balance Sheet (unaudited) at March 31, 2005, Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2005, Consolidated Statement of Cash Flows (unaudited) for the six months ended March 31, 2005 and Notes to Consolidated Financial Statements (unaudited), Item 2. Management's Discussion and Analysis or Plan or Operation and Item 3. Controls and Procedures. Further, Part II, Item 6. Exhibits and Reports on Form 8-K, includes currently dated certificates from the Company's Chief Executive Officer and principal accounting and financial officer in Exhibits 31.1, 31.2 and 32.1.

         The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the period ended March 31, 2005 as filed on May 16, 2005 and amended on August 4, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.


                                  ICEWEB, INC.

                                  FORM 10-QSB/A

                      FOR THE QUARTER ENDED MARCH 31, 2005

                                      INDEX


PART I   Financial Information

Item 1.  Financial Statements                                                  4

         Unaudited Consolidated Balance Sheet at March 31, 2005                4

         Unaudited Consolidated Statements of Operations for the three
         months ended March 31, 2005 and March 31, 2004                        5

         Unaudited Consolidated Statements of Operations for the six
         months ended March 31, 2005 and March 31, 2004                        6

         Unaudited Consolidated Statements of Cash Flows for the six
         months ended March 31, 2005 and March 31, 2004                        7

         Notes to Unaudited Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis or Plan of Operation            11

Item 3.  Controls  and Procedures                                             14

PART II  Other Information                                                    15

Signatures                                                                    15

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

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          IceWEB, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

Current assets:
     Cash                                                             1,025,112
     Accounts receivable, net of allowance of $20,946                 1,026,626
     Prepaid expense                                                     34,752
                                                                    -----------
     Total current assets                                             2,086,490

Property and equipment, net of accumulated depreciation
 of 333,562                                                             144,260
Goodwill                                                                 41,800
Intangible, net                                                         441,382
Deposits                                                                 16,170
Deferred financing costs                                                190,000
---------------------------------------------------------------     -----------
Total assets                                                        $ 2,920,102
---------------------------------------------------------------     -----------

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                 1,087,582

     Accrued expenses                                                   177,288

     Line of credit                                                     461,269

     Deferred revenue                                                     7,450
                                                                    -----------
Total Current liabilities                                             1,733,589

     Notes payable - related parties                                    416,639
---------------------------------------------------------------     -----------
Total liabilities                                                   $ 2,150,228
---------------------------------------------------------------     -----------

Stockholders' equity:

Preferred stock (par value $.001; 10,000,000 shares authorized;
 Series A Convertible Preferred Stock, par value .001,
 1,666,667 shares issued and 1,666,667 shares outstanding)                1,667
Common stock  (par value $.001 1,000,000,000 shares authorized
 5,988,120 issued, and 5,825,620  outstanding)                            5,826
Treasury Stock, at cost, (162,500 shares)                               (13,000)
Subscription receivable                                                 (14,300)
Additional paid in capital                                            7,098,617
Accumulated deficit                                                  (6,308,936)
---------------------------------------------------------------     -----------

Total stockholders' equity                                              769,874

---------------------------------------------------------------     -----------
Total liabilities and stockholders' equity                          $ 2,920,102
---------------------------------------------------------------     -----------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                      March 31,      March 31,
                                                         2005           2004
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------

Revenue                                              $ 1,514,920    $ 1,623,358

Cost of Sales                                            985,111      1,294,952
--------------------------------------------------   -----------    -----------

Gross Profit                                             529,809        328,406

Operating Expenses:
    Marketing & Selling                                    3,199         59,349
    General and Administrative                           443,157        424,875
    Depreciation Expense                                  11,598         13,474
    Amortization Expense                                 195,691              -
--------------------------------------------------   -----------    -----------
Total Operating Expenses                                 653,645        497,698

Operating (Loss)/Income                                 (123,836)      (169,292)

Interest Expense                                         (10,636)       (10,976)

--------------------------------------------------   -----------    -----------
Net (Loss)Income                                     $  (134,472)   $  (180,268)

Less: Preferred stock dividend                        (1,000,000)             -
--------------------------------------------------   -----------    -----------

Loss available to common shareholders                $(1,134,472)   $         -
--------------------------------------------------   -----------    -----------

Basic Income (Loss) per common share                 $     (0.20)   $     (0.04)
--------------------------------------------------   -----------    -----------

Diluted Income (Loss) per common share               $     (0.20)   $         -
--------------------------------------------------   -----------    -----------

Weighted average common shares outstanding basic       5,623,435      4,846,944
--------------------------------------------------   -----------    -----------

Weighted average common shares outstanding diluted     5,741,004              -
--------------------------------------------------   -----------    -----------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Six Months Ended
                                                      March 31,      March 31,
                                                         2005           2004
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------

Revenue                                              $ 2,957,577    $ 3,148,716

Cost of Sales                                          2,258,595      2,353,734
--------------------------------------------------   -----------    -----------

Gross Profit                                             698,982        794,982

Operating Expenses:
    Marketing & Selling                                   15,902         96,209
    General and Administrative                           944,589        800,133
    Depreciation Expense                                  27,960         27,025
    Amortization Expense                                 391,382              -
--------------------------------------------------   -----------    -----------
Total Operating Expenses                               1,379,833        923,367

Operating (Loss)/Income                                 (680,851)      (128,385)

Interest Expense                                         (30,937)       (21,952)

--------------------------------------------------   -----------    -----------
Net (Loss)Income                                     $  (711,788)   $  (150,337)

Less: Preferred stock dividend                        (1,000,000)             -
--------------------------------------------------   -----------    -----------

Loss available to common shareholders                $(1,711,788)   $         -
--------------------------------------------------   -----------    -----------

Basic & Diluted Loss per common share                $     (0.30)   $     (0.03)
--------------------------------------------------   -----------    -----------

Weighted average common shares outstanding basic
and diluted                                            5,660,472      4,846,944
--------------------------------------------------   -----------    -----------

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2004, as amended. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

Pro forma results are as follows for the three months ended March 31st, 2005:

         Actual net income                                   (134,472)
         SFAS 123 Compensation Cost                             1,312
                                                             --------

Pro forma net income                                         (135,784)
                                                             --------

Pro forma basic and diluted net income per share                 (.02)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements contained in this Quarterly Report on Form 10-QSB/A that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-QSB to conform these statements to actual results. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed elsewhere in this Report in the section entitled "Risk Factors That May Affect Future Results" and the risks discussed in our other historical Securities and Exchange Commission filings.

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

Total Operating Expenses

Our total operating expenses increased approximately 31% for the three months ended March 31st, 2005 as compared to the same period in fiscal 2004. These decreases are attributable to the following:

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

Net cash used in investing activities for the six months ended March 31st, 2005 was $75,969 as compared to $66,679 for the comparative period in 2004. Net cash provided by financing activities for the six months ended March 31st, 2005 was $1,331,584 as compared to $379,762 for the comparative period in 2004. See Note 3.

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

Item 3.  Controls and Procedures

Our Chief Executive Officer who also serves as our principal financial and accounting officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by the report. As set forth below management determined that there was a material weakness in the Company's internal control over financial reporting as of March 31, 2005 as more fully described below. Based upon that evaluation, the Company's Chief Executive Officer has concluded that our disclosure controls and procedures were not effective because of the material weakness described below.

In this Quarterly Report on Form 10-QSB/A the Company is restating its Consolidated Balance Sheet (unaudited) at March 31, 2005 and its Consolidated Statement of Operations (unaudited) for the three and six months ended March 31, 2005 and Consolidated Statement of Cash Flows (unaudited) for the six months ended March 31, 2005 which appeared in its Quarterly Report on Form 10-QSB for the period ended March 31, 2005 as previously filed with the Securities and Exchange Commission. These restatements were made to reflect a change in classification of assets relating to the acquisition of The Seven Corporation, Iplicity, Inc. and DevElements, Inc. per SFAS 141. Amounts previously recorded as goodwill have been reclassified as intangible assets which resulted in recording amortization expense of these intangible assets in the period ended March 31, 2005. The restatements resulted from comments from the staff of the Securities and Exchange Commission.

As a result of these restatements and the amortization of these intangible assets, the amount of the Company's total assets was overstated, the amount of its additional paid-in capital and accumulated deficit was understated and the amount of its total stockholders' equity and total liabilities and stockholders' equity were overstated, all as which appear on its Consolidated Balance Sheet (unaudited) at March 31, 2005 from that as previously reported. In addition, these changes resulted in an increase of the Company's net loss for period ended and an increase in loss available to common stockholders both as reflected on the Company's Consolidated Statement of Operations (unaudited) appearing elsewhere herein. Finally, the Consolidated Statement of Cash Flows for the six months ended March 31, 2005 has been restated to incorporate the foregoing changes.

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

                                       ICEWEB, Inc.

Dated: November 9, 2005                By: /s/ John R. Signorello
                                       John R. Signorello, Chairman and CEO,
                                       principal executive officer and principal
                                       financial and accounting officer