Form 10QSB/A
period 2005-06-30
ICEWEB INC
filed 2005-11-10
CIK 1097718

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

                For the quarterly period ended June 30, 2005


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

                                EXPLANATORY NOTE

         We are amending the Form 10-QSB for the period ended June 30, 2005 to restate our Consolidated Balance Sheet (unaudited) at June 30, 2005, Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2005 and Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2005 to reflect a change in classification of assets relating to the acquisition of The Seven Corporation, Iplicity, Inc. and DevElements, Inc. per SFAS 141. Amounts previously recorded as goodwill have been reclassified as intangible assets. See Note 6 - Software Development Costs to the Notes to Consolidated Financial Statements (unaudited) for a more detailed explanation relating to intangibles and the associated amortization expense.

         The Items of this Form 10-QSB/A for the period ended June 30, 2005 which are amended and restated are as follows: Part I, Item 1. Financial Statements including the Consolidated Balance Sheet (unaudited) at June 30, 2005, Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2005, Consolidated Statement of Cash Flows (unaudited) for the nine months ended June 30, 2005 and Notes to Consolidated Financial Statements (unaudited), Item 2. Managemen's Discussion and Analysis or Plan or Operation and Item 3. Controls and Procedures. Further, Part II, Item 6. Exhibits and Reports on Form 8-K, includes currently dated certificates from the Company's Chief Executive Officer and principal accounting and financial officer in Exhibits 31.1, 31.2 and 32.1.

         The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the period ended June 30, 2005 as filed on August 19, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.


                                  ICEWEB, INC.

                                  FORM 10-QSB/A

                       FOR THE QUARTER ENDED JUNE 30, 2005

                                      INDEX


PART I   Financial Information

Item 1.  Financial Statements ...............................................  4

         Consolidated Balance Sheet at June 30, 2005 (unaudited) ............  4

         Consolidated Statements of Operations for the
         three months ended June 30, 2005 and June 30, 2004 (unaudited) .....  5

         Consolidated Statements of Operations for the
         nine months ended June 30, 2005 and June 30, 2004 (unaudited) ......  6

         Consolidated Statements of Cash Flows for the
         nine months ended June 30, 2005 and June 30, 2004 (unaudited) ......  7

         Notes to Consolidated Financial Statements (unaudited) .............  8

Item 2.  Management's Discussion and Analysis or Plan of Operation .......... 12

Item 3.  Controls  and Procedures ........................................... 17

PART II  Other Information .................................................  18

Signatures .................................................................. 18

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10QSB/A for the three and nine months ended June 30, 2005 includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as our ability to grow our revenues and establish our brand, our history of unprofitable operations, the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects, the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products, changes in economic conditions specific to any one or more of our markets, changes in general economic conditions, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements, and the other factors and information disclosed and discussed in other sections of this report. Investors and shareholders should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Except as required by federal securities law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IceWEB, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

Current assets:
     Cash                                                           $   269,960
     Accounts receivable, net of allowance of $20,846                 1,558,077
     Prepaid expense                                                      7,400
     Other current assets                                                40,437
     Employee advances                                                   60,000
                                                                    -----------
     Total current assets                                             1,935,874


Property and equipment, net of accumulated depreciation of 342,409       52,817
Software development costs                                              129,000
Goodwill                                                                 41,800
Intangibles, net                                                        250,691
Deposits                                                                 16,170
Deferred financing costs                                                185,000
-------------------------------------------------------------------------------
Total assets                                                        $ 2,611,352
-------------------------------------------------------------------------------

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                               $ 1,032,463
     Accrued expenses                                                    85,347
     Advances from related party                                         92,875
     Line of credit                                                     461,269
     Deferred revenue                                                     4,275
                                                                    -----------
Total Current liabilities                                             1,676,229

     Notes payable - related parties                                    213,124
-------------------------------------------------------------------------------
Total liabilities                                                   $ 1,889,353
-------------------------------------------------------------------------------

Stockholders' equity:

Preferred stock (par value $.001; 10,000,000 shares authorized;
  Series A Convertible Preferred Stock, par value .001, 1,666,667
  shares issued and 1,666,667 shares outstanding)                         1,667
Common stock  (par value $.001 1,000,000,000 shares authorized
  6,654,787 issued, and 6,492,287 outstanding)                            6,493
Treasury Stock, at cost, (162,500 shares)                               (13,000)
Subscription receivable                                                 (50,300)
Additional paid in capital                                            7,188,154
Accumulated deficit                                                  (6,411,015)
-------------------------------------------------------------------------------

Total stockholders' equity                                              721,999

-------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $ 2,611,352
-------------------------------------------------------------------------------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                      -------------------------
                                                        June 30,      June 30,
                                                          2005          2004
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------

Revenue                                               $ 2,049,483   $ 1,699,783
-------------------------------------------------------------------------------

Cost of Sales                                           1,464,673     1,153,591
-------------------------------------------------------------------------------

Gross Profit                                              584,810       546,192

Operating Expenses:
     Marketing and Selling                                  9,402        58,231
     General and Administrative                           459,526       674,067
     Depreciation                                           8,846        12,461
     Amortization Expense                                 195,691             -
                                                      -----------   -----------

       Total Operating Expenses                           673,465       744,759

Operating (Loss)/Income                                   (88,655)     (198,567)

Interest Expense                                          (13,424)      (11,787)
Other Income                                                    -        38,652

-------------------------------------------------------------------------------
Net (Loss)Income                                      $  (102,079)  $  (171,702)
-------------------------------------------------------------------------------

Basic  Income (Loss) per common share                 $     (0.02)  $     (0.03)
Diluted  Income (Loss) per common share               $     (0.01)  $     (0.03)
Weighted average common shares outstanding basic        5,962,657     5,148,806
Weighted average common shares outstanding diluted     12,907,606     5,148,806

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Nine Months Ended
                                                      -------------------------
                                                        June 30,      June 30,
                                                          2005          2004
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------

Revenue                                               $ 4,987,776   $ 4,848,499
-------------------------------------------------------------------------------

Cost of Sales                                           3,789,535     3,379,655
-------------------------------------------------------------------------------

Gross Profit                                            1,198,241     1,468,844

Operating Expenses:
     Marketing and Selling                                 25,825       154,440
     General and Administrative                         1,337,326     1,588,640
     Depreciation                                          36,807        52,716
     Amortization Expense                                 587,073             -
                                                      -----------   -----------

       Total Operating Expense                          1,987,031     1,795,796

Operating Loss                                           (788,790)     (326,952)

Interest Expense                                          (44,361)      (33,739)
Other Income                                               19,283        38,652

-------------------------------------------------------------------------------
Net (Loss)                                               (813,868)     (322,039)
-------------------------------------------------------------------------------
Preferred Stock Dividend                               (1,000,000)            -

-------------------------------------------------------------------------------
Loss available to Shareholders                        $(1,813,868)  $  (322,039)
-------------------------------------------------------------------------------

Basic and diluted Loss per common share               $     (0.31)  $     (0.07)
-------------------------------------------------------------------------------
Weighted average common shares outstanding basic
  and diluted                                           5,795,522     4,846,944
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2004^, as amended. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

Pro forma results are as follows for the three months ended June 30, 2005:

         Actual net income(loss) ............................. (102,079)
         SFAS 123 Compensation Cost ..........................        0
                                                               --------

         Pro forma net income(loss) .......................... (102,079)
                                                               --------

         Pro forma basic and diluted net income per share ....    (.02)

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 2004

The following table provides an overview of certain key factors of our results of operations for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004:

                                  Nine Months Ended
                             --------------------------
                               June 30,       June 30,
                                2005           2004         $ Change    % Change
                             -----------    -----------    ----------   --------

Revenues .................   $4,987,776     $4,848,499     $ 139,277       2.9%
Marketing and selling ....       25,825        154,440      (128,615)    -83.3%
General and administrative
  expenses ...............    1,337,326      1,588,640      (251,314)    -16.0%
Total operating expenses .    1,987,031      1,795,796       191,235       6.5%
Operating (loss) .........     (788,790)      (326,952)      461,838     241.3%
Net (loss) ...............   $ (813,868)    $ (322,039)    $ 491,829     252.7%

Other key indicators:
                                                Nine Months Ended
                                                     June 30,
                                                -----------------
                                                2005        2004     % of change
                                                ----        ----     -----------

Cost of sales as a percentage of revenues ..    76.0%       69.7%       + 9.0%
Gross profit margin ........................    24.0%       30.3%       -20.8%
General and administrative expenses as a
  percentage of revenues ...................    39.3%       32.8%        19.8%
Total operating expenses as a percentage
  of revenues ..............................    39.8%       37.0%         7.7%

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

Total Operating Expenses

Our total operating expenses increased $191,235, or approximately 11% to $1,987,031 for the nine months ended June 30, 2005 as compared to $1,795,796 in the same period in fiscal 2004. These decreases are attributable to the following:

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

   o General and administrative expenses. General and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and other costs related to our corporate governance and compliance with the reporting requirements of publicly held companies. For the nine months ended June 30, 2005, general and administrative expenses were $1,337,326 as compared to $1,588,640 for the comparative period in 2004, a decrease of $251,314 or approximately 15.8%. This decrease in general and administrative expenses reflects decreases in personnel costs, acquisition efficiencies and other operating expenses incurred in the period. We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2005; and

   o Amortization expense. Amortization expense includes the amortization of intangibles which we acquired in our acqustions The Seven Corproation, Iplicity and DevElements. For the nine months ended June 30, 2005 amortization expense ws $587,073 as compared to $0 for the nine months ended June 30, 2004. We expect that amortization epenase in future periods will decrease in future periods.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2005 (unaudited) and September 30, 2004:

                                June 30,      September        $ of       % of
                                  2005         30, 2004       Change     Change
                              -----------    -----------    ----------   -------

Working capital (deficit) ... $   259,645    $(1,048,557)   $1,308,202   +124.8%

Cash ........................ $   269,960    $   178,781    $   91,179   + 51.0%
Accounts receivable, net .... $ 1,558,077    $ 1,062,707    $  495,370   + 46.6%
Total current assets ........ $ 1,935,874    $ 1,241,488    $  694,386   + 55.9%
Property and equipment, net . $    52,817    $    86,251    $  (33,434)  - 38.8%
Total assets ................ $ 4,131,860    $ 3,156,908    $  974,952   + 30.9%

Accounts payable ............ $ 1,032,463    $ 1,233,708    $ (201,245)  -116.3%
Accrued expenses ............ $    85,347    $   152,577    $  (67,230)  - 44.1%
Deferred revenue ............ $     4,275    $    19,030    $  (14,755)  - 77.5%
Total current liabilities ... $ 1,676,229    $ 2,291,045    $ (614,816)  - 26.8%
Total liabilities ........... $ 1,889,353    $ 2,291,045    $ (401,692)  - 17.5%

Accumulated (deficit) ....... $(6,411,015)   $(3,648,940)   $2,762,075   + 76.6%
Stockholders' equity ........ $   721,999    $   865,863    $(143,864)   - 17.0%

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

At June 30, 2005 we had an accumulated deficit of $(6,411,015) and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2004 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses and cash used in operations. We reported a net loss of $(1,813,868) for the nine months ended June 30, 2005 and there are no assurances that we will report net income in any future periods.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer who also serves as our principal financial and accounting officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by the report. As set forth below management determined that there was a material weakness in the Company's internal control over financial reporting as of June 30, 2005 as more fully described below. Based upon that evaluation, the Company's Chief Executive Officer has concluded that our disclosure controls and procedures were not effective because of the material weakness described below.

In this Quarterly Report on Form 10-QSB/A the Company is restating its Consolidated Balance Sheet (unaudited) at June 30, 2005 and its Consolidated Statement of Operations (unaudited) for the three and nine months ended June 30, 2005 and Consolidated Statement of Cash Flows (unaudited) for the nine months ended June 30, 2005 which appeared in its Quarterly Report on Form 10-QSB for the period ended June 30, 2005 as previously filed with the Securities and Exchange Commission. These restatements were made to reflect a change in classification of assets relating to the acquisition of The Seven Corporation, Iplicity, Inc. and DevElements, Inc. per SFAS 141. Amounts previously recorded as goodwill have been reclassified as intangible assets which resulted in recording amortization expense of these intangible assets in the period ended June 30, 2005. The restatements resulted from comments from the staff of the Securities and Exchange Commission.

As a result of these restatements and the amortization of these intangible assets, the amount of the Company's total assets was overstated, the amount of its additional paid-in capital and accumulated deficit was understated and the amount of its total stockholders' equity and total liabilities and stockholders' equity were overstated, all as which appear on its Consolidated Balance Sheet (unaudited) at June 30, 2005 from that as previously reported. In addition, these changes resulted in an increase of the Company's net loss for period ended and an increase in loss available to common stockholders both as reflected on the Company's Consolidated Statement of Operations (unaudited) appearing elsewhere herein. Finally, the Consolidated Statement of Cash Flows for the nine months ended June 30, 2005 has been restated to incorporate the foregoing changes.

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