Form 10KSB/A
period 2004-09-30
ICEWEB INC
filed 2005-11-15
CIK 1097718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 AMENDMENT NO. 4

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

Due to the correction of an accounting error net loss for the period and net loss per share have been adjusted in this amendment from ($1,087,008) ($.00) to ($2,035,443) and ($.00) respectively.

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

ITEM 8A.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer who also serves as our principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by the report. As set forth below management determined that there was a material weakness in the Company's internal control over financial reporting as of September 30, 2004 as more fully described below. Based upon that evaluation, the Company's Chief Executive Officer has concluded that our disclosure controls and procedures were not effective because of the material weakness described below. In response to the steps that management has taken to eliminate the material weakness relating to financial disclosure controls are as follows:

         1. hired additional accounting staff
         2. elected a high profile Board of Directors
         3. elected an audit committee
         4. procured state of the art network and financial systems

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

                                        IceWEB, INC.


                                        /s/ John R. Signorello
                                        ----------------------
November 14, 2005                       John R. Signorello, CEO, principal
                                        executive officer, principal financial
                                        and accounting officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE


/s/ John R. Signorello        Chief Executive Officer,         November 14, 2005
----------------------      Principal Financial Officer,
John R. Signorello                  Director


/s/ Hal Compton                     Director                   November 14, 2005
---------------
Hal Compton


/s/ Raymond J. Pirtle, Jr.          Director                   November 14, 2005
--------------------------
Raymond J. Pirtle, Jr.


/s/ Joseph Druzak                   Director                   November 14, 2005
-----------------
Joseph Druzak


/s/ Jack Bush                       Director                   November 14, 2005
-------------
Jack Bush