Form 10QSB/A
period 2004-12-31
ICEWEB INC
filed 2005-11-15
CIK 1097718

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

Due to the correction of an accounting error net loss and net loss per share have been amended from ($386,626) and ($.00) to (577,317) and ($.00)
respectively.

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

Dated: November 14, 2005               By: /s/ John R. Signorello
       -----------------               --------------------------
                                       John R. Signorello, Chairman and CEO,
                                       principal executive officer and principal
                                       financial and accounting officer