Form 10QSB/A
period 2005-03-31
ICEWEB INC
filed 2005-11-15
CIK 1097718

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 3
(Mark One)

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

Due to the correction of an accounting error net loss and net loss per share for the 3 month and 6 month periods ended March 31, 2005 have been adjusted as follows; 3 months ($943,781)and ($.17) amended to (1,134,472) and ($.20). 6 months ($1,330,406) and ($.24) to ($1,711,788) and ($.30)

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