Form 10QSB/A
period 2005-06-30
ICEWEB INC
filed 2005-11-15
CIK 1097718

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

Due to the correction of an accounting error net income for the 3 month period and net loss for the nine month period have been adjusted as follows; 3 month period $88,612 and $.01 to ($102,079) and ($.02) 9 month period ($1,241,795) and
($.21) to ($1,813,868) and ($.31)

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