Form 10KSB
period 2005-09-30
ICEWEB INC
filed 2006-01-18
CIK 1097718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                         Commission file number 0-27865
                                                -------


                                  ICEWEB, INC.
                                  ------------
                 (Name of small business issuer in its charter)


                  DELAWARE                                13-2640971
                  --------                                ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


      205 VAN BUREN STREET, SUITE 150
      HERNDON, VA 20170                                      20170
      -------------------------------                        -----
      (Address of principal executive offices)             (Zip Code)


                    Issuer's telephone number (703) 964-8000
                                              --------------


         Securities registered under Section 12(b) of the Exchange Act:

      Title of each class       Name of each exchange on which registered

                                                  NONE
      -------------------       -----------------------------------------
                                                  NONE
      -------------------       -----------------------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                    common stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ }

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $6,809,590 for the 12 months ended September 30, 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of December 31, 2005 the aggregate market value of the common stock held by non-affiliates at the closing price of the registrant's common stock is approximately $3,132,818.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of December 31, 2005, 6,329,797 shares of common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). Not applicable.

Transitional Small Business Disclosure Form (check one): Yes ___ No _X_

When used in this annual report, the terms "IceWEB," " we," "our," and "us" refers to IceWEB, Inc., a Delaware corporation, and our subsidiaries. The information which appears on our web site at www.iceweb.com is not part of this annual report.

All per share information contained in this annual report gives effect to the ten for one (10:1) forward stock split of our common stock effective October 13, 2004 and a one for eighty (1:80) reverse stock split effective April 27, 2005.

                                  ICEWEB, INC.

                                   FORM 10-KSB

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                                      INDEX

PART I

Item 1.  Description of Business...............................................5

Item 2.  Description of Property..............................................15

Item 3.  Legal Proceedings....................................................15

Item 4.  Submission of Matters to a Vote of Security Holders .................15


PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters..............................................................16

Item 6.  Management's Discussion and Analysis or Plan of Operation............17

Item 7.  Financial Statements.................................................21

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................33

Item 8A. Controls and Procedures..............................................33

Item 8B. Other Information....................................................34


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ...................35

Item 10. Executive Compensation...............................................39

Item 11. Security Ownership of Certain Beneficial Owners and Management.......42

Item 12. Certain Relationships and Related Transactions ......................43

Item 13. Exhibits ............................................................44

Item 14. Principal Accountant Fees and Services ..............................45

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, among other things, such factors as: our high level of indebtedness and ability to satisfy the same, our history of unprofitable operations, the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects, the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products, changes in economic conditions specific to any one or more of our markets, changes in general economic conditions, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements, and the other factors and information disclosed and discussed in other sections of this report.

You should consider the areas of risk described in connection with any forward-looking statements that may be made in this annual report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                                     PART I

ITEM 1.  Description of Business

OVERVIEW

         We are a diversified technology company headquartered in Herndon, Virginia, which was founded in 2000 and became public in 2002 through a reverse merger. While our business plan has been in evolution since that time, our focus has consistently remained on enabling governmental organizations and small to medium size businesses to independently manage, create, publish and deliver content easily and affordably. Our products and services are used by organizations in both the public and private sectors with large, dispersed audiences of customers, employees, or other trading or strategic partners. Through internal software development and a series of acquisitions, we have developed a suite of robust, scalable content creation, management, publication and delivery tools that can be implemented on any website, as well as e-learning content and customized e-learning portals. Our goal is to make this technology available and affordable and to open up the world of independent web management and publishing to any organization. Complementing these products is our hosted e-mail solution, IceMAIL. We also offer consulting and product support services on a project-by-project basis. In addition to our proprietary software and professional services, we also market an array of information technology services and third party computer hardware and software.

         Our solutions are centered on knowledge based support, enabling customers to increase organizational efficiency by converging knowledge based information with easy to manage websites and e-learning portals. Going forward, we intend to leverage our expertise in content management, creation and delivery, and our portal framework, to develop a Smart Enterprise Suite ("SES") that extends beyond digital content to include dynamic human intelligence for greater information sharing and organizational efficiency across the extended enterprise. According to the Gartner Group, an SES "covers enterprise needs for content management, knowledge management and collaboration, and supports the extended virtual workplace - inside and between enterprises. The SES combines the functionality of portal, collaborative and content management technologies, and delivers these in an integrated suite; provides a broad foundation to support knowledge or information work within an enterprise, or between groups in different enterprises, and may be considered the platform for knowledge management; and focuses on support for unstructured work processes, but through portal-based integration with business applications can provide a comprehensive digital or electronic workplace." Our objective is to provide an affordable SES solution for governmental, association and small to medium size business customers.

OUR PRODUCTS AND SERVICES

         Our products and services are designed to provide customers with a comprehensive view of their core business, promote better cross pollination of strategies and objectives between development, sales, marketing and service organizations, and guide strategic planning efforts to meet key corporate objectives of profitability and growth. These products form the basis of our emerging SES. The two key components currently consist of:

         ICEWEB VISTA

         This is a powerful tool for efficient website management, built upon open source architecture (.Net) that allows users to quickly, easily and affordably update their Web content and site structure. With IceWEB Vista, users can manage, update, control and publish new content for Web sites anytime and anyplace. Among the many advantages of IceWEB Vista is the ability to easily, quickly and affordably deploy Web content as well as to control who can edit, access and view content. IceWEB Vista eliminates the costs and constraints of utilizing "third party" vendors for website management. With IceWEB Vista organizations can reduce the cost of managing records and documents, and extend the access and power of information to members, customers, or other site users, while maintaining data security. IceWEB Vista empowers users with advanced membership and profile management, a revamped HTML publisher, and more advanced workflow and versioning capabilities. In addition, our mailing list management tool enhances the ability of users to stay in contact with clients or members. IceWEB Vista's single sign-on support enables users to easily access records and documents through a customized interface.

         We released the IceWEB Vista portal software solution during the third quarter of fiscal 2005. We believe that IceWEB Vista is a major step forward in terms of usability by eliminating several complexities that existed in previous versions of the product. IceWEB Vista unified our earlier offering, IceWEB CMS, and a number of new application modules including HTML Publishing Tool, News Content Management, Advanced Mailing List Manger and Custom Forms Creator to provide one product from the end user's perspective. We believe IceWEB Vista provides the end user with powerful tools to manage not only text but also rich media in a "what you see is what you get" or WYSIWYG environment. IceWEB Vista also provides comprehensive and enterprise wide portal deployment features in a single turnkey solution.

         ICEMAIL

         In the fourth quarter of fiscal 2005 we launched IceMAIL, a packaged service that provides a network-hosted groupware, email, calendaring, and collaboration solution utilizing Microsoft Exchange 2003, the most widely used enterprise system available. Customers will be able to leverage the full capabilities of Microsoft Exchange 2003 and Outlook without the initial implementation and maintenance costs associated with such an advanced system. In addition to providing hosted exchange services, IceMAIL will have a substantial focus on providing wireless PDA/Smart Phone synchronization services that enable our customers to have everything in Outlook/Exchange available while traveling away from their office. IceWEB will be a single-source provider of wireless PDA/Smart Phones, GoodLink or Blackberry software, and the cellular carrier services through reseller arrangements with those companies.

         IceWEB will leverage existing technologies from several software and hardware manufacturers and combine them with customized software systems to make ordering and using our Internet hosted applications easy and quick. Most of the solutions we will offer are somewhat common place for large organizations, but cost prohibitive for small and medium sized businesses to manage much less procure the initial technology. We will seek to leverage our expertise in large-scale enterprise systems to build our service offerings that will share these systems across numerous small to medium-sized business customers. We believe that this scale of economy will allow us to offer our services to small to medium-sized business customers at a fraction of the cost would pay if an individual small to medium-sized business customer were to deploy it themselves.

         IceMAIL is based on the advanced Microsoft Exchange 2003 platform which provides industry-leading features such as calendars, group scheduling, contact management, task management, notes, and shareable public folders. Using the latest in network hosting, wireless, and Internet technologies, IceMAIL will be accessible from anywhere on the Internet via Microsoft Outlook 2003 or a web-browser. For the true "road warrior", we will also offer wireless handheld PDA access using a Handspring Treo, RIM Blackberry, Windows PocketPC, or Smart Phone devices.

         LEARNINGSTREAM.COM

         LearningStream.com is an online business education portal that offers pay-per-view online classes to mid-level managers seeking to update their management and project skills. Additionally, LearningStream.com has a user interface that enables experts and instructional designers to create and publish courses online. The courses have to pass scrutiny and upon acceptance by LearningStream.com staff will be published to the site. We provide the hosting and streaming and share in the revenue generated by the content providers. Business professionals can choose among many different subjects such as making presentations, managing people and learning software applications from training developers such as Fred Pryor Seminars, CareerTrack and Evelyn Woods.

         CUSTOM SMART ENTERPRISE SOLUTIONS

         Through the acquisition of assets of DevElements in May 2004, we increased our capabilities to provide a custom smart enterprise solution, as DevElements has experience developing and deploying complex web-based business solutions in over 27 languages, primarily for Fortune 1000 businesses with offices in multiple countries. By leveraging the core competencies acquired by us through DevElements, we can assist organizations with:

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

STORAGE AND DISTRIBUTION

         We offer a competitive level of data security, backup and disaster recovery in order to ensure the integrity of our clients' data. We have redundant production services, a three-tier development cycle, tape backups and redundant connectivity.

CONSULTING SERVICES

         Our consulting staff has years of experience in providing custom, rich media solutions. Our consulting services include personalized project management, multimedia development, synchronization of media assets, application design and development, software integration, instructional design, graphic design, foreign language translations and delivery methods

SUPPORT AND MAINTENANCE SERVICES

         We provide engineering and technical support to both government and commercial organizations. These services include everything from security and network analysis to full network technology refreshment and deployment. We also provide support and maintenance to ensure that its solutions are deployed correctly and continue to operate efficiently into the future.

THIRD PARTY HARDWARE

         Through open market sales in the private sector and primarily through United States General Services Administration (GSA) Schedule sales to the Federal government under GSA Schedules held by certain of our subsidiaries, we sell a broad array of hardware, including large uninterruptible power supplies and other power equipment through our Integrated Power Solutions, Inc. subsidiary.

TECHNOLOGY

         The Company has engineers on staff with expertise specifically in Microsoft products and solutions. In addition, the Company has developed partnerships with RSA Security, Cisco Systems, SonicWall Inc, Good Technologies, Research In Motion (RIM), Cingular, Verizon, Sprint, Sabari, and Hitec. The combination of our internally developed software and our vendor expertise allows IceWEB to offer customized end-to-end solutions.

         The Company's software is designed for Microsoft's Windows Operating Systems and applications that use Microsoft's SQL 7 database software. The majority of the Company's applications are based on client-server technology. IceWEB Vista was developed using Microsoft.NET technology. Since a majority of the processing is done on the server, clients only need a browser to author and manage their web content.

         The Company believes that it successfully surmounted a significant product development challenge by leveraging the capabilities of the Microsoft.NET development environment and integrating many of the disparate technologies driving the Company's core software platforms. All of the Company's products utilize their original technology in one form or another. By leveraging the code of existing products, the Company has been able to decrease product development costs, shorten time to market and realize revenues from new products quickly. This has also provided a significant advantage to the Company's customers by enhancing the stability of new software versions, new product offerings and reducing the effort required to upgrade or deploy the Company's software.

         In summary, fiscal 2005 was a positive year for the Company's technology. In addition to the transition from a Java based environment to a Microsoft .NET technology for IceWEB Vista, the company also developed and deployed IceMAIL, the Hosted Microsoft Exchange service. With this development, the Company has made great strides in providing customers with a full service hosted source for both interactive web portals and communication and collaboration. Scalability of our products has been tested with real world customer deployments, and has provided us with positive validation of our engineering design objectives. The transition to the .NET technology has allowed the Company to expand our product offerings and provide customers with a more cost effective and faster to market set of solutions.

MARKET AND TRENDS

         The market for hosted network applications and wireless access to web content is expanding exponentially. According to varying sources, the current estimated market size for the Company's products and services is between $20 and $50 billion. The Company's goal is to attempt to achieve a one percent (1%) market share within five years or roughly $200 million in revenue, derived from some of the estimated potential 78,000,000 worldwide potential Company customers, as a result of having identified a market focal point in small to medium sized businesses and governmental organizations that rely on their websites and email for communication and collaboration with customers, constituents and members.

SALES AND MARKETING

         We sell our products through our direct sales, online marketing, and the company's ecommerce websites. We intend to expand our indirect sales channel through additional relationships with systems integrators, value-added resellers and original equipment manufacturers. In addition, we generate leads through search engine optimization. Our fiscal 2006 marketing plan includes radio and print advertising, Webinars, Seminars and Tradeshows, Direct Mail, and customer-centric newsletters, Public Relations, as well as online Pay Per Click venues such as Overture and Google. We also generate leads from a variety of sources, including businesses seeking partners to develop Web-based applications. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews.

         Additional relationship marketing and community building methods to be used include; the use of events bulletin boards and expert discussions, online surveys and questionnaires to gather valuable feedback and encourage customer communications, the creation and seeding of focused user groups, adopting a charitable cause, initiating a referral program, building membership communities and services that revolve around IceWEB's offerings, and the development and support of customer evangelists that promote, and are promoted by IceWEB's products. Establishing partnerships with major industry leaders will also add value and distribution for our products.

RESEARCH AND DEVELOPMENT

         In addition to our focus on subscription-based "software as a service" offerings, we are engaged in a comprehensive research and development plan to integrate our portal and email/collaboration offerings into the next generation of online applications. This next generation of online hosted application services will focus on integrating "traditional email" and portal systems into an integrated Smart Enterprise Suite with both applications running on both Internet/Intranet as well as synchronized wireless/PDA systems. We anticipate that we will launch these product before the end of fiscal 2005. For the fiscal years ended September 30, 2005 and 2004 we spent $157,500 and $580,053, respectively, on research and development.

INTELLECTUAL PROPERTY

         Our success depends in part on our ability to protect our intellectual property. The source codes, object codes, and documentation related to our products are all proprietary to us and as to which copyright in favor of our company arose from the date of creation of the products or the date on which the products were assigned to us, whichever is later. We also rely on common law rights to our trademark and service mark "IceWEB" in both block letters and stylized form. To protect our proprietary rights, we rely generally on copyright and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use our intellectual property.

         It is also possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. We can give no assurance that our agreements with employees, consultants and others who participate in development activities will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. There can be no assurance that we will be able to adequately protect our trade secrets. Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology that we rely upon to conduct our business.

         In the future we may pursue copyright protection of our source codes, object codes and documentation as well as the registration of certain of our trademarks and service marks in the United States. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

COMPETITION

         Our competitors include portal vendors, application service providers, software vendors, systems integrators and information technology consulting service providers who offer some or all of the same products as we do to the small to medium sized business and government markets. Our competitors, particularly for larger customers within our target markets, include Plumtree, Vignette, Hummingbird, Websphere, Oracle, SAP, MailStreet, Intermedia.net, Mi8 Inc, and USA.net. Our competitive strategy is to undercut the pricing model of our competitors while delivering a higher value to customers and building brand name recognition for our company and our products. We face significant competition from these and other companies, most of which have greater brand recognition, are better capitalized than us and can obtain financing on more favorable terms. We may never be able to successfully compete in our target market.

         There are relatively low barriers to entry into the Company's business, and the Company does not believe its proprietary technology would preclude or inhibit competitors from entering its markets. As such, the Company anticipates that new entrants will try to develop competing products and services as well as new forums for conducting eCommerce that could be deemed competitors. However, the Company believes it can continue to compete successfully by relying on the Company's established infrastructure, marketing strategies, systems and procedures. In addition, the Company will continue to add additional products and services in the future and periodically revise its methods of doing business and also pursue its expansion into international markets, where the Company believes there is an overall lower level of competition.

STRATEGY

         During fiscal 2006 the Company plans on greater automation for both IceWEB Vista and IceMAIL products. By using internal and external technical resources the Company will enable customers to manage and control their own environment whether it is manipulating web content through IceWEB Vista or adding, managing and controlling their communication and collaboration environment through IceMAIL. IceWEB will be one of the few companies that allow customers almost total control of their features. In addition, the company plans to expand its number of product hardware offerings in relation to both software services.

ACQUISITIONS

         The Company plans to continue to pursue strategic acquisitions that will broaden its product offerings and customer base, advance and expand its technological abilities, increase its cash flow and profitability, and diversify its operations.

EMPLOYEES

         As of December 31, 2005, IceWEB employed a total of 32 employees, all of whom work full-time. The Company has no collective bargaining agreements with any unions and believes that the overall relations with its employees are satisfactory. We also use the full-time services of 12 consultants in areas of network consulting.

OUR HISTORY

         We were originally formed under the laws of the State of Delaware in February 1969. For many years, we were a wholesaler of custom one, two, three and four-color processed commercial printing, as well as disposable and durable office equipment including stock paper, fax paper, fax and copy machines, computers, file cabinets and safes. We conducted our business throughout the United States of America and Puerto Rico from our headquarters in New York.

         In March 1999, we changed the focus of our business and closed a transaction by which we acquired 100% of the outstanding capital stock of North Orlando Sports Promotions, Inc., a privately held Florida corporation. From 1999 until July 2001, we operated a variety of Internet-related services, however, we were unable to generate positive cash flow from these Internet-related businesses.

         In May 2001, we executed an Agreement and Plan of Reorganization and Stock Purchase Agreement with Disease S.I., Inc. Under the terms of the agreement, we acquired 100% of the issued and outstanding stock of Disease S.I., Inc. in exchange for 750,000 shares of our common stock. The transaction was accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies was recorded as a recapitalization of Disease S.I., Inc., pursuant to which Disease S.I., Inc. was treated as the continuing entity. Disease S.I., Inc. was a developmental stage biopharmaceutical clinical diagnostics company planning to employ a broad array of technologies to detect, identify and quantify substances in blood or other bodily fluids and tissues. It intended to derive revenues from patent sub-licensing fees, royalties from pharmaceutical sales, appropriate milestone payments and research and development contracts.

         Following completion of the acquisition of Disease S.I., Inc., it became apparent to us that it would be in our best long-term interest that the Internet operations be conducted apart from the biopharmaceutical clinical diagnostics operations. On July 24, 2001, we sold a former officer and director 100% of our subsidiary North Orlando Sports Promotions, Inc., in exchange for the assumption of all liabilities related to North Orlando Sports Promotions, Inc. and its operations estimated at approximately $112,000, and which included the forgiveness of $91,500 in accrued compensation. Included in the sale along with the capital stock of North Orlando Sports Promotions, Inc. were fixed assets, rights to several domain names and various contractual rights and obligations.

         On November 27, 2001, we acquired 9,050,833 shares of the common stock of Healthspan Sciences, Inc., a privately held California corporation in exchange for 5,000 shares of our common stock in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act. This agreement was rescinded on March 21, 2002. Pursuant to the rescission, Healthspan Sciences, Inc. returned all 5,000 shares of our common stock issued in the exchange and we returned all 9,050,833 shares of Healthspan Sciences, Inc. we had received.

         On March 21, 2002, we executed an Agreement and Plan of Merger with IceWEB Communications, Inc., a Delaware corporation and its stockholders. Founded in 2000, IceWEB Communications, Inc. enabled interactive communications and education on the web. In June 2001, it had acquired the assets in bankruptcy of Learning Stream, Inc., a provider of streaming services. Pursuant to the agreement, each of the 22,720,500 shares of common stock of IceWEB Communications, Inc. issued and outstanding immediately prior to the merger were converted into the right to receive 0.13375 shares of our common stock, for an aggregate of 303,888 shares of common stock. Each of the warrants to purchase an aggregate of 680,125 shares of IceWEB Communications, Inc. common stock issued and outstanding immediately prior to the merger were converted into the right to receive one warrant to purchase 0.13375 shares of our common stock upon exercise of said warrant.

         In June 2003, we acquired 100% of the capital stock of Interlan Communications, Inc., a privately held corporation, in exchange for 25,000 shares of our common stock. In June 2003, we also acquired 100% of the capital stock of Seven Corporation in exchange for 37,500 shares of our common stock and cash consideration of $123,000.

         In October 2003, we acquired 19% of the capital stock of Iplicity, Inc. of Virginia, together with substantially all of its assets including software licenses, source code, potential patents and trademarks for a combined stock and cash value of approximately $632,000 which included the issuance of 191,381 shares of our common stock and cash consideration of $65,500.

         In May 2004, we acquired substantially all of the assets of DevElements, Inc. of Virginia, including software licenses, source code, potential patents and trademarks, cash, hardware, and equipment. As consideration for the purchase of the assets, we paid DevElements $100,000 and agreed to the assumption of liabilities up to an aggregate of $150,000. In exchange for the 19% interest in DevElements, we issued to the shareholders of DevElements 187,500 shares of our common stock and options to purchase 187,500 shares of common stock exercisable at a price of $27.20 per share and expiring May 13, 2009. We issued to the stockholders options to purchase 6,250 shares, which were contingently exercisable upon the satisfaction of certain performance criteria. The performance criteria, which required contracts, task orders and other work assignments involving billing of at least $840,000 during the six-month period ending November 13, 2004, was not met and the options were cancelled.

         On October 18, 2004, we entered into a non-binding letter of intent to acquire 100% of the issued and outstanding stock of Plan Graphics, Inc. The transaction was subject to approval by the Plan Graphics, Inc. shareholders, and certain terms and conditions, including terms and conditions which are customary to this type of transaction. On April 29, 2005 the letter of intent expired with a definitive agreement having been executed or all conditions precedent to the closing having been completed.

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

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS ABSENT A MATERIAL INCREASE IN OUR REVENUES.

         We have an accumulated deficit of $6,500,655 at September 30, 2005. For the years ended September 30, 2005 and 2004, we had a net loss of approximately $904,000 and $2 million, respectively, and cash used in operations was approximately $920,000 and $795,000, respectively. The report of our independent registered public accounting firm on our financial statements for the fiscal year ended September 30, 2005 contained a qualification expressing substantial doubt as to our ability to continue as a going concern as a result of our net losses and cash used in operations. While we reported a modest increase in our revenues for fiscal 2005 as compared to fiscal 2004, we cannot assure you that our revenues will increase in future periods, nor can we assure you that they will not decrease. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

         Historically, our operations have been financed primarily through the issuance of equity. Capital is typically needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary if we wish to acquire additional assets or companies and for the effective integration, operation and expansion of these businesses. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. At September 30, 2005, we had a working capital surplus of $319,137 as compared to a working capital deficit of $1,049,557 at September 30, 2004. This change is primarily attributable to proceeds we received from the sale of equity securities during fiscal 2005. However, we will need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We cannot assure you that additional working capital is available to us in the future upon terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs, make additional acquisitions, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

WHILE SHARES OF OUR SERIES A CONVERTIBLE PREFERRED STOCK AND SHARES OF OUR SERIES B CONVERTIBLE PREFERRED STOCK ARE OUTSTANDING WE ARE PROHIBITED FROM UNDERTAKING CERTAIN CAPITAL RAISING TRANSACTIONS WHICH MAY MATERIALLY ADVERSELY EFFECT OUR ABILITY TO RAISE FUNDS IN FUTURE PERIODS.

         The designations of the Series A Convertible Preferred Stock prohibit us from selling common stock or any other security which is convertible into common stock or issuing any rights, options or warrants which entitle the holder to purchase shares of our common stock at a price less than $0.60 per share, subject to adjustment. So long as shares of our Series A Convertible Preferred stock are outstanding, this prohibition will prevent us from raising additional capital at an effective offering price of less than $0.60 per share. While the market value of our common stock as is presently greater than $0.60 per share, we do not know if the trading price of our common stock will remain above $0.60 per share in future periods, particularly in light of the fact that we may be significantly increasing the number of shares of our common stock which will be freely tradable following the effectiveness of a pending registration statement as a result of sales made by the selling security holders under that prospectus. If the market price of our common stock should fall to a price range which is near or below $0.60 per share we may be unable to raise capital in future periods as needed which could adversely affect our liquidity, operation of our company and ability to continue as a going concern.

         In addition, under the terms of the Preferred Stock Purchase Agreement for the Series A Convertible Preferred Stock for a period of three years beginning March 30, 2005 we have contractually agreed not to issue any additional shares of preferred stock or any convertible debt, not to enter into any transactions which contain a reset provision which could result in additional shares being issued at some future date and not to enter into certain other types of financing transactions. Under the terms of the Preferred Stock Purchase Agreement for the Series B Convertible Preferred Stock for as long as the purchaser, which is the same purchaser as our Series A Convertible Prefered Stock, owns shares of our Series B Convertible Preferred Stock, we have contractually agreed not to issue any additional shares of preferred stock or any convertible debt, not to enter into any transactions which contain a reset provision which could result in additional shares being issued at some future date and not to enter into certain other types of financing transactions. These contractual limitations may limit our ability to raise capital as needed in future periods which could adversely affect our ability to continue our operations.

WE ARE RELIANT ON REVENUES FROM TWO CUSTOMERS. BECAUSE WE ARE NOT A PARTY TO LONG TERM AGREEMENTS WITH EITHER CUSTOMER, THE LOSS OF ONE OR BOTH OF THESE CUSTOMERS WOULD BE ADVERSE TO OUR FINANCIAL RESULTS IN FUTURE PERIODS.

         Revenues from two customers represented approximately 37% and approximately 34% of total revenues for the years ended September 30, 2005 and 2004, respectively, and approximately 53% of our accounts receivable at September 30, 2005 are due from these two customers. Both of these customers purchase products and services from us on a purchase order basis and, accordingly, may elect at any time to purchase similar products or services from our competitors. Until such time, if ever, as we are able to sufficiently expand our sales efforts and remove this dependency on revenues from these two customers, if one or both of them should cease purchasing products and services from us our revenues and results of operations would be materially adversely affected.

OUR MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITIONS AND TO MANAGE OUR GROWTH AND WE MAY BE UNABLE TO FULLY REALIZE ANY ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

         Our business strategy includes growth through acquisition and internal development. We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. Acquired companies' histories, geographical locations, business models and business cultures can be different from ours in many respects. Our directors and senior management face a significant challenge in their efforts to integrate our businesses and the business of the acquired companies or assets, and to effectively manage our continued growth. There can be no assurance that our efforts to integrate the operations of any acquired assets or companies acquired in the future will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized. The dedication of management resources to these efforts may detract attention from our day-to-day business. There can be no assurance that there will not be substantial costs associated with these activities or of the success of our integration efforts, either of which could have a material adverse effect on our operating results.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Because our stock is not listed on an exchange or quoted on Nasdaq, we are not required to adopt these corporate governance standards. While our board of directors has adopted a Code of Ethics and Business Conduct and our Board has established Audit and Compensation Committees, we have not adopted all of the corporate governance measures which we might otherwise have been required to adopt if our securities were listed on a national securities exchange or Nasdaq. It is possible that if we were to adopt all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

THE EXERCISE OF WARRANTS AND OPTIONS AND THE CONVERSION OF SHARES OF OUR SERIES A CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         At December 31, 2005 we had outstanding:

      o  6,329,787 shares of our common stock,

      o 1,666,667 shares of Series A Convertible Preferred Stock which is convertible into 1,666,667 shares of our common stock,

      o 1,833,333 shares of Series B Convertible Preferred Stock which is convertible into 1,833,333 shares of our common stock,

      o common stock purchase warrants to purchase a total of 6,750,000 shares of our common stock with exercise prices ranging from $0.70 to $16.00 per share, and

      o options granted under our 2000 Management and Director Equity Incentive and Compensation Plan which are exercisable into 882,479 shares of our common stock with a weighted average exercise price of $1.55 per share.

         The conversion of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and/or the exercise of outstanding options and warrants may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

         In March 2005 and December 2005, we issued common stock purchase warrants to purchase an aggregate of 6,925,000 shares of our common stock with exercise prices ranging from $2.00 to $9.60 per share in connection with the sales of shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

         All of these five-year warrants are exercisable on a cashless basis which means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. The utilization of this cashless exercise feature will deprive us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

         Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Delaware General Corporations Law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

         In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors. We presently have outstanding 1,666,667 shares of our Series A Convertible Preferred Stock and 1,833,333 shares of Series B Convertible Preferred Stock. Our Board of Directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

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

CERTAIN OF THE COMPANY'S SUBSIDIARIES ARE INVOLVED IN BUSINESSES WITH RISKS FOR WHICH THEY MAY NOT BE INSURED

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leased approximately 12,000 square feet of office space on a 19 month sub-lease which ended on December 31, 2005, for an average of approximately $12,500 per month through December 2005. In November 2005, we entered into a three year lease for approximately 7,900 square feet of office space located in the same building in which our principal executive offices had been located. This new lease provides for annual base rental of approximately $202,000 which escalates to approximately $215,000 annually in the third year of the lease term. We are also responsible for our pro rata share of certain pass through costs. We have the option to renew this lease for one additional five year term and we have a right of first refusal to lease as additional approximately 7,200 square feet of adjoining office space should it become available.

         The Company also leases approximately 2,000 square feet of office space. The lease ends on June 30, 2006 at 1455 Pennsylvania Ave. NW Washington DC. The price per month is $2,100.

ITEM 3.  LEGAL PROCEEDINGS

         Two related lawsuits have been filed against the Company in the Circuit Court of Fairfax County, Virginia, captioned Bonnie Edenfield vs. IceWEB, Inc., et al., Chancery No. CH 2005 4303; and Christopher MacDonald vs. IceWEB, Inc., et al., Chancery No. CH 2005 4304. Both suits are brought by former shareholders of DevElements, Inc., the assets of which were purchased by a Company subsidiary. Edenfield and MacDonald were parties to the asset purchase agreement between DevElements and the Company subsidiary. The plaintiffs seek money damages from the Company for alleged breach of the asset purchase agreement, and damages related to stock options. The Company intends to vigorously defend this litigation. The Company believes the litigation is without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTCBB. On April 27, 2005 our symbol was changed from ICEW to IWEB in connection with a 1:80 reverse split of our common stock effective on that date. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                     High              Low
                                                     ----              ---
Fiscal 2004
-----------
First quarter ended December 31, 2003                $3.82             $1.28
Second quarter ended March 31, 2004                  $5.20             $1.28
Third quarter ended June 30, 2004                    $4.08             $2.56
Fourth quarter ended September 30, 2004              $4.72             $1.92

Fiscal 2005
-----------
First quarter ended December 31, 2004                $5.60             $2.40
Second quarter ended March 31, 2005                  $3.20             $1.60
Third quarter ended June 30, 2005                    $2.20             $0.80
Fourth quarter ended September 30, 2005              $1.30             $0.65

Fiscal 2006
-----------
First quarter ended December 31, 2005                $1.05             $0.65

         As of January 9, 2006 the last sale price of our common shares as reported on the OTC Bulletin Board was $0.80 per share. As of September 30, 2005 there were approximately 1,727 record owners of our common stock.

         Dividend Policy

         We have never paid cash dividends on our common stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

         Under the terms of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock or shares of our Series B Convertible Preferred Stock, we cannot pay dividends on our common stock so long as shares of our Series A Convertible Preferred Stock are outstanding. We do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under our 2000 Management and Director Equity Incentive and Compensation Plan and any compensation plan not approved by our stockholders as of September 30, 2005.

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                  ---------     ----------------

Outstanding at September 30, 2003 .............     487,750          $2.75

Granted .......................................     847,000           2.60
Exercised .....................................    (151,000)         (2.25)
Forfeited .....................................    (327,619)         (3.60)
                                                  ---------          -----

Outstanding at September 30, 2004 .............     856,131          $1.99

Granted .......................................     470,250           1.21
Exercised .....................................           -              -
Forfeited .....................................    (443,902)         (2.01)
                                                  ---------          -----

Outstanding at September 30, 2005 .............     882,479          $1.55
                                                  ---------          -----

Options exercisable at end of period ..........     882,479          $1.55
                                                   --------          -----

Weighted-average fair value of options granted
during the period .............................     470,250          $1.21


Item 6.  Management's Discussion and Analysis or Plan of Operation

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

OVERVIEW

We provide hosted web-based collaboration solutions that enable organizations to establish Internet, Intranet, and email/collaboration services immediately and with little or no up-front capital investment. Our portal and IceMAIL collaboration software services are available on a monthly or annual subscription basis to small and medium-sized businesses and non-profit and government organizations. We also provide consulting services to our larger enterprise and government customers including network infrastructure, enterprise email/collaboration, and Internet/Intranet portal implementation and support services. We offer pre-packaged and custom services, using proven best practices to help organizations define their online business objectives and quickly deploy their Internet, Intranet, and email/collaboration systems. Although most of our small to medium-sized business customers purchase and activate our solutions online, our professional services teams work closely with our government, non-profit and larger customers to deploy customized solutions. We also market an array of information technology services and third party computer hardware and software.

Our history and acquisition strategy has been key in our growth as a company. We began as a full service provider of computer systems and professional services to private sector corporations and to the federal government under a General Services Administration (GSA) schedule contract for computer systems and peripherals. Beginning in 2001, we began a series of strategic acquisitions which have resulted in our current business and operations, including:

      o in June 2001, we acquired the assets of Learning Stream, Inc., a provider of digital content streaming services, which coincided with the transition of our business model to a focus on e-learning. Learning Stream had developed custom streaming solutions which we believed were more efficient and effective thank the solutions we had implemented at that time. We considered the software we acquired to be competitive because it helped remove the complexity and unnecessary cost from the implementation of the streaming technology,

      o in June 2003, we acquired all of the outstanding stock of Interlan Corporation, a provider of data communications and networking solutions for business, government, and education. Interlan provided technical services including presales design and consulting, installation, troubleshooting, and long term maintenance and support contracts,

      o in June 2003, we also acquired all of the outstanding stock of The Seven Corporation, a provider of network engineering services to commercial and government customers throughout the United States,

      o in October 2003, we acquired the software ownership rights and customers of Iplicity, Inc. of Virginia. Iplicity had developed a complete content management software platform based on open source architecture to run in any operating environment. In this transaction we acquired software licenses, source code, potential patents and trademarks, and

      o in May 2004 we acquired substantially all of the assets of DevElements, Inc. of Virginia, a professional IT consultancy firm that designs, develops and implements web-based productivity solutions for the customers. In this transaction we acquired software licenses, source code, potential patents and trademarks, as well as some cash and tangible assets.

We generate revenues from sales of software licenses and provision of software application services, application development and network management services and integrated technology, infrastructure solutions and third party hardware sales. As a result of the growth of our company both through acquisitions and organically, we significantly increased both our revenues and expenses during fiscal 2004. During fiscal 2005 we capitalized on our growth through these acquisitions to organically grow our company and introduce new products. As a result of this growth, and as described elsewhere herein, we anticipate that both revenues and expenses will continue to increase in future periods.

We believe that the key factors to our continued growth and profitability include the following:

         o the introduction of our IceWEB Vista portal software which was released to general availability during June 2005. IceWEB Vista is a powerful tool for efficient website management, built upon open source architecture (.Net) that allows users to quickly, easily and affordably update their Web content and site structure,

         o the launch of IceMAIL, a packaged service that provides a network-hosted groupware, email, calendaring, and collaboration solution utilizing Microsoft Exchange 2003, the most widely used enterprise system available, which was released in December 2005. Customers will be able to leverage the full capabilities of Microsoft Exchange 2003 and Outlook without the initial implementation and maintenance costs associated with such an advanced system. We plan a launch of IceMAIL before the end of fiscal 2005,

         o raising approximately $4 million of additional working capital to expand our marketing, support our growth and for an acquisition of an additional company in the software services group,

         o hiring additional qualified, technical employees, and

         o improving our internal financial reporting systems and processes.

While we launched the first of our new software offering during June 2005 and our second in December 2005, and the sale of these products are the focus of our business, we face a number of challenges in other areas which we believe are key to our growth, many of which are beyond our control. We have not identified any potential acquisition candidates and do not have any firm commitments for additional working capital as of the date of this annual report, and we cannot assure you that we will be successful in either undertaking. While we recently hired a Chief Financial Officer and intend to implement upgrades to our internal systems, we face continuing difficulties in locating sufficient qualified technical personnel. Our company is located in the "Tech Corridor" of Northern Virginia and we compete with a number of companies for employees, many of which have been in business longer than we have and which are more attractive to prospective employees. Our inability to accomplish one or more of these key goals may limit our growth in future periods.

RESULTS OF OPERATIONS

REVENUES

We generate revenues from application network management services and integration technology, infrastructure solutions and third party hardware sales. For the year ended September 30, 2005, we generated revenues of $6,809,590 compared to $6,662,652 for the prior year ended September 30, 2004, an increase of approximately 3%.

COST OF SALES

Our cost of sales consists of products purchased for resale, salaries of technical personnel, third party contractors, hosting and sales commissions. For the year ended September 30, 2005, cost of sales was $4,753,276 or approximately 70% of revenues, compared to $5,015,494, or approximately 75% of revenues, for the prior year ended September 30, 2004. The primary reason for the increase in our gross margin percentages from the prior fiscal year is that over the course of the year, we increased the commission revenue as a percentage of total revenue compared to infrastructure and hardware revenue.

TOTAL OPERATING EXPENSES

Our total operating expense decreased approximately 21% for the year ended September 30, 2005 as compared to the year ended September 30, 2004. These decreases include:

Research and Development expense in the amount of $154,734 was capitalized for the development of our Vista software and IceMAIL hosting services.

General and administrative expense - our general and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and corporate governance and compliance. These expenses remained relatively unchanged for the year ended September 30, 2005 and 2004. As we continue to implement our business strategies, we expect general and administrative expenses to potentially decrease as a percentage of sales due to the process efficiencies we have already put in place. At this time, we do not anticipate any significant changes in the number of employees through hiring or firing practices, however, any additional acquisitions could result in increased general and administrative expenses.

DEPRECIATION EXPENSE

Depreciation expense is provided by use of the straight-line method over the estimated useful lives of the assets. The property and equipment are stated at cost. For the year ended September 30, 2005, depreciation expense was $51,096 as compared to $52,716 for the prior year ended September 30, 2004.

INTEREST EXPENSE

Interest expense consists primarily of the amounts accrued on the notes payable to a third party shareholder as described in Note 5 of the Notes to Consolidated Financial Statements and the interest paid to Comerica Bank on the line of credit as described in Note 6 of the Notes to Consolidated Financial Statements, appearing elsewhere herein. For the year ended September 30, 2005 interest expense was $94,540 as compared to $60,879 for the prior year ended September 30, 2004.

AMORTIZATION EXPENSE

Amortization expense for intangibles is provided by use of the straight-line method for developed software and the expected cash flow method for customer relationship capitalized at the date of acquisitions.

INCOME TAXES

Because we incurred net operating losses in the years ended September 30, 2005 and 2004, we paid no federal, state or foreign income taxes in those periods. We have also not recognized any tax benefits for the related tax operating loss carry forwards and may not until we conclude that such benefits will be utilized.

Overall, our loss was ($903,508) or ($.15) per share for the fiscal year ended September 30, 2005 compared to ($2,035,443) or ($.41) for the prior year ended September 30, 2004. The decreased loss per share in 2005 is due primarily to the decreased expenses and the increase in gross margin.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had a cash balance of $557,175 and a working capital surplus of $319,137. The report of our independent auditors on our financial statements for the year ended September 30, 2005 contains an explanatory paragraph regarding our ability to continue as a going concern. Net cash used in operations was ($920,515) for the year ended September 30, 2005, as compared to net cash used in operations of ($794,861) for the prior year ended September 30, 2004. For the year ended September 30, 2005, we used cash to fund our loss of ($903,508) offset by non-cash items such as depreciation expense of $51,096, amortization expense of $782,764.

Our operations continue to use more cash than they currently generate. We have expended funds not only for our continuing operations but to fund research and development costs associated with our software. We currently do not have any commitments for capital expenditures. Because of the continued need for substantial amounts of working capital to fund the growth of the business and to pay our operating expenses, we expect to experience negative operating and investing cash flows for the foreseeable future. While we presently expect an increase in software and network engineering services as well as third party hardware sales into fiscal 2006, which would have a positive effect on the operating cash flow, as a result of the current uncertainty of the these revenues it is likely that our existing working capital will not be sufficient to fund the continued implementation of our plan of operation during the next 12 months and to meet our capital commitments and general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require, however, in order to provide any additional working capital which we may require, we will in all likelihood be required to raise additional capital through the sale of equity or debt securities. We currently have no commitments to provide us with any additional working capital and there are no assurances additional working capital will be available to us when needed, if at all. If we do not have sufficient working capital to fund our ongoing operations, our ability to implement our business model and continue to grow our company will be adversely affected.

Recent Capital Raising Transaction

         As described later in this annual report under Item 8B., in December 28, 2005, we consummated the sale of 1,833,333 shares of our Series B Convertible Preferred Stock to Barron Partners, L.P. for a purchase price of $500,000. While the transaction was pending we had received an advance on the purchase price which is reflected in our balance sheet at September 30, 2005 under current liablilities as "preferred stock to be issued." With the closing of this transaction this liability has been satisfied and the proceeds are being used by us for general working capital.

ITEM 7.  Financial Statements


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IceWEB, Inc.

We have audited the accompanying consolidated balance sheet of IceWEB, Inc. and Subsidiaries as of September 30, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IceWEB, Inc. and Subsidiaries, as of September 30, 2005 and the consolidated results of their operations and their cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company had net losses in operations of $903,508 and $2,035,443 respectively, for the years ended September 30, 2005 and 2004. These matters raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Sherb & Co., LLP
                                       Certified Public Accountants

Boca Raton, Florida
January 12, 2006

                                  IceWEB, Inc. and Subsidiaries

                                   CONSOLIDATED BALANCE SHEET
                                                                              September 30, 2005
                                                                              ------------------
Assets

Current assets:

        Cash ..................................................................  $   557,175
        Accounts receivable, net of allowance for bad debt of $5,846 ..........    1,577,460
        Prepaid expense .......................................................       25,979
        Advances ..............................................................       61,302
                                                                                 -----------
        Total current assets ..................................................    2,221,916

Non-current assets:

        Property and equipment, net ...........................................      259,852
        Goodwill ..............................................................       41,800
        Deposits ..............................................................       16,170
        Customer relationships, net of accumulated amortization of $1,711,199 .       68,525
        Deferred financing costs, net of accumulated amortization of $20,000 ..      180,000

-------------------------------------------------------------------------------  -----------
Total Assets ..................................................................  $ 2,788,263
-------------------------------------------------------------------------------  -----------

Liabilities and Stockholders' equity

Current liabilities:

        Note payable ..........................................................  $   461,269
        Accounts payable ......................................................      904,910
        Accrued expenses ......................................................       37,488
        Deferred revenue ......................................................        4,275
        Advances from related party ...........................................       86,001
        Preferred stock to be issued ..........................................      408,836

Total current liabilities .....................................................    1,902,779
Non-current liabilities
        Note payable - related party ..........................................      215,625

-------------------------------------------------------------------------------  -----------
Total Liabilities .............................................................    2,118,404
-------------------------------------------------------------------------------  -----------

Stockholders' equity:

Preferred stock (par value $.001; 1,000,000 shares authorized; Series A
  Convertible Preferred Stock, par value .001, 1,666,667 shares issued and
  1,666,667 shares outstanding) ...............................................        1,667
Common stock  (par value $.001 1,000,000,000 shares authorized) 6,492,287
issued, and 6,329,787 outstanding .............................................        6,493
Stock subscription receivable .................................................     (143,477)
Additional paid in capital ....................................................    7,318,831
Accumulated deficit ...........................................................   (6,500,655)
Treasury Stock, at cost, (162,500 shares) .....................................      (13,000)
                                                                                 -----------

Total Stockholders' Equity ....................................................      669,859

-------------------------------------------------------------------------------  -----------
Total Liabilities and Stockholders' Equity ....................................  $ 2,788,263
-------------------------------------------------------------------------------  -----------

                   See accompanying notes to consolidated financial statements

                          IceWEB, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended September 30, 2005 and 2004

                                                    2005               2004
                                                --------------------------------

Revenue ....................................... $  6,809,590       $  6,662,652

Cost of sales .................................    4,753,276          5,015,494
--------------------------------------------------------------------------------

Gross profit ..................................    2,056,314          1,647,158

Operating expenses:

     Marketing and selling ....................       56,538            125,414
     Stock compensation expense ...............            -              2,600
     Research and development .................            -            580,053
     Depreciation expense .....................       51,096             52,716
     General and administrative ...............    1,994,168          1,947,392
     Amortization expense .....................      782,764            948,435
--------------------------------------------------------------------------------
Total operating expense .......................    2,884,566          3,656,610

Operating loss ................................     (828,252)        (2,009,452)

Rental revenue ................................       19,284             34,888
Interest expense ..............................      (94,540)           (60,879)
--------------------------------------------------------------------------------
Net loss ...................................... $   (903,508)      $ (2,035,443)
--------------------------------------------------------------------------------

Basic and diluted loss per share .............. $      (0.15)      $      (0.41)
--------------------------------------------------------------------------------

Weighted average common shares
 outstanding - basic and diluted ..............    5,865,935          5,049,368
--------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                                                  IceWEB, Inc. and Subsidiaries
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         For the years ended September 30, 2005 and 2004
                  Common Stock       Preferred Stock                                             Treasury Stock
               ------------------   -----------------  Subscription  Additional  Accumulated   -------------------
                 Shares    Amount     Shares   Amount   Receivable    Paid-In      Deficit       Share     Amount       Total
               ---------   ------   ---------  ------  ------------  ----------  -----------   --------   --------   -----------
Balance at
September 30,
2003 ......... 4,512,610   $4,513           -      -    $       -    $2,315,291  $(2,561,704)         -   $      -   $  (241,900)

Sale of common
stock ........   390,000      390           -      -            -       413,210            -          -          -       413,600

Common stock
issued in
acquisitions .   378,881      379           -      -            -     1,706,109            -          -          -     1,706,488

Common stock
issued for the
exercise of
common stock
options ......   151,000      151           -      -      (52,000)      137,160            -          -          -        85,311

Common stock
issued for
settlement ...     1,250        1           -      -            -         2,599            -          -          -         2,600

Common stock
cancelled ....    (3,750)      (4)          -      -            -             4            -          -          -             -

Treasury stock         -        -           -      -            -             -            -   (162,500)   (13,000)            -

Net loss for
the year .....         -        -           -      -            -             -   (2,035,443)         -          -    (2,035,443)
---------------------------------------------------------------------------------------------------------------------------------
Balance at
September 30,
2004 ......... 5,429,991   $5,430           -      -    $ (52,000)   $4,574,373  $(4,597,147)  (162,500)  $(13,000)  $   (82,344)

Preferred  A
stock issued .         -        -   1,666,667  1,667                    844,169            -          -          -       845,836
for cash

Preferred A
Stock Dividend         -        -           -      -            -     1,000,000   (1,000,000)         -          -             -

Common stock
issued .......   503,129      503           -      -           -        469,477            -          -          -       469,980

Common stock
issued in
satisfaction
of liabilities   541,667      542           -      -      (91,477)      403,230            -          -          -       312,295

Common stock
issued for
exercise of
common stock
options ......    17,500      (18)          -      -            -        27,582            -          -          -        27,600

Net loss for
the year .....         -        -           -      -            -             -     (903,508)         -          -      (903,508)
=================================================================================================================================
Balance at
September 30,
2005 ......... 6,492,287   $6,493   1,666,667  1,667    $(143,477)   $7,318,831  $(6,500,655)  (162,500)  $(13,000)  $   669,859
=================================================================================================================================

                                   See accompanying notes to consolidated financial statements

                                                                24

                          IceWEB, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended September 30, 2005 and 2004

                                                          2005          2004
                                                      -----------   -----------
CASH FLOWS FROM OPERATIONS:
      Net Loss .....................................  $  (903,508)  $(2,035,443)
Adjustments to reconcile net loss to net cash used in operating activities:

      Common stock and options issued for settlement            -         2,600
      Depreciation and amortization ................      833,860     1,001,151
      Interest from stock issued for note payable ..       37,500             -
      Changes in operating assets and liabilities:
      (Increase) decrease in:
----------------------------------------------------
      Accounts receivable ..........................     (514,753)     (672,934)
      Prepaid expense ..............................      (25,979)        8,056
      Advances .....................................      (61,302)            -
      Deposits .....................................            -        (3,505)
      Increase (decrease) in:
----------------------------------------------------
      Accounts payable .............................     (156,489)      856,363
      Accrued expense ..............................     (115,089)       43,236
      Deferred revenue .............................      (14,755)        5,615

----------------------------------------------------  -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES ..............     (920,515)     (794,861)
----------------------------------------------------  -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment ...........     (224,698)      (10,183)
      Cash acquired in acquisitions, net ...........            -        37,637
      Increase in Intangibles ......................       (8,526)            -

----------------------------------------------------  -----------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (233,224)       27,454
----------------------------------------------------  -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      (Payments on) proceeds from line of credit ...            -       334,269
      Payments to related parties ..................     (219,616)      (43,805)
      Proceeds from Preferred Stock to be issued ...      408,836             -
      Proceeds from related party ..................            -        65,499
      Common stock issued for cash .................      469,477       413,600
      Preferred stock issued for cash ..............      845,836             -
      Exercise of common stock options .............       27,600        85,311
      Purchase of treasury stock ...................            -       (13,000)

----------------------------------------------------  -----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........    1,532,133       841,874
----------------------------------------------------  -----------    ----------
NET INCREASE IN CASH ...............................      378,394        74,467

CASH - beginning of year ...........................      178,781       104,314

CASH - end of year .................................  $   557,175   $   178,781


Non-cash investing and financing activities:

Common stock issued for debt and interest...........  $   270,000
Common stock issued for subscription receivable.....  $   143,177
Cash paid for interest..............................  $    28,725


           See accompanying notes to consolidated financial statements

                          ICEWEB, INC and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended September 30, 2005 and 2004

NOTE 1 - ORGANIZATION

IceWEB, Inc. began trading publicly in April 2002. In June 2003, the Company added two subsidiaries, acquiring all of the outstanding stock of Interlan Communications Incorporated and The Seven Corporation. Interlan is a full service provider of computer equipment and integration services. The Seven Corporation provides network engineering services. On October 5, 2003, the Company acquired the software ownership rights and customers of Iplicity, Inc. of Virginia. Iplicity had developed a complete content management software platform based on open source architecture to run in any operating environment. On May 13, 2004, the Company, through its wholly owned subsidiary Propster, Inc., acquired substantially all of the assets of DevElements, Inc. of Virginia. DevElements is a professional IT consultancy firm that designs, develops and implements web-based productivity solutions for customers. Utilizing resources gained through acquisitions, the company has developed two applications that are now available to the general public, IceWEB Vista which is a website portal development and management application, and IceMAIL which is a hosted Microsoft Exchange application service. In addition to the new application services, IceWEB also continues to provide customers with systems integration, network consulting, and customized software application services.

On October 13, 2004, the Company affected a 10:1 forward split of its common stock. Additionally, the Company amended its Articles of Incorporation to increase its authorized number of shares to 1,000,000,000. All amounts presented in these financial statements have been retroactively restated to give effect to the forward split of the Company's stock.

On April 27, 2005, the Company affected a 1:80 reverse split of its issued and outstanding common stock. All amounts have been retroactively adjusted to reflect this split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(b) Accounts Receivable

Accounts Receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $5,846 for the year ended September 30, 2005. Management performs ongoing evaluations of its accounts receivable and customer base. Management believes that all remaining receivables are fully collectable. Bad debt expense is $3,127 and $20,086 for the years ended September 30, 2005 and 2004, respectively.

(c) Revenue Recognition

Generally, revenues from sales of products are recognized when products are shipped unless the Company has obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract. Revenue from services is recorded each month as it is earned. Commissions earned on third party sales are recorded in the month in which contracts are awarded. Customers are generally billed every two weeks based on the units of production for the project. Each project has an estimated total which is based on the estimated units of production and agreed upon billing rates.

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

(h) Goodwill and Intangible Assets

Goodwill represents the amount by which the purchase price of a business acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting. The Company assesses whether its goodwill and other intangible assets are impaired as required by SFAS No. 142, "Accounting for the Impairment of Long-Lived Assets," based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. Customer relationships have been book as intangible assets and amortized over the life of the customer contracts. The Company has amortized these intangible assets in the amount of $762,764 and $948,435 respectively, for the year ended September 30, 2005 and 2004. The Company has not recognized any impairment of goodwill during the year ended September 30, 2005 and 2004.

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

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending in 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

(j) Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows:

                                          ESTIMATED
                                         USEFUL LIFE             9/30/2005
                                         -----------            -----------

Computer equipment                         3 years              $  223,369
Computer software                          3 years                 163,314
Furniture and fixtures                     5 years                  30,133
Vista and IceMAIL Software                 3 years                 154,734
Electrical generator equipment             5 years                  45,000
                                                                -----------
Total property and equipment                                       616,550

Less: accumulated depreciation                                    (356,698)
                                                                -----------
Property and equipment, net                                     $  259,852
                                                                ===========

Depreciation expense for the years ended September 30, 2005 and 2004 was $51,096 and $52,716 respectively.

NOTE 4 - OPERATING LEASES

The Company leases office space in Herndon, VA. Total rental expense for the years ended September 30, 2005 and 2004 was $152,921 and $103,037, respectively. The Company also leases facilities for one of its subsidiaries at $2,100 per month. This lease continues through June 30, 2006.

The Company has lease agreements with Dell Financial, for computer equipment, and one lease with GE Capital for an office copy and fax machine. These leases were entered into by the companies acquired during the year. The total minimum lease obligation for the office space and equipment leases combined for the next five fiscal years is as follows:

   Fiscal Year          Amount
   -----------          ------
      2006          $   45,488
      2007          $   45,488
      2008          $   26,535
      2009          $        -
      2010          $        -
                    ----------
                    $  117,511
                    ==========

NOTE 5 - RELATED PARTY TRANSACTIONS

A Stockholder has a loan totaling $150,000 plus accrued interest of approximately $65,625. Of this amount, $150,000 bears interest at a rate of 12.5% per annum. The Company has issued the note holder 125,000 shares of common stock in exchange for the individual to extend the maturity date of the note by 10 years to September 30, 2014. The cost associated with these shares has been accounted for as deferred finance charges, and are being amortized over the life of the deferral period. The shares were valued at $200,000 the fair value at the date of issuance. An employee has a loan totaling $61,602 payable on demand along with 6% annual interest. This item is shown separately on the balance sheet as employee advances. This employee is not an executive officer of the company.

The Chief Executive Officer of the Company, from time to time, provides advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing.

NOTE 6 - NOTE PAYABLE

On July 21, 2004, the Company entered into a Loan and Security agreement with Comerica Bank, to obtain a revolving credit line in the amount of $500,000. At September 30, 2005, the amount outstanding was $461,269. The term of the agreement is 364 days from the date of closing. The Company has extended the term of the agreement through December 31, 2005. The terms of the agreement gives Comerica Bank a first position on the Company's assets. In addition this note is collateralized by the assets of the Company. Advances on the credit line bear interest at a variable rate equal to one (1) percentage point above the Prime Rate. The Prime Rate is defined as that most recently announced by Comerica Bank as its "prime rate", whether or not such rate is the lowest available from the Bank. The agreement includes financial covenants for a Quick Ratio of at least 1.00 to 1.00 and Tangible Net Worth of $390,000 through January 30, 2006. The Tangible Net Worth increases incrementally thereafter.

At September 30, 2005, the Company does meet the financial covenants for Quick Ratio and Tangible Net Worth. The Company did not meet these covenants during the year and on November 18, 2004, the Company executed a Forbearance and Consent agreement with Comerica Bank, which recognizes the default and contains certain forbearances by the Bank from enforcing rights and exercising remedies in connection with the default. This forbearance has been extended to December 31, 2005. On December 23, 2005, the Company entered into a credit facility for $1,000,000 with Sand Hill Finance which effectively closed the facility with Comerica Bank.

NOTE 7 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2005 the Company had approximately $522,204 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

NOTE 8 - MAJOR CUSTOMERS

Sales to two customers represented approximately 37% and 34% of total sales for the years ended September 30, 2005 and 2004, respectively. As of September 30, 2005 approximately 53% of the Company's accounts receivable were due from these two customers.

NOTE 9 - INCOME TAXES

As of September 30, 2005 the Company had an unused net operating loss carry forward of approximately $4,881,102 available for use on its future corporate federal tax returns. The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. The tax amounts have been calculated using the Company's effective income tax rate resulting from the use of graduated rates.

                                                                    2005
                                                                    ----
Deferred tax asset:
         Tax benefit of net operating loss carry forward        $  1,835,294
         Less: valuation allowance                                (1,835,294)
                                                                -------------
Total deferred tax asset                                        $          -
                                                                =============

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2005:

                                                                    2005
                                                                    ----
Computed "expected" tax expense (benefit)                          (34.0)%
State income taxes                                                  (3.6)%
Change in valuation allowance                                       37.6%

Effective tax rate                                                   0.0%

The effective tax rate is 34% Federal and 6% Virginia State reduce by 2.4% Federal tax benefit.

Net operating loss carry forward expires between 2021 and 2025. The utilization of the above loss carry forwards, for federal income tax purposes may be subject to limitations resulting from changes in ownership.

NOTE 10 - STOCKHOLDERS' EQUITY

During the year ended September 30, 2005, the Company sold 503,129 shares of common stock to accredited investors for $469,477 exempt from registration pursuant to Section 4(2). The investors were sophisticated and had access to the consolidated financial statements of the corporation. The Company issued 541,667 shares of common stock for cash and in exchange for or assumption of liabilities in the total amount of $403,230. During the year ending September 30, 2004, the Company sold 390,000 shares of common stock for $413,600.

During the year ended September 30, 2005, 17,500 shares of common stock were issued in connection with the exercise of stock options.

The Company issued 470,250 stock options to employees under the Company's stock option plan (See Note 12).

During the year ended September 30, 2004, the Company sold 390,000 shares of common stock to accredited investors for $413,600 exempt from registration pursuant to Section 4(2). The investors were sophisticated and had access to the consolidated financial statements of the corporation. During the year ending September 30, 2003, the Company sold 596,250 shares of common stock for $422,000.

On October 4, 2003, the Company issued 191,381 shares of common stock as part of the acquisition agreement with Iplicity, Inc (See Note 10).

On May 13, 2004, the Company issued 187,500 shares of common stock as part of the acquisition agreement with DevElements, Inc.

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. During the year ended September 30, 2005, the Company sold 1,666,667 shares of preferred stock for $845,836. There are currently 1,666,667 shares of Series A Preferred Stock issued and outstanding.

NOTE 11 - STOCK OPTION PLAN

During March 2002, the Company adopted the "Management and Director Equity Incentive and Compensation Plan." The maximum number of shares authorized and available under the plan is 1,250,000 shares. Under the terms of the plan, the options expire after 5 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the years ended September 30, 2005:

A summary of the status of the Company's outstanding stock options as of September 30, 2005 and changes during the period ending on that date is as follows:

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                   --------     ----------------
Outstanding at September 30, 2003 ..............    487,750          $2.75

Granted ........................................    847,000           1.21
Exercised ......................................   (151,000)         (2.25)
Forfeited ......................................   (327,619)         (2.01)
                                                   --------          -----

Outstanding at September 30, 2004 ..............    856,131          $1.99

Granted ........................................    470,250           1.21
Exercised ......................................          -              -
Forfeited ......................................   (443,902)         (2.01)
                                                   --------          -----

Outstanding at September 30, 2005 ...............   882,479          $1.55
                                                   --------          -----

Options exercisable at end of period ...........    882,479          $1.55
                                                   --------          -----

Weighted-average fair value of options granted
during the period ..............................    470,250          $1.21

Common stock warrants
---------------------

The following information applies to all warrants outstanding at September 30, 2005:

                              Warrants Outstanding         Warrants Exercisable
                          ----------------------------    ---------------------
                          Weighted Average    Weighted                 Weighted
 Range of                    Remaining        Average                  Average
 Exercise                 Contractual Life    Exercise                 Exercise
 Prices        Shares         (Years)          Price        Shares      Price
 --------    ---------    ----------------    --------    ---------    --------
  $ 0.70       175,000        4.5              $ 0.70       175,000     $ 0.70
  $ 2.00     2,000,000        4.5              $ 2.00     2,000,000     $ 2.00
  $ 4.80     1,250,000        4.5              $ 4.80     1,250,000     $ 4.80
  $ 9.60     1,250,000        4.5              $ 9.60     1,250,000     $ 9.60
  $ 4.00       250,000        2.25             $ 4.00       250,000     $ 4.00
  $ 8.00       250,000        4.25             $ 8.00       250,000     $ 8.00
  $ 2.40        58,750        7 months         $ 2.40        58,750     $ 2.40
  $ 4.80        58,750        7 months         $ 4.80        58,750     $ 4.80
  $ 8.00        58,750        7 months         $ 8.00        58,750     $ 8.00
  $16.00        58,750        7 months         $16.00        58,750     $16.00
  $ 2.00         5,000        5.75             $ 2.00         5,000     $ 2.00
  $ 4.00        37,500        2.25             $ 4.00        37,500     $ 4.00
  $ 8.00        37,500        4.25             $ 8.00        37,500     $ 8.00


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

SFAS No. 123 pro forma results are as follows for the fiscal year periods ended September 30, 2005 and 2004:

                                                         2005           2004
                                                         ----           ----

Actual net loss                                       $   903,508    $ 2,035,443
SFAS 123 Compensation Cost                                380,479        237,198
                                                      -----------    -----------

Pro forma net loss                                    $ 1,283,987    $ 2,272,641
                                                      ===========    ===========

Proforma basic and diluted 2005 net loss per share    $    (0.22)    $    (0.08)
                                                      ===========    ===========

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

Risk free interest rate            4%
Expected dividends                  0
Volatility factor                111%

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

NOTE 12 - SIGNIFICANT CUMSTOMER INFORMATION AND SEGMENT REPORTING

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

IceWEB's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended September 30, 2005 and 2004 all material assets and revenues of IceWEB were in the United States.

NOTE 13 - GOING CONCERN

The Company's auditors stated in their reports on the financial statements of the Company for the years ended September 30, 2004 and 2003 that the Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern.

For the year ended September 30, 2005, the Company incurred net annual losses of ($903,508) and used cash in operations of $920,515. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that the Company will be able to raise any additional capital.

NOTE 14 - CONTINGENCIES

From time to time the Company faces litigation in the ordinary course of business. Currently, we are involved with litigation with two prior employees, which in our opinion will not have a material adverse effect on our financial condition. The two related lawsuits have been filed against the Company in the Circuit Court of Fairfax County, Virginia, captioned Bonnie Edenfield vs. IceWEB, Inc., et al., Chancery No. CH 2005 4303; and Christopher MacDonald vs. IceWEB, Inc., et al., Chancery No. CH 2005 4304. Both suits are brought by former shareholders of DevElements, Inc., the assets of which were purchased by a Company subsidiary. Edenfield and MacDonald were parties to the asset purchase agreement between DevElements and the Company subsidiary. The plaintiffs seek money damages from the Company for alleged breach of the asset purchase agreement, and damages related to stock options. The Company intends to vigorously defend this litigation. The Company believes the litigation is without merit.

NOTE 15 - SUBSEQUENT EVENTS

On December 23, 2005, the Company entered into a credit facility for $1,000,000 with Sand Hill Finance which effectively closed the facility with Comerica Bank.

On December 28, 2005, the Company consummated the sale of 1,833,333 shares of Series BConvertible Preferred Stock to Barron Partners, L.P.and issued the purchaser common stock purchase warrants to purchase an aggregate of 2,250,000 shares of the Company's common stock for an aggregate purchase price of $500,000. The purchase price was paid through the satisfaction of a liability to Barron Parnters, L.P. for funds advanced to the Company in September 2005.

In the event the Company sells, grants or issues any shares, options, warrants, or any instrument convertible into shares or equity in any form below $2.00 per share the warrant exercise price shall be reduced proportionately. For example, if the Company sells, grants or issues any shares, options, warrants, or any instrument convertible into shares or equity in any form at $1.60 per share, or 20% below $2.00 per share, then the warrant exercise price shall be reduced by 20%. Such reduction shall be made at the time such transaction is made, and shall be cumulative upon any other changes to the exercise of the warrant that may already have been made.

No exercise of any warrant can occur if the exercise would result in the holder, Barron Partners LP, and any of its affiliates beneficially owning more than 4.9% of our outstanding common shares following such conversion. Barron Partners LP may waive this provision only with the consent of all of the Series B Preferred Stock Holders and the consent of the holders of a majority of the shares of outstanding Common Stock of the Company who are not affiliates.

All of these five-year warrants are exercisable on a cashless basis which means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. The utilization of this cashless exercise feature will deprive us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         In November 2005 we restated our Consolidated Balance Sheet (unaudited) at June 30, 2005 and its Consolidated Statement of Operations (unaudited) for the three and nine months ended June 30, 2005 and Consolidated Statement of Cash Flows (unaudited) for the nine months ended June 30, 2005 which appeared in our Quarterly Report on Form 10-QSB for the period ended June 30, 2005 as previously filed with the Securities and Exchange Commission. These restatements were made to reflect a change in classification of assets relating to the acquisition of The Seven Corporation, Iplicity, Inc. and DevElements, Inc. per SFAS 141. Amounts previously recorded as goodwill were reclassified as intangible assets which resulted in recording amortization expense of these intangible assets in the period ended June 30, 2005. The restatements resulted from comments from the staff of the Securities and Exchange Commission.

         As a result of these restatements and the amortization of these intangible assets, the amount of the Company's total assets was overstated, the amount of its additional paid-in capital and accumulated deficit was understated and the amount of its total stockholders' equity and total liabilities and stockholders' equity were overstated, all as which appear on its Consolidated Balance Sheet (unaudited) at June 30, 2005 from that as previously reported. In addition, these changes resulted in an increase of the Company's net loss for period ended and an increase in loss available to common stockholders both as reflected on the Company's Consolidated Statement of Operations (unaudited) appearing elsewhere herein. Finally, the Consolidated Statement of Cash Flows for the nine months ended June 30, 2005 was been restated to incorporate the foregoing changes.

         Because of these accounting errors, our Chief Executive Officer previously determined that a deficiency in internal controls existed at June 30, 2005 related to the classification of goodwill and intangible assets and that this control deficiency constituted a material weakness. Subsequent to the restatements our management has taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement discussed above including the hiring of a full-time Chief Financial Officer in November 2005.

         Our Chief Executive Officer, who then also served as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by the report. Based upon that evaluation, our Chief Executive Officer has concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

         Other than the changes discussed above, based upon the foregoing evaluation there have been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         On December 28, 2005, we consummated a Preferred Stock Purchase Agreement and related agreements with Barron Partners LP. Under the terms of these agreements we issued Barron Partners LP, an accredited investor, who had previously acquired 1,666,667 shares of our Series A Convertible Preferred Stock, 1,833,333 shares of our Series B Convertible Preferred Stock and also issued Common Stock Purchase Warrants "D", "E" and "F" to purchase an aggregate of 2,250,000 shares of our common stock at exercise prices ranging from $2.00 to $9.60 per share for an aggregate purchase price of $ 500,000.

         We received net proceeds of $475,000 after payment of expenses of $25,000 We also issued Liberty Company LLC, a broker-dealer, a Common Stock Purchase Warrant "G" exercisable into 25,000 shares of our common stock with an exercise price of $1.00 per share as additional compensation for its services. The proceeds are being used for general working capital. The transaction was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The designations, rights and preferences of the Series B Convertible Preferred Stock provide:

      o no dividends are payable on the Series B Convertible Preferred Stock. So long as these shares are outstanding, we cannot pay dividends on our common stock nor can we redeem any shares of our common stock,

      o the shares of Series B Convertible Preferred Stock do not have any voting rights, except as may be provided under Delaware law,

      o so long as the shares are outstanding, we cannot change the designations of the Series B Convertible Preferred Stock, create a class of securities that in the instance of payment of dividends or distribution of assets upon our liquidation ranks senior to or pari passu with the Series B Convertible Preferred Stock or increase the number of authorized shares of Series B Convertible Preferred Stock,

      o  the shares carry a liquidation preference of $0.2727 per share,

      o each share of Series B Convertible Preferred Stock is convertible at the option of the holder into shares of our common stock, subject to adjustment in the event of stock splits and stock dividends, based upon a conversion value of $0.2727 per share, and

      o so long as the shares of Series B Convertible Preferred Stock are outstanding, we cannot sell or issue any common stock, rights to subscribe for shares of common stock or securities which are convertible or exercisable into shares of common stock at an effective purchase price of less than the then conversion value of the Series B Convertible Preferred Stock

         No conversion of the Series B Convertible Preferred Stock may occur if a conversion would result in the holder, Barron Partners LP, and any of its affiliates beneficially owning more than 4.9% of our outstanding common shares following such conversion. Barron Partners LP may waive this provision only with the consent of all of the Series B Preferred Stock Holders and the consent of the holders of a majority of the shares of outstanding Common Stock of the Company who are not affiliates.

         The warrants contain a cashless exercise provision which permits the holder, rather than paying the exercise price in cash, to surrender a number of warrants equal to the exercise price of the warrants being exercised. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants is subject to adjustment in the event of stock splits, stock dividends and reorganizations.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

       Name                    Age                      Positions
       ----                    ---                      ---------
John R. Signorello             39           Chairman and Chief Executive Officer
G. Anthony Munno               43           President
James M. Bond                  34           Chief Information Officer
Brian E. Crooks                52           Chief Financial Officer
Harold F. Compton (1)          57           Director
Raymond Pirtle (2)             64           Director
Joseph L. Druzak (1)           53           Director
Jack Bush(1)                   70           Director
_________
(1) Member of the Compensation Committee
(2) Member of the Audit Committee

         John R. Signorello. Mr. Signorello has served as Chairman of the Board and CEO since March 2000. From 1991 until September 1997, Mr. Signorello served as the Chief Executive Officer of STMS -"Solutions That Make Sense" - a private technology company he founded that specialized in computer networks, systems integration and information technology. In 1996, STMS was ranked the 17th fastest growing technology company in America by The National Technology Council's "The Fast Five Hundred". In September 1997, the company was acquired by Steelcloud (Nasdaq: SCLD), and Mr. Signorello remained as Vice President of Sales and Marketing until November 1998. From 1998 through 2000, Mr. Signorello served as a Director for a publicly traded Internet Venture Fund. Mr. Signorello is an accomplished musician, and serves as a principal in New York City Lights Entertainment. Mr. Signorello received a B.B.A. in Marketing from Radford University in 1989.

         G. Anthony Munno. Mr. Munno has served as our President since October 2004. From August 2003 until being elected President, Mr. Munno served as Vice President of Sales and Marketing. Mr. Munno was the founder, President and CEO of Interlan Communications, Inc. a privately held Virginia based data networking and network security company which we acquired in June 2003. From March 1990 to August 1995 Mr. Munno was a Director of Sales for Microcom Incorporated, a publicly traded manufacturer of modems and other wide area networking products. From October 1988 to March 1990, Mr. Munno held the position of Major Business Opportunities, Manager of Systems, and Tests for Government Technology Services Inc. (GTSI), a publicly traded systems provider to government and education. From January 1987 to October 1988, Mr. Munno was employed as a Product Specialist for SMS Data Products Group of Virginia. Prior to starting his civilian career, Mr. Munno was a member of the US Army for seven years where he was awarded the Meritorious Service Medal twice while a member of the US Army Signal Corps. Mr. Munno attended the City College of Chicago.

         James M. Bond. Mr. Bond, 34, has served as our Chief Information Officer since August 2005 and our Vice President of Program Services since June 2003. His responsibilities include management of our consulting services practice which is focused on network infrastructure and enterprises messaging services. Mr. Bond is also responsible for developing new services and product offerings. From August 2000 until our acquisition of the company in June 2003, Mr. Bond was President of The Seven Corporation, which is now our consulting services division. Mr. Bond has over 15 years of information technology design and implementation experience. He has been the architect of and has implemented solutions for medium and large corporate and government organizations with some multi-year projects exceeding $50M. Mr. Bond served as Vice President with Steelcloud from 1997 until 2000 where he ran the Professional Services division with over 50 consulting engineers and revenues exceeding $15M annually. Mr. Bond's earlier work experience includes senior engineering, architecture/design, and project management responsibilities with companies such as Electronic Data Systems (EDS) and Computer Sciences Corporation (CSC). Mr. Bond holds a Bachelor degree from the University of Maryland in Computer Science and is currently pursuing a Master's Degree. He has been a certified engineer for products and companies including Microsoft, Novell, 3Com, NetFRAME, Tricord, and currently serves on the Microsoft Architect's Council for the Mid-Atlantic region.

         Brian E. Crooks, C.P.A.-CFO Mr. Crooks has served as our Chief Financial Officer since November 2005. Mr. Crooks has 29 years experience as a public accountant. First as a partner in Hanson, Crooks & Englemann from 1980 until 1982, when he established the firm of Crooks & Seth PC. As a CPA he has helped many companies with accounting, tax compliance, financing, tax planning, legal support and management consulting. Mr. Crooks has also worked with numerous clients in the areas of M & A and IPO activities. As Comptroller, Acting CFO or CFO, Mr. Crooks has worked with most of the big four Accounting Firms supporting audit requirements and preparation of annual audit reports. IceWEB, Inc. hired Mr. Crooks as part time Acting CFO in December of 2002 through April of 2004 when the Company hired a full time CFO. Mr. Crooks again became the Acting CFO in May of this year. Mr. Crooks holds a Bachelor of Science degree in accounting from Clarion University, Clarion, Pa (GPA in Accounting 4.00), a CPA license in the State of Virginia, a Real Estate License in the State of Virginia and a Title Insurance license in the State of Virginia.

         Harold F. Compton. Mr. Compton has been a member of our Board of Directors since May 2005. Mr. Compton has been a retailer for more than 30 years. Mr. Compton joined CompUSA Inc. in 1994 as Executive Vice President-Operations, becoming Executive Vice President and Chief Operating Officer in 1995, President of CompUSA Stores in 1996 and Chief Executive Officer of CompUSA Inc. in 2000, a position he held until his retirement in 2004. Prior to joining CompUSA, Inc., from 1993 until 1994 he served as President and COO of Central Electric Inc., Executive Vice President Operations and Human Resources, and Director of Stores for HomeBase (1989 to 1993), Senior Vice President Operations and Director of Stores for Roses Discount Department Stores (1986 to
1989), and held various management positions including Store Manager, District Manager, Regional Vice President and Zone Vice President for Zayre Corporation from 1965 to 1986. Since 1998 Mr. Compton has been a member of the Board of Directors of Linens `N Things, Inc., and is a member of its Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors of that company.

         Raymond Pirtle, Jr. Mr. Pirtle has been a member of our Board of Directors since June 2005. Mr. Pirtle is a veteran of the financial services industry, having spent the past three decades in a variety of senior roles in corporate finance, institutional sales, investment banking, and equity research. From 1966 until 1989 he was employed by J.C. Bradford & Co., a large regional investment banking and brokerage, departing as a general partner. From 1989 until 2001 he was a Director and co-head of institutional sales of Equitable Securities Corp., a banking and institutional brokerage firm later known as SunTrust Equitable. In 2001 he was one of the founding partners of Avondale Partners, LLC, an institutional equity research and investment banking firm focusing on small companies generally with a market cap in the range of $200 million to $2 billion. Mr. Pirtle presently serves as a member of Avondale Partners' Advisory Board Committee. In March 2005 Mr. Pirtle founded Clairidge Company, LLC., a consulting firm that represents micro-cap to small-cap companies with a public equity valuation under $200 million or larger companies that are seeking to attract broad attention from institutional portfolio managers, research analysts or investment bankers. Since 1985 Mr. Pirtle has been serving on the board of both public and private companies. He currently serves on the board of Premier Global Services, Inc. (NYSE: PGI), a provider of business communications services and business process solutions that enable enterprise customers to automate and simplify components of their critical business processes and to communicate more effectively with their constituents, and eNucleus, Inc. (OTCBB: ENUI), a provider of supply chain software applications.

         Joseph L. Druzak. Mr. Druzak has been a member of our Board of Directors since June 2005. After first joining the company more than 20 years ago, since 1985 Mr. Druzak has served President and CEO of Kreher Steel Company, LLC., a large, privately-held specialty steel distribution company serving such diverse markets as automotive, rail, construction, oil and gas, aerospace and defense.

         Jack Bush. Mr. Bush has been a member of our Board of Directors since August 2005. Mr. Bush has served as the President of Raintree Partners, Inc., a management consulting company, since September 1995. He is also currently Chairman and Director of IdeaForest.com (Joann.com), Vice Chairman and Director of FPE Corporation (Framed Picture Enterprises) and Co-Chairman of Country Sampler stores. From 1995 to 1999 he served as Chairman of Aaron Brothers Holding Company and of Carolina Art & Frame Co. He was a founder, Chief Concept Officer and Director of Artistree Art, Frame & Design Company. During this time he was also a Director of Cyberplay, New York Coffee & Bagels, Bradlees Stores, Stage Stores, Telequip and Jumbo Sports Company. He served on the board of Bradlees during a successful reorganization and served as special assistant to the board of Stage Stores during a successful reorganization. From 1997 to 1999 he served as Chairman, CEO and President of Jumbo Sports Co. From 1991 to August 1995, he was President and Director of Michaels Stores, Inc. and was Chairman of Michaels of Canada. The company grew from 136 to 530 stores and became the largest arts and crafts retailer in the world. Upon leaving the Nasdaq-quoted company, sales reached $1.5 billion and had 22,000 associates. From 1990 to 1991 he served as Executive Vice President, Director of Operations and Stores for Ames Department Stores. From 1985 to 1990 Mr. Bush was President and Director of Roses stores, a Nasdaq-quoted company. During his tenure the company grew to 226 stores with $1.6 billion in sales and 25,000 associates. From 1980 to 1985 He served as Vice President of Zayre Corporation, an NYSE-listed company responsible for 105 stores and $750 million in sales. From 1958 to 1980 He served in a variety of potions with J.C. Penney Company, an NYSE-listed company. Mr. Bush was a U.S. Air Force Reserve officer and holds a Bachelor of Science from the University of Missouri.

         There are no family relationship between any of the executive officers and directors. Directors are elected at our annual meeting of stockholders and hold office for one year or until his or her successor is elected and qualified.

KEY EMPLOYEE

         John Younts. Mr. Younts, 38, has served as Vice President Integrated Power Solutions since August 2003. His responsibilities include promotion and local support of mission critical computer room equipment as a manufacturer's representative to local companies with computers, as well as offering maintenance agreements for legacy and new customers. Mr. Younts has 17 years of experience in hardware support equipment business. From 1988 until 2003 Mr. Younts was a Senior Sales Associates with Lee Associates, a provider of infrastructure products and solutions. He was responsible for a nationwide roll out requiring mission critical support equipment for customers including Nextel and Qwest. He was also responsible for building long lasting relationships with his customers as well as the vendors. Mr. Younts' primary focus was on the design, sale and implementation of these critical support systems for MEP firms, end users, electric and general contractors in the Mid-Atlantic Region. Mr. Younts holds a Bachelor degree from Radford University.

Committees of the Board of Directors

         Our Board of Directors has created both an Audit Committee and a Compensation Committee.

         Audit Committee. The Audit Committee of our Board of Directors was formed to assist the Board of Directors in fulfilling its oversight responsibilities for the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent registered public accounting firm's qualifications and independence, and the performance of our internal audit function and independent auditors. The Audit Committee will also prepare the report that SEC rules require be included in our annual proxy statement. The Audit Committee has adopted a charter which sets forth the parameters of its authority. The Audit Committee Charter provides that the Audit Committee is empowered to:

         o Appoint, compensate, and oversee the work of the independent registered public accounting firm employed by our company to conduct the annual audit. This firm will report directly to the audit committee;

         o Resolve any disagreements between management and the auditor regarding financial reporting;

         o Pre-approve all auditing and permitted non-audit services performed by our external audit firm;

         o Retain independent counsel, accountants, or others to advise the committee or assist in the conduct of an investigation;

         o Seek any information it requires from employees - all of whom are directed to cooperate with the committee's requests - or external parties;

         o Meet with our officers, external auditors, or outside counsel, as necessary; and

         o The committee may delegate authority to subcommittees, including the authority to pre-approve all auditing and permitted non-audit services, provided that such decisions are presented to the full committee at its next scheduled meeting.

         Each Audit Committee member is required to:

         o satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time, and

         o meet the definitions of "non-employee director" for purposes of SEC Rule 16b-3 and "outside director" for purposes of Section 162(m) of the Internal Revenue Code.

         Each committee member is required to be financially literate and at least one member is to be designated as the "financial expert," as defined by applicable legislation and regulation. No committee member is permitted to simultaneously serve on the audit committees of more than two other public companies. Mr. Pirtle is presently the sole member of our Audit Committee. As we expand our Board of Directors with additional independent directors the number of directors serving on the Audit Committee will also increase.

         Compensation Committee. The Compensation Committee was appointed by the Board to discharge the Board's responsibilities relating to:

         o  compensation of our executives,

         o equity-based compensation plans, including, without limitation, stock option and restricted stock plans, in which officers or employees may participate, and

         o arrangements with executive officers relating to their employment relationships with our company, including employment agreements, severance agreements, supplemental pension or savings arrangements, change in control agreements and restrictive covenants.

         The Compensation Committee charter provides that the Compensation Committee has overall responsibility for approving and evaluating executive officer compensation plans, policies and programs of our company, as well as all equity-based compensation plans and policies. In addition, the Compensation Committee oversees, reviews and approves all of our ERISA and other employee benefit plans which we may establish from time to time. The Compensation Committee is also responsible for producing an annual report on executive compensation for inclusion in our proxy statement and assisting in the preparation of certain information to be included in other periodic reports filed with the SEC.

         Each Compensation Committee member is required to:

         o satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time, and

         o meet the definitions of "non-employee director" for purposes of SEC Rule 16b-3 and "outside director" for purposes of Section 162(m) of the Internal Revenue Code.

         No committee member is permitted to simultaneously serve on the audit committees of more than two other public companies. Messrs. Compton, Druzak and Bush are the members of our Compensation Committee. As we expand our Board of Directors with additional independent directors the number of directors serving on the Compensation Committee will also increase.

Code of Ethics

         In May 2005, we adopted a Code of Business Conduct and Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote:

         o  honest and ethical conduct,

         o full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

         o  compliance with applicable laws, rules and regulations,

         o  the prompt reporting violation of the code, and

         o  accountability for adherence to the Code.

         A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this annual report, and we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2005 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2005, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2005.

ITEM 10. Executive Compensation

Cash Compensation

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000.

                                Annual Compensation                        Long-Term Compensation
-----------------------------------------------------------------------------------------------------------
                                                                   Restricted    Securities
Name and                                      Other Annual           Stock       Underlying
Principal           Fiscal     Salary     Bonus    Compensation      Awards       Options       All Other
Position             Year       ($)        ($)         ($)             ($)        SAR (#)      Compensation
-----------------------------------------------------------------------------------------------------------
John R. Signorello   2003     $  5,000    $ -0-       $ -0-          $ -0-         75,000          -0-
Chief Executive      2004     $ 80,000    $ -0-       $ -0-          $ -0-          -0-            -0-
Officer (1)          2005     $120,000    $ -0-       $ -0-          $ -0-          -0-            -0-

_________
(1) In fiscal year 2003, Mr. Signorello was granted options to purchase 75,000 shares at $3.20 per share, expiring in September 2008.

STOCK OPTION PLAN

         In August 2000, our Board of Directors adopted our 2000 Management and Director Equity Incentive and Compensation Plan (the "Plan"). The Plan was approved by our stockholders in August 2001. As amended, we have reserved an aggregate of 1,250,000 shares of common stock for issuance under the Plan. At December 31, 2005 we have granted options to purchase 1,002,479 shares of our common stock under the Plan. Our Board of Directors (or at their discretion a committee of our Board members) administers the Plan including, without limitation, the selection of recipients of awards under the Plan, the granting of stock options, restricted share or performance shares, the determination of the terms and conditions of any such awards, the interpretation of the Plan and any other action they deem appropriate in connection with the administration of the Plan.

         The purpose of the Plan is to advance our interests and those of our stockholders by providing a means of attracting and retaining key employees, directors and consultants. In order to serve this purpose, we believe the Plan encourages and enables key employees, directors and consultants to participate in our future prosperity and growth by providing them with incentives and compensation based on our performance, development and financial success. Participants in the Plan may include our officers, directors, other key employees and consultants who have responsibilities affecting our management, development or financial success.

         Awards may be made under the Plan in the form of Plan options, shares of our common stock subject to a vesting schedule based upon certain performance objectives ("performance shares") and shares subject to a vesting schedule based on the recipient's continued employment ("restricted shares"). Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or options that do not so qualify. Any incentive stock option granted under our Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. Only persons who are our officers or other key employees are eligible to receive incentive stock options and performance share grants. Any non-qualified stock option granted under our Plan must provide for an exercise price of not less than 50% of the fair market value of the underlying shares on the date of such grant.

         The term of each Plan option and the manner in which it may be exercised is determined by the Board of Directors, provided that no Plan option may be exercisable more than three years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. The exercise price of the stock options may be paid in either:

         o  cash, or

         o delivery of unrestricted shares of our common stock having a fair market value on the date of delivery equal to the exercise price, or

         o surrender of shares of our common stock subject to the stock option which has a fair market value equal to the total exercise price at the time of exercise, or

         o  a combination of the foregoing methods.

         All Plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by such optionee. At the discretion of the Board of Directors, it may approve the irrevocable transfer, without payment, of non-qualified options to the option holder's spouse, children, grandchildren, nieces or nephews, or to the trustee of a trust for the principal benefit of one or more such persons, or to a partnership whose partners are one or more of such persons. If an optionee's employment is terminated for any reason, other than due to his or her death, disability or termination for cause, or if an optionee is not our employee but is a member of our Board of Directors and his or her service as a director is terminated for any reason, other than due to his or her death or disability, the Plan option granted may be exercised on the earlier of the expiration date or 90 days following the date of termination. If the optionee dies during the term of his or her employment, the Plan option granted to him or her shall lapse to the extent unexercised on the earlier of the expiration date of the Plan option or the date one year following the date of the optionee's death. If the optionee's employment, membership on the Board of Directors or engagement as a consultant terminates by reason of the optionee's retirement, then the Plan option granted may be exercised until the earlier of 90 days following the date of termination or the expiration date. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Internal Revenue Code, the Plan option granted to him or her lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

         At the time of the restricted share grant, the Board of Directors may determine the vesting schedule of such shares and that after vesting, such shares may be further restricted as to transferability or be subject to repurchase by us or forfeiture upon the occurrence of certain events. Awards of restricted shares must be accepted by the participant within 30 days of the grant.

         At the time of the award of performance shares, the Board of Directors shall establish a range of performance goals to be achieved during the performance period, including, without limitation, earnings, return on capital, or any performance goal approved by our stockholders in accordance with Section 162(m) of the Internal Revenue Code. Attainment of the highest performance goal for the performance period will earn 100% of the performance shares awarded for the performance period; failure to attain the lowest performance goal will result in the participant earning no performance shares. Attainment of the performance goals will be calculated from our financial statements, excluding changes in federal income tax rates and the effect of non-recurring and extraordinary items. The performance goals may vary for different performance periods and need not be the same for each participant receiving an award during a performance period.

         If the participant's employment by us, membership on our Board of Directors, or engagement by us as a consultant is terminated before the end of any performance period, or upon the participant's death, retirement or disability, the Board of Directors, taking into consideration the performance of such participant and our performance over the performance period, may authorize the issuance to the participant or his or her legal representative or designated beneficiary all or a portion of the performance shares which would have been issued to him or her had the participant's employment, Board membership or consulting engagement continued to the end of the performance period. If the participant's employment, Board membership or consulting engagement terminates before the end of the performance period for any other reason, all performance shares are forfeited.

         Notwithstanding the foregoing, but subject to any stockholder approval or other requirements of Section 162(m) of the Internal Revenue Code, the Board of Directors in its discretion and as determined at the time of award of the performance shares, may provide the participant with the option of receiving cash in lieu of the performance shares in an amount determined at the time of award including, without limitation, by one or more of the following methods:

         o the fair market value of the number of shares subject to the performance shares agreement on the date of award, or

         o part or all of any increase in the fair market value since such date, or

         o part or all of any dividends paid or payable on the number of shares subject to the performance share agreement, or

         o any other amounts which in the Board's sole discretion are reasonably related to the achievement of the applicable performance goals, or

         o  any combination of the foregoing.

         The purchase price for restricted shares or performance shares granted under the Plan shall be set by the Board of Directors but may not be less than par value. Payment of the purchase price for the restricted shares or performance share may be made in either,

         o  cash, or

         o by delivery of unrestricted shares of our common stock having a fair market value on the date of such delivery equal to the total purchase price, or

         o  a combination of either of these methods.

         The restricted stock awards, performance stock awards and stock options are subject to accelerated vesting in the event of our change of control. We may, at our option, terminate all unexercised stock options 30 days after a change in control and pay to the participant holding these unexercised options cash in an amount equal to the difference between fair market value and the exercise price of the stock option. If the fair market value is less than the exercise price, we may terminate the options without payment to the holder. The per share purchase price of shares subject to Plan options granted under the Plan or related to performance share awards or restricted share awards may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of such option or award. No participant in our Plan has any rights as a stockholder until the shares subject to the Plan options or stock awards have been duly issued and delivered to him or her.

         We have an option to purchase any shares of our common stock which have been issued to Plan participants pursuant to restricted stock awards, performance stock awards or stock options if the participant ceases to be our employee, a member of our Board of Directors or a consultant to us for any reason. We must exercise our repurchase right at the time of termination. The purchase price for any shares we repurchase will be equal to the fair market value of the our total stockholders' equity divided by the total outstanding shares of our common stock on the last day of that calendar month, calculated on a fully-diluted basis. If we exercise our repurchase right, we much close the transaction within 20 days from the termination date. At closing, we are entitled to delivery a one-year promissory note as payment for the purchase price or, at our option, we may pay same in cash at closing.

         We also have a right of first refusal to meet the offer if the holder of any shares of our common stock awarded or issued pursuant to our Plan desires to sell such shares to a third party.

         The Board of Directors may amend, suspend or terminate our Plan at any time, except that no amendment shall be made which:

         o increases the total number of shares subject to the Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization), or

         o affects outstanding Plan options or any exercise right there under, or

         o  extends the term of any Plan option beyond 10 years, or

         o  extends the termination date of the Plan.

         Unless the Plan shall be earlier suspended or terminated, the Plan shall terminate 10 years from the date of the Plan's adoption by our stockholders. Any such termination of our Plan shall not affect the validity of any Plan options previously granted there under.

Stock Option Information

         The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.

                        Option Grants in Year Ended September 30, 2005
                                     (individual grants)
                       NO. OF SECURITIES    % OF TOTAL OPTIONS/SARs
                      UNDERLYING OPTIONS     GRANTED TO EMPLOYEES      EXERCISE    EXPIRATION
      NAME               SARs GRANTED            IN FISCAL YEAR         PRICE         DATE
      ----            ------------------    -----------------------    --------    ----------
John R. Signorello             0                     n/a                 n/a          n/a

         The following table sets forth certain information regarding stock options held as of September 30, 2005 by the Named Executive Officers.

                     Aggregate Option Exercises in Year Ended September 30, 2005
                                      and Year-End Option Values
                                                NO. OF SECURITIES
                                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                      SHARES                      OPTIONS AT               IN-THE-MONEY OPTIONS AT
                     ACQUIRED     VALUE        SEPTEMBER 30, 2005           SEPTEMBER 30, 2005(1)
                        ON      REALIZED   ---------------------------   ---------------------------
NAME                 EXERCISE       $      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                 --------   --------   -----------   -------------   -----------   -------------
John R. Signorello    25,000        0        125,000              0        125,000         n/a
Brian E. Crooks          0          0         10,000        115,000          1,500        17,250

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At December 31, 2005, there were 6,329,787 shares of our common stock issued and outstanding. Our common stock is the only outstanding class of our voting securities. The following table sets forth, as of December 31, 2005, information known to us relating to the beneficial ownership of these shares by:

         o each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;

         o  each director;

         o  each executive officer; and

         o  all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 205 Van Buren, Suite 150, Herndon, Virginia 20170.

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from November 30, 2005 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of December 31, 2005, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

Name of                             Amount and Nature of          Percentage
Beneficial Owner                    Beneficial Ownership           of Class
----------------                    --------------------          ----------

John R. Signorello (1) ...........       2,321,164                   34.9%
G. Anthony Munno (2) .............          91,275                     *
Brian E. Crooks (6) ..............          23,300                     *
Hal Compton ......................               0                    n/a
Raymond Pirtle ...................               0                    n/a
Joseph L. Druzak (3) .............         203,126                    3.1%
Jack Bush ........................               0                    n/a
All executive officers and
as a group (seven persons) .......       2,563,265                   37.8%
Robert Druzak (4) ................         591,667                    9.0%
Nite Capital L.P. (5) ............         375,000                    5.5%
_________
* represents less than 1%

(1) The number of shares beneficially owned by Mr. Signorello includes options to purchase 50,000 shares of our common stock at an exercise price of $1.60 per share and options to purchase 75,000 shares of our common stock at an exercise price of $3.20 per share.

(2) The number of shares beneficially owned by Mr. Munno includes options to purchase 56,250 shares of our common stock at an exercise price of $2.16 per share and options to purchase 12,525 shares of our common stock at an exercise price of $2.24 per share.

(3) The number of shares beneficially owned by Mr. Druzak includes Series H Common Stock Purchase Warrants exercisable into 50,000 shares of our common stock at an exercise price of $4.00 per share and Series I Common Stock Purchase Warrants exercisable into 50,000 shares of our common stock at an exercise price of $8.00 per share.

(4) Mr. Robert Druzak is the brother of Mr. Joseph Druzak.

(5) The number of shares beneficially owned by Nite Capital L.P. includes 125,000 shares of our common stock presently outstanding and 250,000 shares of our common stock issuable upon the exercise of common stock purchase warrants with exercise prices ranging from $4.00 to $8.00 per share. Mr. Keith Goodman exercises investment and voting rights over the securities held by Nite Capital LP.

(6) The number of shars beneficially owned by Mr. Croooks includes options to purchase 20,000 shares of our common stock at an exercise price of $0.60 per share, but excludes options to purchase an additional 100,000 shares of our common stock at an exercise price of $0.60 per share which have not yet vested.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time we have borrowed funds from Mr. Signorello, our Chairman and CEO, for working capital. In April 2002 we issued Mr. Signorello a demand promissory note in the principal amount of $150,000. This note bears interest at 12.5% per annum. At March 31, 2005 we owed Mr. Signorello $93,177. Under the terms of the Preferred Stock Purchase Agreement with Barron Partners, L.P. which closed on March 30, 2005 Mr. Signorello was required to convert the principal and interest due under this note into shares of our common stock. In April 2005, Mr. Signorello sold this note to Mr. Robert Druzak, a principal stockholder of our company. In April 2005 we issued 416,667 shares of our common stock in exchange for a $50,000 subscription receivable to our company and the satisfaction of a note payable. The shares of common stock issued to Mr. Druzak remain restricted until such time as the subscription receivable has been satisfied. At September 30, 2005 this receivable remains outstanding.

         Subsequent to this note conversion, from time to time Mr. Signorello has continued to provide funds to us for operating expenses. At September 30, 2005 we owed Mr. Signorello $86,001, net of repayment of $86,001 made subsequent to the April 2005 note conversion described above. These advances are short-term and non-interest bearing. We will repay Mr. Signorello this amount as working capital is available to us.

         Immediately prior to the closing of the Preferred Stock Purchase Agreement with Barron Partners, L.P. we had other stockholders/employees loans payable totaling $227,186 plus accrued interest of approximately $62,400. Included in this amount was approximately $77,000 due to Mr. James Bond, one of our key employees, which represented the remaining portion of the cash consideration due him under the terms of our purchase of the stock of The Seven Corporation as described earlier in this annual report. This amount was converted by Mr. Bond into 125,000 shares of our common stock in April 2005 in accordance with the terms of the Preferred Stock Purchase Agreement with Barron Partners, L.P.

         Also included in this total at March 31, 2005 was a $150,000 principal amount promissory note bearing interest at the rate of 12.5% per annum due on demand to a stockholder of our company. In May 2005 we issued this stockholder 125,000 shares of common stock as consideration for the extension of the maturity date of the note by 10 years. The shares were valued at $200,000 the fair value at the date of issuance. The note remains outstanding and at September 30, 2005 we owed the stockholder the $150,000 principal plus accrued interest of approximately $65,625.

         In 2002, we borrowed $100,000 from three stockholders. During the fiscal year ended September 30, 2003, these notes were converted to equity at $0.10 per share, resulting in the issuance of 12,500 shares.

ITEM 13. EXHIBITS

2.1 Agreement and Plan of Reorganization and Stock Purchase Agreement with Disease S.I. Inc.(4)
2.2      Agreement and Plan of Merger with IceWEB Communications, Inc. (8)
2.3      Agreement and Plan of Merger with Seven Corporation (9)
3.1      Certificate of Incorporation (1)
3.2      Certificate of Amendment to Certificate of Incorporation (1)
3.3      Certificate of Amendment to Certificate of Incorporation (1)
3.4      Certificate of Amendment to Certificate of Incorporation (1)
3.5      Certificate of Amendment to Certificate of Incorporation (2)
3.6      Certificate of Amendment to Certificate of Incorporation (3)
3.7      Certificate of Amendment to Certificate of Incorporation (11)
3.8      Certificate of Designations of Series A Convertible Preferred Stock
         (12)
3.9      Certificate of Amendment to Certificate of Incorporation (13)
3.10     Bylaws (1)
3.11     Certificate of Designations of Series B Convertible Preferred Stock *
4.1      Form of Common Stock Purchase Warrant "A" (12)
4.2      Form of Common Stock Purchase Warrant "B" (12)
4.3      Form of Common Stock Purchase Warrant "C" (12)
4.4      Form of Series H Common Stock Purchase Warrant (16)
4.5      Form of Series I Common Stock Purchase Warrant (16)
4.6      Form of $0.70 Common Stock Purchase Warrant "A" (16)
4.7      Form of Comerica Bank warrant (16)
4.8      Form of Common Stock Purchase Warrant "D" *
4.9      Form of Common Stock Purchase Warrant "E" *
4.10     Form of Common Stock Purchase Warrant "F" *
10.1     Acquisition Agreement with North Orlando Sports Promotions, Inc. (1)
10.2     Asset Purchase Agreement with Raymond J. Hotaling (5)
10.3     2000 Management and Director Equity Incentive and Compensation Plan (6)
10.4     Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.4     Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.5     Stock Purchase and Exchange Agreement with Interlan Communications (9)
10.6     Preferred Stock Purchase Agreement dated March 30, 2005 (12)
10.7     Registration Rights Agreement with Barron Partners LP (12)
10.8     Asset and Stock Purchase Agreement for iPlicity, Inc.(16)
10.9     Asset and Stock Purchase Agreement for DevElements, Inc. of Virginia
         (15)
10.10    Form of Loan and Security Agreement with Comerica Bank (16)
10.11    Forbearance Agreement (16)
10.12    Sublease Agreement for principal executive offices (16)
14.1     Code of Business Conduct and Ethics (16)
21.1     Subsidiaries of the small business issuer (16)
31.1     Section 302 Certification of Chief Executive Officer *
31.2     Section 302 Certification of Chief Financial Officer *
32.1     Section 906 Certification of Chief Executive Officer *
32.2     Section 906 Certification of Chief Financial Officer *

_________
* filed herewith

(1) Incorporated by reference to the Form 10-SB, file number 000-27865, filed with on October 28, 1999, as amended.
(2)      Incorporated by reference to the definitive Information Statement on
         Schedule 14C as filed on June 18, 2001.
(3)      Incorporated by reference to the definitive Information Statement on
         Schedule 14C as filed on June 26, 2001.
(4) Incorporated by reference to the Report on Form 8-K as filed on June 6, 2001.
(5)      Incorporated by reference to the Report on Form 8-K as filed on July
         26, 2001.
(6)      Incorporated by reference to the definitive Information Statement on
         Schedule 14C as filed on July 23, 2001.
(7) Incorporated by reference to the Report on Form 8-K as filed on December 4, 2001.
(8)      Incorporated by reference to the Report on Form 8-K as filed on April
         4, 2002.
(9) Incorporated by reference to the Report on Form 8-K as filed on August 1, 2003.
(10) Incorporated by reference to the Report on Form 8-K/A as filed on February 20, 2004.
(11)     Incorporated by reference to the definitive Information Statement on
         Schedule 14C as filed on August 20, 2004.
(12) Incorporated by reference to the Report on Form 8-K as filed on April 5, 2005.
(13) Incorporated by reference to the definitive Information Statement on Schedule14C as filed on April 4, 2005.
(14) Incorporated by reference to Amendment No. 1 to the Report on Form 8-K/A as filed on February 20, 2004. (15) Incorporated by reference to the Report on Form 8-K as filed on July 23, 2004. (16) Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-126898, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits and reviews for the fiscal years ended September 30, 2005 and 2004 is $39,000 and $30,000, respectively.

AUDIT-RELATED FEES

         This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Our audit-related and review fees for the fiscal years ended September 30, 2005 and 2004 were $39,000 and $30,000.

TAX FEES

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal years ended September 30, 2005 and 2004 is $1,500 and $1,200 respectively.

ALL OTHER FEES

         There were no other fees billed by our principal accountant for the fiscal years ended September 30, 2005 and 2004, except as provided above.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ICEWEB, INC.

January 13, 2006                        By: /s/ John R. Signorello
                                            ----------------------
                                            John R. Signorello, CEO
                                            Principal executive office

January 13, 2006                        By: /s/ Brian E. Crooks
                                            -------------------
                                            Brian E. Crooks, CFO
                                            Principal financial officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                           Title                       Date
      ---------                           -----                       ----

/s/ John R. Signorello               CEO and director           January 13, 2006
----------------------
John R. Signorello

/s/ Hal Compton                      Director                   January 13, 2006
---------------
Hal Compton

/s/ Raymond J. Pirtle, Jr.           Director                   January 13, 2006
--------------------------
Raymond J. Pirtle, Jr.

/s/ Joseph Druzak                    Director                   January 13, 2006
-----------------
Joseph Druzak

/s/ Jack Bush                        Director                   January 13, 2006
-------------
Jack Bush