Form 10QSB
period 2005-12-31
ICEWEB INC
filed 2006-02-15
CIK 1097718

________________________________________________________________________________


                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED December 31, 2005

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


               205 VAN BUREN STREET, SUITE 150, HERNDON, VA 20170
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (703) 964-8000
                                 --------------
                           (Issuer's telephone number)


                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the issuer is a shell company as defined by paragraph 12b-2 of the Exchange Act. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,329,787 shares of common stock issued and outstanding at January 31, 2006.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

________________________________________________________________________________

                               ICEWEB INCORPORATED

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2005

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................   3

         Consolidated Balance Sheet at December 31, 2005 (unaudited) .......   3

         Consolidated Statements of Operations for the three months
         ended December 31, 2005 and December 31, 2004 (unaudited) .........   4

         Consolidated Statements of Cash Flows for the three months
         ended December 31, 2005 and December 31, 2004 (unaudited) .........   5

         Notes to Consolidated Financial Statements (unaudited) ............   6

Item 2.  Management's Discussion and Analysis or Plan of Operation .........  10

Item 3.  Controls  and Procedures ..........................................  15

PART II  OTHER INFORMATION .................................................  15

Signatures .................................................................  15


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




                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10QSB for the three months ended December 31, 2005 includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as our ability to grow our revenues and establish our brand, our history of unprofitable operations, the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects, the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products, changes in economic conditions specific to any one or more of our markets, changes in general economic conditions, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements, and the other factors and information disclosed and discussed in other sections of this report. Investors and shareholders should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Except as required by federal securities law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IceWEB, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)

Current assets:
     Cash                                                           $   181,847
     Accounts receivable, net of allowance of $4,756                  1,902,795
     Prepaid expense                                                     76,250
     Employee advances                                                   62,277
                                                                    -----------
     Total current assets                                             2,223,169


     Property, equipment, and software net of accumulated
     depreciation of $366,069                                           329,699
     Goodwill                                                            41,800
     Intangibles, net                                                   229,298
     Deposits                                                            33,025
     Deferred financing costs                                           175,000
                                                                    -----------
     Total non-current assets                                           808,822
-------------------------------------------------------------------------------
Total assets                                                        $ 3,031,991
-------------------------------------------------------------------------------

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                               $ 1,143,644
     Accrued expenses                                                    90,929
     Advances from related party                                         92,522
     Line of credit                                                     800,745
     Deferred revenue                                                     3,200
                                                                    -----------
Total Current liabilities                                             2,131,040

     Notes payable - related parties                                    220,312
-------------------------------------------------------------------------------
Total liabilities                                                   $ 2,351,352
-------------------------------------------------------------------------------

Stockholders' equity:

Preferred stock (par value $.001; 10,000,000 shares authorized;
  Series A Convertible Preferred Stock, par value .001, 1,666,667 shares issued and 1,666,667 shares outstanding) Series B
  Convertible Preferred Stock, par value .001, 1,833,333 shares
  issued and 1,833,333 shares outstanding)                                3,500
Common stock  (par value $.001 1,000,000,000 shares authorized
  6,492,287 issued, and 6,329,787 outstanding)                            6,493
Treasury stock, at cost, (162,500 shares)                               (13,000)
Subscription receivable                                                (143,477)
Additional paid in capital                                            8,179,436
Accumulated deficit                                                  (7,352,313)
-------------------------------------------------------------------------------

Total stockholders' equity                                              680,639

-------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $ 3,031,991
-------------------------------------------------------------------------------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                      -------------------------
                                                      December 31,  December 31,
                                                          2005          2004
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------

Revenue                                               $ 1,491,216   $ 1,432,883
-------------------------------------------------------------------------------

Cost of Sales                                           1,241,409     1,068,200
-------------------------------------------------------------------------------

Gross Profit                                              249,807       364,683

Operating Expenses:
     Marketing and Selling                                 47,189        12,703
     Research & Development                                     -       193,727
     General and Administrative                           513,987       489,091
     Depreciation                                           9,371        40,256
     Amortization Expense                                  10,000       195,691
                                                      -----------   -----------
       Total Operating Expenses                           580,547       931,468

Operating (Loss)                                         (330,740)     (566,785)

Interest Expense                                          (20,918)      (20,301)
Other Income                                                    -         9,769
-------------------------------------------------------------------------------
Net (Loss)                                            $  (351,658)  $  (577,317)
-------------------------------------------------------------------------------
Preferred Stock Dividend                                 (500,000)            -

-------------------------------------------------------------------------------
Loss Available to Shareholders                        $  (851,658)  $  (577,317)
-------------------------------------------------------------------------------

Basic and Diluted Loss per common share               $     (0.13)  $     (0.10)
-------------------------------------------------------------------------------
Weighted average common shares outstanding Basic
  and Diluted                                           6,329,787     5,542,491
-------------------------------------------------------------------------------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                      -------------------------
                                                      December 31,  December 31,
                                                          2005          2004
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------

-------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                 $  (843,773)  $  (112,671)
-------------------------------------------------------------------------------


CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                   (79,218)       (8,838)
     Capitalized software                                (160,773)            -

-------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                    (239,991)       (8,838)
-------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments from related parties                          6,522         8,198
     Payment of subscription receivable                         -        32,000
     Preferred stock issued for cash net of $137,562
     issuance costs                                       362,438             -
     Proceeds from the exercise of common stock
      options                                                   -        21,000
     Proceeds from bank financing                         339,476             -

-------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 708,436        61,198
-------------------------------------------------------------------------------

NET DECREASE  IN CASH                                    (375,328)      (60,311)

CASH - beginning of year                                  557,175       178,781

-------------------------------------------------------------------------------
CASH - end of period                                  $   181,847   $   118,470
-------------------------------------------------------------------------------

    See accompanying notes to the unaudited consolidated financial statements

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                DECEMBER 31, 2005

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual Report for the year ended September 30, 2005, which is included in the Company's Form 10-KSB for the year ended September 30, 2005. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2 - RELATED PARTIES

Stockholders have loans totaling $150,000 plus accrued interest of $70,312. Of this amount, $150,000 bears interest at a rate of 2.5% per annum. The Company has issued the note holder 125,000 shares of common stock in exchange for the individual to extend the maturity date of the note by 10 years. The cost associated with these shares has been accounted for as deferred finance charges, and are being amortized over the life of the deferral period. The shares were valued at $200,000 the fair value at the date of issuance. An employee has a loan totaling $60,000 payable on demand. This item is shown separately on the balance sheet as employee advances. This employee is not an officer of the company.

The Chief Executive Officer of the Company, from time to time, provides advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due to the Chief Executive Officer of $92,522, at December 31, 2005 is shown separately on the balance sheet as advances from related party.

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

On December 28, 2005, the Company consummated the sale of 1,833,333 shares of Series B Convertible Preferred Stock to Barron Partners, L.P. and issued the purchaser common stock purchase warrants to purchase an aggregate of 2,250,000 shares of the Company's common stock for an aggregate purchase price of $500,000. The purchase price was paid through the satisfaction of a liability to Barron Partners, L.P. for funds advanced to the Company in September 2005. The Company incurred a "beneficial conversion feature" dividend related to the above transaction in the amount of $500,000.

In the event the Company sells, grants or issues any shares, options, warrants, or any instrument convertible into shares or equity in any form below $2.00 per share the warrant exercise price shall be reduced proportionately. For example, if the Company sells, grants or issues any shares, options, warrants, or any instrument convertible into shares or equity in any form at $1.60 per share, or 20% below $2.00 per share, then the warrant exercise price shall be reduced by 20%. Such reduction shall be made at the time such transaction is made, and shall be cumulative upon any other changes to the exercise of the warrants that may already have been made.

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

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                DECEMBER 31, 2005

On April 27, 2005, the Company effected a 1 for 80 reverse split of its issued and outstanding common stock. All amounts have been retroactively adjusted to reflect this split.

NOTE 4 - STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

During March 2002, the Company adopted the "Management and Director Equity Incentive and Compensation Plan." The maximum number of shares authorized and available under the plan is 1,250,000 shares. Under the terms of the plan, the options expire after 5 years, as long as the employees remain employed with the Company. A summary of the status of the Company's outstanding stock options as of September 30, 2005 and changes during the period ending December 31, 2005 is as follows:

                                                                Weighted Average
                                                   Shares        Exercise Price
                                                  ---------     ----------------

Outstanding at September 30, 2005 ..............    882,479          $1.55

Granted ........................................    261,250           0.84
Exercised ......................................          0          (2.25)
Forfeited ......................................       6000          (2.72)
                                                  ---------          -----

Outstanding at December 31, 2005. ..............  1,137,729          $1.38
                                                  ---------          -----

Options exercisable at end of period ...........    739,235          $1.36
                                                  ---------          -----

Weighted-average fair value of options granted
during the period ..............................    261,250          $0.84

Common stock warrants
---------------------
A summary of the status of the Company's outstanding stock warrants granted as of September 30, 2005 and changes during the period ending December 31, 2005 is as follows:

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                  ---------     ----------------

Outstanding at September 30, 2005 ..............  5,490,000          $5.00

Granted ........................................  2,275,000          $4.85
Exercised ......................................          -              -
Forfeited ......................................          -              -
                                                  ---------          -----

Outstanding at December 31,, 2005 ..............  7,765,000          $5.00
                                                  ---------          -----

Warrants exercisable at end of period ..........  7,765,000          $5.00
                                                  ---------          -----

The following information applies to all warrants outstanding at December 31, 2005:

                              Warrants Outstanding         Warrants Exercisable
                          ----------------------------    ---------------------
                          Weighted Average    Weighted                 Weighted
 Range of                    Remaining        Average                  Average
 Exercise                 Contractual Life    Exercise                 Exercise
 Prices        Shares         (Years)          Price        Shares      Price
 --------    ---------    ----------------    --------    ---------    --------
  $ 0.70       175,000        4.25             $ 0.70       175,000     $ 0.70
  $ 2.00     2,000,000        4.25             $ 2.00     2,000,000     $ 2.00
  $ 4.80     1,250,000        4.25             $ 4.80     1,250,000     $ 4.80
  $ 9.60     1,250,000        4.25             $ 9.60     1,250,000     $ 9.60
  $ 4.00       250,000        2                $ 4.00       250,000     $ 4.00
  $ 8.00       250,000        4                $ 8.00       250,000     $ 8.00
  $ 2.40        58,750        4 months         $ 2.40        58,750     $ 2.40
  $ 4.80        58,750        4 months         $ 4.80        58,750     $ 4.80
  $ 8.00        58,750        4 months         $ 8.00        58,750     $ 8.00
  $16.00        58,750        4 months         $16.00        58,750     $16.00
  $ 2.00         5,000        5.5              $ 2.00         5,000     $ 2.00
  $ 4.00        37,500        2                $ 4.00        37,500     $ 4.00
  $ 8.00        37,500        4                $ 8.00        37,500     $ 8.00
  $ 2.00     1,000,000        5                $ 2.00     1,000,000     $ 2.00
  $ 4.80       625,000        5                $ 4.80       625,000     $ 4.80
  $ 9.60       625,000        5                $ 9.60       625,000     $ 9.60
  $ 1.00        25,000        5                $ 1.00        25,000     $ 1.00

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                DECEMBER 31, 2005

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

Pro forma results are as follows for the three months ended December 31, 2005:

         Actual net (loss) .............................       (351,658)
         SFAS 123 Compensation Cost ....................              0
                                                               --------

         Pro forma net (loss) ..........................       (351,658)
                                                               --------

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

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consist of normal trade receivables. The Company assesses the collectability of its accounts receivable regularly. During December 2005, the Company entered into a financing agreement with Sand Hill Finance. This agreement gives Sand Hill a security interest in all accounts receivable. The agreement allows the Company to finance 80% of receivables under 90 days old.

NOTE 6 - SOFTWARE DEVELOPMENT AND SYSTEM DEVELOPMENT COSTS

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

As of December 31, 2005, such capitalizable software development costs were approximately $364,220. These costs will be amortized over a period of three years beginning January 1, 2006. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

NOTE 7 - SIGNIFICANT CUMSTOMER INFORMATION AND SEGMENT REPORTING

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

Iceweb's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, web communications services. For the period ended December 31, 2005 all material assets and revenues of IceWEB were in the United States.

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                DECEMBER 31, 2005

NOTE 8 - GOING CONCERN

The Company's auditors stated in their reports on the financial statements of the Company for the years ended September 30, 2005 and 2004 that the Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern.

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

NOTE 9 - CONTINGENCIES

From time to time the Company faces litigation in the ordinary course of business. Currently, we are involved in litigation with two prior employees, which in our opinion will not have a material adverse effect on our financial condition. The two related lawsuits have been filed against the Company in the Circuit Court of Fairfax County, Virginia, captioned Bonnie Edenfield vs. IceWEB, Inc., et al., Chancery No. CH 2005 4303; and Christopher MacDonald vs. IceWEB, Inc., et al., Chancery No. CH 2005 4304. Both suits are brought by former shareholders of DevElements, Inc., the assets of which were purchased by a Company subsidiary. Edenfield and MacDonald were parties to the asset purchase agreement between DevElements and the Company subsidiary. The plaintiffs seek money damages from the Company for alleged breach of the asset purchase agreement, and damages related to stock options. The Company intends to vigorously defend this litigation. The Company believes the litigation is without merit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company provides hosted web-based collaboration solutions that enable organizations to establish Internet, Intranet, and email/collaboration services immediately and with little or no up-front capital investment. Our Vista portal and IceMAIL collaboration software services are available on a monthly or annual subscription basis to small and medium-sized businesses and non-profit and government organizations. The Company also provide consulting services to our larger enterprise and government customers including network infrastructure, enterprise email/collaboration, and Internet/Intranet portal implementation and support services. The Company also offer pre-packaged and custom services, using proven best practices to help organizations define their online business objectives and quickly deploy their Internet, Intranet, and email/collaboration systems. Although most of our small to medium-sized business customers purchase and activate our solutions online, our professional services teams work closely with our government, non-profit and larger customers to deploy customized solutions. Iceweb also market an array of information technology services and third party computer hardware and software.

Our history and acquisition strategy has been key in our growth as a company. Iceweb began as a full service provider of computer systems and professional services to private sector corporations and to the federal government under a General Services Administration (GSA) schedule contract for computer systems and peripherals. Beginning in 2001, we began a series of strategic acquisitions which have resulted in our current business and operations, including:

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

The Company generates revenues from sales of software licenses and provision of software application services, application development and network management services and integrated technology, infrastructure solutions and third party hardware sales. As a result of the growth of our company both through acquisitions and organically, we have significantly increased both our revenues and expenses during fiscal 2004. During fiscal 2005 we have capitalized on our growth through these acquisitions to organically grow our company and introduce new products. As a result of this growth, and as described elsewhere herein, we anticipate that both revenues and expenses will continue to increase in future periods.

We believe that the key factors to our continued growth and profitability include the following:

      o the introduction of our IceWEB Vista portal software which was released to general availability during June 2005. IceWEB Vista is a powerful tool for efficient website portal development and management, built upon open source architecture, (.Net) that allows users to quickly, easily and affordably update their Web content and site structure,

      o the launch of IceMAIL, a packaged service that provides a network-hosted groupware, email, calendaring, and collaboration solution utilizing Microsoft Exchange 2003, the most widely used enterprise system available. Customers will be able to leverage the full capabilities of Microsoft Exchange 2003 and Outlook without the initial implementation and maintenance costs associated with such an advanced system. The Company launched IceMAIL in December 2005.,

      o raising approximately $4 million of additional working capital to expand our marketing, support our growth and for an acquisition of an additional company in the software services group,

      o  hiring additional qualified, technical employees, and

IceWEB launched IceWEB Vista in June 2005 and launched IceMAIL in December 2005. The sale of these products are the focus of our business. The company has numerous challenges in other areas which we believe are key to our growth, many of which are beyond our control.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

The following table provides an overview of certain key factors of our results of operations for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004:

                                 Three Months Ended
                             ---------------------------
                             December 31,   December 31,
                                 2005           2004        $ Change    % Change
                             ------------   ------------   ----------   --------

Revenues .................   $1,491,216     $1,432,883     $  58,333       4.1%
Marketing and selling ....       47,189         12,703        34,486     271.0%
General and administrative
  expenses ...............      513,987        489,091        24,896       5.1%
Total operating expenses .      580,547        931,468      (350,921)    -37.7%
Operating (loss) .........     (330,740)      (566,785)     (236,045)    -41.6%
Net (loss) ...............   $ (351,658)    $ (577,317)    $ 225,659     -39.1%

Other key indicators:
                                                Three Months Ended
                                                     December 31,
                                                ------------------
                                                2005         2004    % of change
                                                ----         ----    -----------

Cost of sales as a percentage of revenues ..    83.3%        74.5%      + 7.8%
Gross profit margin ........................    16.8%        25.5%       -8.7%
General and administrative expenses as a
  percentage of revenues ...................    34.5%        34.1%       0.04%
Total operating expenses as a percentage
  of revenues ..............................    37.6%        65.0%      -27.4%

Revenues

For the three months ended December 31, 2005, we reported revenues of $1,491,216 as compared to revenues of $1,432,883 for the comparative three month period in 2004, an increase of approximately 4.1%. Revenues for the three months ended increased $54,103, or approximately 4.1%, from the comparable three month period in fiscal 2004.

Cost of Sales

Our cost of sales consists of products purchased for resale, salaries of technical personnel, third party contractors, hosting and sales commissions. For the three months ended December 31, 2005, cost of sales were $1,241,409 or approximately 83% of revenues, compared to $1,068,200 or approximately 75% of revenues, for the three months ended December 31, 2004. The Company attributes the increase in the cost of sales to an increase in the ratio of hardware sales to software sales which have a higher gross margin compared to hardware sales.

Total Operating Expenses

Our total operating expenses decreased $350,921, or approximately 38% to $580,547 for the three months ended December 31, 2005 as compared to $931,468 in the same period in fiscal 2004. These decreases are attributable to the following:

   o Marketing and Selling. Our marketing and selling expense consists of personnel costs, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows. For the three months ended December 31, 2005, marketing and selling costs were $47,189 as compared to $12,703 for comparative period in 2004, an increase of $34,486 or approximately 271.5%. These increases were the result of new marketing efforts for IceWeb Vista software and continued marketing relating to our Integrated Power System division.

   o General and administrative expenses. General and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and other costs related to our corporate governance and compliance with the reporting requirements of publicly held companies. For the three months ended December 31, 2005, general and administrative expenses were $513,987 as compared to $489,091 for the comparative period in 2004, a increase of $24,896 or approximately 0.04%. This increase in general and administrative expenses reflects increases in personnel costs. We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2005.

Interest Expense

Interest expense consists primarily of the amounts accrued on our revolving credit line with Comerica Bank and notes payable to related parties. For the three months ended December 31, 2005 interest expense was $20,918 as compared to $20,301 for the comparative period in 2004. We anticipate that interest expense will increase in the second quarter of fiscal 2006 as a result of the conversion of our loan with Comerica Bank to Sand Hill Finance do to an increase in the borrowing base and an increase in interest rates.

Amortization Expense

Amortization expense for intangibles will continue to be substantially lower do to the expensing of approximately all of the $1,800,000 in the prior periods. Amortization expense is provided by use of the straight-line method over five years for IceMail start up costs and the remaining $55,000 of customer relationships capitalized during acquisitions.

Preferred stock Dividend

The Company issued preferred stock with a conversion to common stock below the fair market value of the common stock on the date of closing. This resulted in a book entry for a preferred dividend of $500,000 causing an increased loss per share of $(.08). This is a one time charge and the Company does not expect a comparable charge in future periods as the designations, rights and preferences of the preferred stock do not provide for the payment of dividends.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2005 (unaudited) and September 30, 2005:

                                December 31,   September       $ of       % of
                                    2005       30, 2005       Change     Change
                                -----------   -----------   ----------   -------

Working capital .............   $    92,129   $   319,137   $ (227,008)  - 71.1%

Cash ........................   $   181,847   $   557,175   $ (375,328)   -67.3%
Accounts receivable, net ....   $ 1,902,795   $ 1,577,460   $  325,335   + 20.1%
Total current assets ........   $ 2,223,169   $ 2,221,916   $    1,253    + 0.0%
Property and equipment, net .   $   329,699   $   259,852   $  (69,847)  + 26.9%
Total assets ................   $ 3,031,991   $ 2,788,263   $  243,728    + 8.7%

Accounts payable ............   $ 1,143,644   $   904,910   $  238,734   + 26.4%
Accrued expenses ............   $    90,929   $    37,488   $   53,451   +142.6%
Deferred revenue ............   $     3,200   $    4,275    $  (1,075)   - 25.2%
Total current liabilities ...   $ 2,131,040   $ 1,902,779   $  228,261    +12.0%
Total liabilities ...........   $ 2,351,352   $ 2,118,404   $  232,948   + 11.0%

Accumulated (deficit) .......   $(7,352,313)  $(6,500,655)  $  851,658   + 18.9%
Stockholders' equity ........   $   680,639   $   669,859   $   10,780    + 1.6%

Net cash used in operating activities was $(843,773) for the three months ended December 31, 2005 as compared to net cash used in operating activities of $(112,671) for the three months ended December 31, 2004. The decrease in cash from operations is primarily due to increase in current assets excluding cash of $ 369,790 and an operating loss excluding non-cash items of $318,185.

Net cash used in investing activities for the three months ended December 31, 2005 was $239,991 as compared to net cash used in investing activities of $8,838 for the comparative period in 2004.

At December 31, 2005 we had an accumulated deficit of $(7,352,313) and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2005 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses and cash used in operations. We reported a net loss of $(851,658) for the three months ended December 31, 2005 and there are no assurances that we will report net income in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, a bank line of credit and loans from related parties. At December 31, 2005 we had cash on hand of $181,847 and working capital of $92,129. At December 31, 2005 we owed $800,745 under our line of credit with Sand Hill Finance, which is reflected as a current liability. While we do not have any working capital commitments, we do not presently have any external sources of working capital. Our working capital needs in future periods depend primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. In March 2005 we sold shares of our Series A Convertible Preferred Stock and in December 2005 we sold shares of our Series B Convertible Preferred Stock to the same purchaser. The designations of these shares included a restriction that so long as the shares are outstanding, we cannot sell or issue any common stock, rights to subscribe for shares of common stock or securities which are convertible or exercisable into shares of common stock at an effective purchase price of less than the then conversion value which is presently $0.60 per share for the Series A Convertible Preferred Stock and $0.2727 for the Series B Convertible Preferred Stock. Under the terms of the Series B Convertible Preferred Stock transaction we also agreed not to issue and convertible debt or preferred stock. Finally, under the terms of the financing agreement with Sand Hill Finance, LLC we agreed not to incur any additional indebtedness other than trade credit in the ordinary course of business. These covenants may limit our ability to raise capital in future periods. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues and maintain profitable operations in the future. If we are unable to secure the necessary additional working capital as needed, we may be forced to curtail some or all of our operations.

On December 28, 2005, we consummated a Preferred Stock Purchase Agreement and related agreements with Barron Partners LP. Under the terms of these agreements we issued Barron Partners LP, an accredited investor, 1,833,334 shares of our Series B Convertible Preferred Stock and Common Stock Purchase Warrants "D", "E" and "F" to purchase an aggregate of 2,250,000 shares of our common stock at exercise prices ranging from $2.00 to $9.60 per share, for an aggregate purchase price of $ 500,000. We are using these proceeds for general working capital. Barron Partners LP had previously purchased shares of our Series A Convertible Preferred Stock in a transaction which closed in March 2005

We received net proceeds of approximately $408,000 after payment of commissions of $25,000 and other expenses of the offering. The proceeds were paid to us through the satisfaction of a liability to Barron Partners LP for funds advanced to us in September 2005. We also issued Liberty Company LLC, a broker-dealer, a Common Stock Purchase Warrant "G" exercisable into 25,000 shares of our common stock with an exercise price of $1.00 per share as additional compensation for its services. The proceeds are being used for general working capital. The transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Under the terms of the Preferred Stock Purchase Agreement, we agreed:

         o that all convertible debt in our company would be cancelled and that for a period of three years from the closing date we will not issue any convertible debt or preferred stock. In addition, we agreed to cause all reset features related to any shares of our outstanding common stock to be cancelled and for a period of three years from the closing date to refrain from entering into any transactions that have reset features,

         o to maintain a majority of independent directors on our Board of Directors, and that these independent directors will make up a majority of the audit and compensation committees of our Board. If at any time we should fail to maintain these independent majority requirements, we are required to pay Barron Partners LP liquidated damages of 24% of the purchase price of the securities ($120,000) per annum, payable monthly in kind,

         o that if within 24 months from the closing date we consummate the sale of debt or equity securities with a conversion price less than the then effective conversion price of the Series B Convertible Preferred Stock we will make a post-closing adjustment in the conversion price of the Series B Convertible Preferred Stock to such lower conversion price,

         o that for a period of three years all employment and consulting agreements must have the unanimous consent of the compensation committee of our Board, and any awards other than salary are usual and appropriate for other officers, directors, employees or consultants holding similar positions in similar publicly held-companies,

         o that for a period of two years from the closing we will not enter into any new borrowings of more than twice as much as the sum of EBITDA from recurring operations over the past four quarters, subject to certain exceptions,

         o that for long as Barron Partners LP holds any of the securities we will not enter into any subsequent financing in which we issue or sell any debt or equity securities with a floating conversion price or containing a reset feature, and

         o that we will submit a proposal at our next annual meeting of stockholders to amend our Certificate of Incorporation to require the consent of the holders of a designated percentage of a designated class of our securities to waive or amend the terms of any rights, options and warrants approved by our Board.

Mr. John R. Signorello, our CEO, agreed not to sell any shares of our common stock that he many own in excess of 1% per quarter or at a price of less than $3.00 per share for a period ending August 30, 2007, and that the earliest any other insiders could sell their shares would be beginning two years from the closing date.

We granted Barron Partners LP a right of first to participate in any subsequent funding we may undertake on a pro rata basis at 94% of the offering price.

We have agreed to file a registration statement with the Securities and Exchange Commission within 30 days to register for resale the shares of common stock issuable upon the possible conversion of the Series B Convertible Preferred Stock and the exercise of the warrants, and to use our best efforts to cause such registration statement to be declared effective within 120 days from the closing date. We have also granted Barron Partners LP demand registration rights covering these securities, as well as piggy-back registration rights for a period of two years from the closing date. We will pay all costs associated with these registration statements and have indemnified Barron Partners LP with respect thereto for any losses or claims related to material misstatements or material omissions by us in the registration statement(s).

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

ITEM 3.  CONTROLS AND PROCEDURES

Our management, which includes our Chief Executive Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.


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

                                        IceWEB, Inc.

Dated: February 15, 2006                By: /s/ John R. Signorello
                                        --------------------------
                                        John R. Signorello,
                                        Chairman and CEO,
                                        principal executive officer