Form 10QSB
period 2006-03-31
ICEWEB INC
filed 2006-05-22
CIK 1097718

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

                      FOR THE QUARTER ENDED MARCH 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,092,287 shares of common stock issued and outstanding at May 15, 2006.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]
________________________________________________________________________________

                               ICEWEB INCORPORATED

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2006

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements ...............................................  4

         Consolidated Balance Sheet at March 31, 2006 (unaudited) ...........  4

         Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005 (unaudited) ................  5

         Consolidated Statements of Operations for the six months
         ended March 31, 2006 and March 31, 2005 (unaudited) ................  6

         Consolidated Statements of Cash Flows for the six months
         ended March 31, 2006 and March 31, 2005 (unaudited) ................  7

         Notes to Consolidated Financial Statements (unaudited) .............  8

Item 2.  Management's Discussion and Analysis or Plan of Operation .......... 14

Item 3.  Controls  and Procedures ........................................... 19

PART II  OTHER INFORMATION .................................................. 20

Item 6.  Exhibits ........................................................... 20

Signatures .................................................................. 20


When used in this report, the terms "IceWEB," the "Company," " we," "our," and "us" refers to IceWEB, Inc., a Delaware corporation, and its subsidiaries. The information which appears on the Company's web site at www.iceweb.com is not part of this quarterly report.

All per share information contained in this quarterly report gives effect to the one for eighty (1:80) reverse stock split of the Company's common stock effective April 27, 2005.

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10QSB for the three months ended March 31, 2006 includes "forward-looking statements." Forward-looking statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as our ability to grow our revenues and establish our brand, our history of unprofitable operations, the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects, the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products, changes in economic conditions specific to any one or more of our markets, changes in general economic conditions, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements, and the other factors and information disclosed and discussed in other sections of this report. Investors and shareholders should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Except as required by federal securities law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IceWEB, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)
Assets
Current assets:
     Cash                                                           $    67,514
     Accounts receivable, net of allowance of $2,271                    809,007
     Prepaid expense                                                     31,202
     Stock warrant proceeds receivable                                  128,800
     Employee advances                                                   63,252
                                                                    -----------
     Total current assets                                             1,099,775

Property and equipment, net of accumulated depreciation of
 $215,842                                                               120,727
Software development costs, net of accumulated amortization of
 $153,173                                                               249,659
Goodwill                                                                 41,800
Intangibles, net of accumulated amortization of $1,751,199              628,699
Deposits                                                                 16,170
Deferred financing costs                                                170,000
-------------------------------------------------------------------------------
Total assets                                                        $ 2,326,830
-------------------------------------------------------------------------------

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                               $ 1,027,564
     Accrued expenses                                                    84,646
     Line of credit                                                     399,561
     Deferred revenue                                                    81,512
                                                                    -----------
Total current liabilities                                             1,593,283

     Notes payable - related parties                                    225,000
-------------------------------------------------------------------------------
Total liabilities                                                     1,818,283
-------------------------------------------------------------------------------

Stockholders' equity:

Preferred stock (par value $.001; 10,000,000 shares authorized;
  Series A and B Convertible Preferred Stock, par value .001
  3,500,000 shares issued and 3,500,000 shares outstanding)               3,500
Common stock  (par value $.001 25,000,000 shares authorized
  7,254,797 issued, and 7,092,287 outstanding)                            7,093
Treasury stock, at cost, (162,500 shares)                               (13,000)
Subscription receivable                                                (143,477)
Additional paid in capital                                            8,672,849
Accumulated deficit                                                  (8,018,418)
-------------------------------------------------------------------------------

Total stockholders' equity                                              508,547

-------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $ 2,326,830
-------------------------------------------------------------------------------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                      -------------------------
                                                        March 31,     March 31,
                                                          2006          2005
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------

Revenue                                               $   642,059   $ 1,514,920
-------------------------------------------------------------------------------

Cost of sales                                             548,028       985,111
-------------------------------------------------------------------------------

Gross profit                                               94,031       529,809

Operating expenses:
     Marketing and selling                                 52,479         3,199
     General and administrative                           643,430       443,157
     Depreciation                                          13,750        11,598
     Amortization expense                                       -       195,691
                                                      -----------   -----------
       Total operating expenses                           709,659       653,645

Operating loss                                           (615,628)     (123,836)

Interest expense                                          (50,498)      (10,636)

-------------------------------------------------------------------------------
Net loss                                              $  (666,126)  $  (134,472)
-------------------------------------------------------------------------------

Less: preferred stock dividend                                  -    (1,000,000)
-------------------------------------------------------------------------------

Loss available to common shareholders                 $  (666,126)  $(1,134,472)
-------------------------------------------------------------------------------

Basic loss per common share                           $     (0.10)  $     (0.20)
Diluted Loss per common share                         $     (0.10)  $     (0.20)
-------------------------------------------------------------------------------

Weighted average common shares outstanding basic        6,507,842     5,623,435
Weighted average common shares outstanding diluted      6,507,842     5,623,435
-------------------------------------------------------------------------------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Six Months Ended
                                                      -------------------------
                                                        March 31,     March 31,
                                                          2006          2005
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------

Revenue                                               $ 2,134,491   $ 2,957,577
-------------------------------------------------------------------------------

Cost of sales                                           1,717,767     2,258,595
-------------------------------------------------------------------------------

Gross profit                                              416,724       698,982

Operating expenses:
     Marketing and selling                                100,668        15,902
     General and administrative                         1,229,232       944,589
     Depreciation                                          33,121        27,960
     Amortization expense                                       -      (391,382)
                                                      -----------   -----------
       Total operating expenses                         1,363,021     1,379,833

Operating loss                                           (946,297)     (680,851)

Interest expense                                          (71,466)      (30,937)

-------------------------------------------------------------------------------
Net loss                                              $(1,017,763)  $  (711,788)
-------------------------------------------------------------------------------

Preferred stock dividend                                 (500,000)   (1,000,000)
-------------------------------------------------------------------------------

Loss available to shareholders                        $(1,517,763)  $(1,711,788)
-------------------------------------------------------------------------------

Basic and diluted loss per common share               $     (0.23)  $     (0.30)
-------------------------------------------------------------------------------

Weighted average common shares outstanding basic        6,499,979     4,846,944
Weighted average common shares outstanding diluted      6,499,979     4,846,944
-------------------------------------------------------------------------------

      See accompanying notes to unaudited consolidated financial statements

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                      -------------------------
                                                        March 31,     March 31,
                                                          2006          2005
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------

-------------------------------------------------------------------------------
NET CASH USED IN  OPERATING ACTIVITIES                  $(641,594)  $  (409,284)
-------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                  (143,657)      (75,969)
     Cash used in acquisitions                           (190,000)            -

-------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                    (333,657)      (75,969)
-------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments (to) related parties                        (86,001)       (7,822)
     Payment of subscription receivable                         -        37,700
     Common stock issued for cash                         270,861       393,775
     Net preferred stock issued for cash                  362,438       880,631
     Proceeds from the exercise of common stock option          -        27,300
     Payments to bank financing                           (61,708)            -

-------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 485,590     1,331,584
-------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH                          (489,661)      846,331

CASH - beginning of period                                557,175       178,781

-------------------------------------------------------------------------------
CASH - end of period                                    $  67,514   $ 1,025,112
-------------------------------------------------------------------------------

    See accompanying notes to the unaudited consolidated financial statements

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                 MARCH 31, 2006

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

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 consolidated financial statement presentation. These reclassifications had no impact on previously reported net results of operations or stockholders' equity.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual Report for the year ended September 30, 2005, which is included in the Company's Form 10-KSB for the year ended September 30, 2005. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the year ended September 30, 2006.

NOTE 2 - RELATED PARTIES

Stockholders have loans totaling $150,000 plus accrued interest of $75,000. Of this amount, $150,000 bears interest at a rate of 2.5% per annum. The Company has issued the note holder 125,000 shares of common stock in exchange for the individual to extend the maturity date of the note by 10 years. The cost associated with these shares has been accounted for as deferred finance charges, and are being amortized over the life of the deferral period. The shares were valued at $200,000 the fair value at the date of issuance. An employee has a loan totaling $60,000 payable on demand. This item is shown separately on the balance sheet as employee advances. This employee is not an officer of the company.

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

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                 MARCH 31, 2006

NOTE 3 - STOCKHOLDERS' EQUITY (CONT)

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

On March 25, 2006, Barron Partners, LP exercised 500,000 warrants at $0.80 per share. The Company received $400,000 in proceeds from the exercise of these warrants.

NOTE 4 - STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

During March 2002, the Company adopted the "Management and Director Equity Incentive and Compensation Plan." The maximum number of shares authorized and available under the plan is 1,250,000 shares. Under the terms of the plan, the options expire after 5 years, as long as the employees remain employed with the Company. A summary of the status of the Company's outstanding stock options as of March 31, 2006 and changes during the period ending March 31, 2006 is as follows:

                                                               Weighted Average
                                                    Shares      Exercise Price
                                                  ---------    ----------------
Outstanding at December 31, 2005 ...............  1,137,729         $ 0.84

Granted ........................................     40,000           0.65
Exercised ......................................          0            -
Forfeited ......................................     25,229          (2.75)
                                                  ---------         ------

Outstanding at March  31, 2006. ................  1,152,500         $ 1.37
                                                  ---------         ------

Options exercisable at end of period ...........    834,052         $ 1.36
                                                  ---------         ------

Weighted-average fair value of options granted
during the period ..............................    261,250          $0.65


Common stock warrants
---------------------

A summary of the status of the Company's outstanding stock warrants granted as of December 31, 2005 and changes during the period ending March 31, 2006 is as follows:

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                 MARCH 31, 2006

NOTE 4 - STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (CONT)

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                  ---------     ----------------
Outstanding at December 31, 2005 ...............  7,765,000         $ 5.00

Granted ........................................          -              -
Exercised ......................................    500,000            .80
Forfeited ......................................          -              -
                                                  ---------         ------

Outstanding at March  31, 2006 ................   7,265,000         $ 5.00
                                                  ---------         ------

Warrants exercisable at end of period ..........  7,265,000         $ 5.00
                                                  ---------         ------

The following information applies to all warrants outstanding at March 31, 2006:

                              Warrants Outstanding         Warrants Exercisable
                          ----------------------------    ---------------------
                          Weighted Average    Weighted                 Weighted
 Range of                    Remaining        Average                  Average
 Exercise                 Contractual Life    Exercise                 Exercise
 Prices        Shares         (Years)          Price        Shares      Price
 --------    ---------    ----------------    --------    ---------    --------
  $ 0.70       175,000        4.               $ 0.70       175,000     $ 0.70
  $ 2.00     1,500,000        4.               $ 2.00     1,500,000     $ 2.00
  $ 4.80     1,250,000        4.               $ 4.80     1,250,000     $ 4.80
  $ 9.60     1,250,000        4.               $ 9.60     1,250,000     $ 9.60
  $ 4.00       250,000        1.75             $ 4.00       250,000     $ 4.00
  $ 8.00       250,000        3.75             $ 8.00       250,000     $ 8.00
  $ 2.40        58,750        1 month          $ 2.40        58,750     $ 2.40
  $ 4.80        58,750        1 month          $ 4.80        58,750     $ 4.80
  $ 8.00        58,750        1 month          $ 8.00        58,750     $ 8.00
  $16.00        58,750        1 month          $16.00        58,750     $16.00
  $ 2.00         5,000        5.25             $ 2.00         5,000     $ 2.00
  $ 4.00        37,500        1.75             $ 4.00        37,500     $ 4.00
  $ 8.00        37,500        3.75             $ 8.00        37,500     $ 8.00
  $ 2.00     1,000,000        4.75             $ 2.00     1,000,000     $ 2.00
  $ 4.80       625,000        4.75             $ 4.80       625,000     $ 4.80
  $ 9.60       625,000        4.75             $ 9.60       625,000     $ 9.60
  $ 1.00        25,000        4.75             $ 1.00        25,000     $ 1.00

We previously accounted for stock-based compensation issued to our employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the three months and the six months ended March 31, 2005 and the actual net earnings per share are presented below for the three months and six months ended March 31, 2006 in accordance with the Company's adoption of SFAS 123 ( R ) effective January 1, 2006.

For purposes of the following disclosures during the transition period of adoption of SFAS 123 ( R), the weighted-average fair value of option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2006: no dividend yield; expected volatility ranging 100% to 110%; risk-free interest rate of 4%; and a expected five-year term for options granted. Had the compensation cost for the quarter ended March 31, 2005 been determined based of the fair value at the grant, our net income(loss) and basic and diluted earnings(loss) per share would have been reduced to the pro forma amount for that period indicated below. For the quarter ending March 31, 2006, the net income and earnings per share reflect the actual deduction for option expense as compensation. Compensation recorded for stock options is a non-cash expense item.

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                 MARCH 31, 2006

NOTE 4 - STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (CONT)

Pro forma results are as follows for the six months ended March 31, 2006:

                              Three Months Ended           Six Months Ended
                                   March 31                    March 31
                            -----------------------   -------------------------
                               2006         2005          2006          2005
                            ---------   -----------   -----------   -----------
Net income (loss)
 - as reported              $(666,126)  $(1,134,472)  $(1,517,763)  $(1,711,788)
Less: Stock-based employee
 compensation determined
 under the fair value
 method, net of income tax
 effect                             -             -             -             -
-------------------------------------------------------------------------------

Net income (loss)           $(666,126)  $(1,134,472)  $(1,517,763)  $(1,711,788)
-------------------------------------------------------------------------------

Basic and Diluted earnings
 (loss) per share
 - as reported                   (.10)         (.20)         (.23)         (.30)
-------------------------------------------------------------------------------

Basic and Diluted earnings
 (loss) per share
 - as pro forma                  (.10)         (.20)         (.23)         (.30)
-------------------------------------------------------------------------------

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

As of March 31, 2006, such capitalizable software development costs were approximately $364,220. These costs will be amortized over a period of three years beginning April 1, 2006. The Company regularly reviews the value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

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

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                 MARCH 31, 2006

NOTE 7 - SIGNIFICANT CUMSTOMER INFORMATION AND SEGMENT REPORTING (CONT)

Iceweb's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, web communications services. For the period ended March 31, 2006 all material assets and revenues of IceWEB were in the United States.

NOTE 8 - GOING CONCERN

The Company's auditors stated in their reports on the financial statements of the Company for the years ended September 30, 2005 and 2004 that the Company is dependent on outside financing and has incurred losses since inception. These factors raise substantial doubt about our ability to continue as a going concern.

For the six months ended March 31, 2006, the Company incurred net losses of ($1,017,763) and used cash in operations of $641,594. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that the Company will be able to raise any additional capital.

NOTE 9 - CONTINGENCIES

From time to time the Company faces litigation in the ordinary course of business. Currently, we are not involved in any litigation.

NOTE 10 - ACQUISITION

The following Pro Forma Combined Financial Statements of IceWeb, Inc. and PatriotNet gives effect to the acquisition of certain assets of companies under the purchase method of accounting prescribed by SFAS number 141. Business Combinations as if it had occurred on October 1, 2004. These pro forma statements, for the six months ending March 31, 2006 and 2005, respectively, are presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. PatriotNet, Inc. is a professional Internet Service Provider (ISP) servicing over 3,500 customers with T-1, DSL, dial up lines and email services. In consideration for the purchase of the assets and liabilities including accounts receivable, equipment and intangibles for customer contracts in the amount of $392,325, the Company paid to PatriotNet (a non-related party to Iceweb) of (a) the payment of cash consideration by IOI to PatriotNet of ONE HUNDRED NINETY THOUSAND DOLLARS (US $190,000) at Closing; (b) the issuance by IceWEB of 100,000 (restricted under Rule 144) shares of IceWEB common stock at Closing, valued at $1.00 dollar per share.

The excess value recorded for the acquisition of PatriotNet over the value of assets received less liabilities assumed has been recorded as an intangible asset for customer contracts and customer relationships. Amortization expense for intangibles is provided by use the expected cash flow method for customer relationship capitalized from the date of acquisitions. The acquisition of PatriotNet occurred on March 22, 2006 and the Company has included PatriotNet operations in it's financials from that date.

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                 MARCH 31, 2006

NOTE 10 - ACQUISITION (CONT)

Pro Forma Combined Statements of Operations for the Six Months Ended March 31, 2006.

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Pro Forma
                               IceWeb     PatriotNet   Adjustments   Pro Forma
                             ----------   ----------   -----------   -----------
Revenue                      $2,134,491   $ 180,000       $ -        $2,314,491
--------------------------------------------------------------------------------

Cost of Sales                 1,717,767      90,000         -        $1,807,767
--------------------------------------------------------------------------------

Gross Profit                    416,724      90,000         -           506,724
Operating Expenses:
  Marketing and Selling         100,668       4,500         -           105,168
  General and Administrative  1,229,232           -         -         1,229,232
  Depreciation                   33,121       5,000         -            38,121
                             ----------   ----------   -----------   -----------

  Total Operating Expense     1,363,021       9,500         -         1,372,521

Operating Loss                 (946,297)     80,500         -          (865,797)

Interest Expense                (71,466)          -         -           (71,466)
Amortization Expense                  -     (28,000)        -           (28,000)
--------------------------------------------------------------------------------
Net (Loss)                   (1,017,763)     52,500         -          (956,263)
--------------------------------------------------------------------------------

Pro Forma Combined Statements of Operations For The Six Months Ended March 31, 2005.

                          IceWEB, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Pro Forma
                               IceWeb     PatriotNet   Adjustments   Pro Forma
                             ----------   ----------   -----------   ----------
Revenue                      $2,957,577   $ 180,000       $ -        $3,137,577
--------------------------------------------------------------------------------

Cost of Sales                 2,258,595      90,000         -        $3,158,595
--------------------------------------------------------------------------------

Gross Profit                    698,982      90,000         -           788,982

Operating Expenses:
  Marketing and Selling          15,902       4,500         -            20,402
  General and Administrative    944,589           -         -           944,589
  Depreciation                   27,960       5,000         -            32,960
                             ----------   ----------   -----------   -----------

  Total Operating Expense       988,451       9,500         -           997,951
Operating Loss                 (299,469)     80,500         -          (218,969)

Interest Expense                (30,937)          -         -           (30,937)
Amortization Expense           (391,382)    (28,000)        -          (419,382)
--------------------------------------------------------------------------------
Net (Loss)                     (711,788)     52,500         -          (659,288)
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company provides hosted web-based collaboration solutions that enable organizations to establish Internet, Intranet, and email/collaboration services immediately and with little or no up-front capital investment. Our Vista portal and IceMAIL collaboration software services are available on a monthly or annual subscription basis to small and medium-sized businesses and non-profit and government organizations. The Company also provides consulting services to our larger enterprise and government customers including network infrastructure, enterprise email/collaboration, and Internet/Intranet portal implementation and support services. The Company also offers pre-packaged and custom services, using proven best practices to help organizations define their online business objectives and quickly deploy their Internet, Intranet, and email/collaboration systems. Although most of our small to medium-sized business customers purchase and activate our solutions online, our professional services teams work closely with our government, non-profit and larger customers to deploy customized solutions. Iceweb also markets an array of information technology services and third party computer hardware and software.

Our history and acquisition strategy has been key in our growth as a company. Iceweb began as a full service provider of computer systems and professional services to private sector corporations and to the federal government under a General Services Administration (GSA) schedule contract for computer systems and peripherals. Beginning in 2001, we began a series of strategic acquisitions which have resulted in our current business and operations, including:

      o in June 2001, IceWEB acquired the assets of Learning Stream, Inc. provider of digital content streaming services, which coincided with the transition of our business model to a focus on e-learning. LearningStream had developed custom streaming solutions which we believed were more efficient and effective than the solutions we had implemented at that time. We considered the software we acquired to be competitive because it helped remove the complexity and unnecessary cost from the implementation of the streaming technology,

      o in June 2003, IceWEB acquired all of the outstanding stock of Interlan Communications, Inc., a provider of data communications and networking solutions for business, government, and education. Interlan provided technical services including presales design and consulting, installation, troubleshooting, and long term maintenance and support contracts,

      o in June 2003, IceWEB acquired all of the outstanding stock of The Seven Corporation, a provider of network engineering services to commercial and government customers throughout the United States,

      o in October 2003, IceWEB acquired the software ownership rights and customers of Iplicity, Inc. of Virginia. Iplicity had developed a complete content management software platform based on open source architecture to run in any operating environment. In this transaction we acquired software licenses, source code, potential patents and trademarks, and

      o in May 2004 IceWEB acquired substantially all of the assets of DevElements, Inc. of Virginia, a professional IT consultancy firm that designs, develops and implements web-based productivity solutions for the customers. In this transaction we acquired software licenses, source code, potential patents and trademarks, as well as some cash and tangible assets.

      o in March 2006, the Company, through its wholly-owned subsidiary, Iceweb Online, Inc., completed the acquisition of substantially all of the assets and some liabilities of PatriotNet, Inc. PatriotNet, Inc. is a professional Internet Service Provider (ISP) servicing over 3,500 customers with T-1, DSL, dial up lines and email services. In consideration for the purchase of the assets, the Company paid to PatriotNet (a non-related party to Iceweb) of (a) the payment of cash consideration by IOI to PatriotNet of ONE HUNDRED NINETY THOUSAND AND NO/100 US DOLLARS (US $190,000.00) at Closing; (b) the issuance by IceWEB of 100,000 (restricted under Rule 144) shares of IceWEB common stock at Closing.

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

We believe that the key factors to our continued growth and profitability include the following:

      o the introduction of our IceWEB Vista portal software which was released June 2005. IceWEB Vista is a powerful tool for efficient website portal development and management, built upon open source architecture, (.Net) that allows users to quickly, easily and affordably update their Web content and site structure,

      o the launch of IceMAIL, a packaged service that provides a network-hosted groupware, email, calendaring, and collaboration solution utilizing Microsoft Exchange 2003, the most widely used enterprise system available. Customers will be able to leverage the full capabilities of Microsoft Exchange 2003 and Outlook without the initial implementation and maintenance costs associated with such an advanced system. The Company launched IceMAIL in December 2005,

      o raising approximately $4 million of additional working capital to expand our marketing, support our growth and for an acquisition of an additional company in the software services group. The Company raised $400,000 in March of 2006 for the acquisition of PatriotNet.

      o  hiring additional qualified, technical employees, and

IceWEB launched IceWEB Vista in June 2005 and launched IceMAIL in December 2005. The sale of these products are the focus of our business. The company has numerous challenges in other areas which we believe are key to our growth, many of which are beyond our control. The acquisition of PatriotNet has allowed IceWEB, Inc. to immediately expand the IceMail network by adding 1,500 customers with a total of 3,400 email accounts.

Our company is located in the "Tech Corridor" of Northern Virginia and we compete with a number of companies for employees, many of which have been in business longer than we have and which are more attractive to prospective employees. Our inability to accomplish one or more of these key goals may limit our growth in future periods.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2006 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 2005

The following table provides an overview of certain key factors of our results of operations for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005:

                                  Six Months Ended
                             --------------------------
                              March  31,     March  31,
                                 2006           2005       $ Change     % Change
                             -----------    -----------    ---------    --------

Revenues .................   $ 2,134,491    $ 2,957,577    $(823,086)    (27.8)%
Marketing and selling ....       100,688         15,902       84,786     533.2%
General and administrative
  expenses ...............     1,229,232        944,589      284,643      30.1%
Total operating expenses .     1,363,021      1,379,833      (16,812)     (1.2)%
Operating (loss) .........      (946,297)      (680,851)     265,446      39.0%
Net (loss) ...............   $(1,017,763)   $  (711,788)    $305,975      43.0%

Other key indicators:
                                                Six Months Ended
                                                    March 31,
                                                ----------------
                                                2006       2005     % of change
                                                ----       ----     -----------

Cost of sales as a percentage of revenues ..    80.5%      76.4%      +  4.1%
Gross profit margin ........................    19.5%      23.6%      -  4.1%
General and administrative expenses as a
  percentage of revenues ...................    57.6%      31.9%      + 25.7%
Total operating expenses as a percentage
  of revenues ..............................    63.8%      46.7%      + 17.1%

Revenues

For the six months ended March 31, 2006, we reported revenues of $2,134,491 as compared to revenues of $2,957,577 for the comparative six month period in 2005, a decrease of approximately 27.8%. Revenues for the six months ended March 31, 2006 decreased $823,086, or approximately 27.8%, from the comparable six month period in fiscal 2005. PatriotNet acquisition added approximately $16,000 dollars to this quarters revenue. Revenues were lower for this period due to a number of factors that effected business. The business of two divisions, integration and critical power which resell third party equipment, represents approximately 55% of top line revenue, is very cyclical. Both divisions experienced higher then usual customer delays on forecasted business for this period. The company is in the process of restructuring its business in order to limit and/or remove the impact of these third party influenced scenarios by shifting focus to internally developed products and services. The company expects revenues to grow from internally developed products and services, despite the restructuring away from third party product sales. The company also continues to target strategic acquisitions to assist in this growth, as well as continued marketing for its products and services.

Cost of Sales

Our cost of sales consists of products purchased for resale, salaries of technical personnel, third party contractors, hosting and sales commissions. For the six months ended March 31, 2006, cost of sales were $1,717,767 or approximately 80,5% of revenues, compared to $2,258,595 or approximately 76.4% of revenues, for the six months ended March 31, 2005. The Company attributes the decrease in the cost of sales to a decrease in the hardware and software sales.

Total Operating Expenses

Our total operating expenses decreased $16,812, or approximately 1.2% to $1,363,021 for the six months ended March 31, 2006 as compared to $1,379,833 in the same period in fiscal 2005. These decreases are attributable to the following:

      o Marketing and Selling. Our marketing and selling expense consists of personnel costs, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows. For the six months ended March 31, 2006, marketing and selling costs were $100,668 as compared to $15,902 for comparative period in 2005, an increase of $84,786 or approximately 533.2%. These increases were primarily, the result of new marketing efforts for IceWeb Vista and, Icemail software. The Company also continued to market and sell products and services of Integrated Power.

      o General and administrative expenses. General and administrative expense consists primarily of personnel costs, rent, legal, accounting, human resources, telecommunications, office supplies and other costs related to our corporate governance and compliance with the reporting requirements of publicly held companies. For the six months ended March 31, 2006, general and administrative expenses were $1,229,232 as compared to $944,589 for the comparative period in 2005, a increase of $284,643 or approximately 30.1%. This increase in general and administrative expenses reflects additional increases in personnel costs. We anticipate that general and administrative expenses will continue to remain flat or decline during the balance of fiscal 2006. The acquisition of PatriotNet should not increase the General and Administrative cost of the Company. The Company has already made adjustments to operations of PatriotNet to eliminate redundant overhead.

Interest Expense

Interest expense consists primarily of the amounts accrued on our revolving credit line with Comerica Bank and notes payable to related parties. For the six months ended March 31, 2006 interest expense was $71,466 as compared to $30,937 for the comparative period in 2005. We anticipate that interest expense will decrease in the third quarter of fiscal 2006 as a result of a reduced loan balance through the next quarter.

Amortization Expense

Amortization expense for intangibles will continue to be substantially lower due to the expensing of approximately all of the $1,800,000 previously recorded goodwill in the prior periods. Amortization expense is provided by use of the straight-line method over five years for IceMail software development costs and the remaining $447,000 of customer relationships capitalized during acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between March 31, 2006 (unaudited) and September 30, 2005:

                               March  31,    September       $ of         % of
                                  2006       30, 2005       Change       Change
                              -----------   -----------   -----------    -------

Working capital ............. $  (493,508)  $   319,137   $  (812,645)   -254.6%

Cash ........................ $    67,514   $   557,175   $  (489,661)    -87.9%
Accounts receivable, net .... $   809,007   $ 1,577,460   $  (768,453)    -48.7%
Total current assets ........ $ 1,099,775   $ 2,221,916   $(1,122,141)    -50.5%
Fixed assets, net .           $   370,386   $   259,852   $   110,534      42.5%
Total assets ................ $ 2,326,830   $ 2,788,263   $  (461,433)    -16.5%

Accounts payable ............ $ 1,027,564   $   904,910   $   122,654      13.6%
Accrued expenses ............ $    84,646   $    37,488   $    47,158     125.8%
Deferred revenue ............ $    81,512   $     4,275   $    77,237    1806.7%
Total current liabilities ... $ 1,593,283   $ 1,902,779   $  (309,496)    -16.3%
Total liabilities ........... $ 1,818,283   $ 2,118,404   $  (300,121)    -14.2%

Accumulated (deficit) ....... $(8,018,418)  $(6,500,655)  $ 1,517,763      23.3%
Stockholders' equity ........ $   508,547   $   669,859   $  (161,312)    -24.1%

Net cash used in operating activities was $(641,594) for the six months ended March 31, 2006 as compared to net cash used in operating activities of $(409,284) for the six months ended March 31, 2005. The decrease in cash from operations is primarily due to an net loss of $(1,017,763).

Net cash used in investing activities for the six months ended March 31, 2006 was $333,657 as compared to net cash used in investing activities of $75,969 for the comparative period in 2005. Net cash provided by investing activities was $633,299 during the six months ending March 31, 2006.

At March 31, 2006 we had an accumulated deficit of $(8,018,418) and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2005 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses and cash used in operations. We reported a net loss of $(1,017,763) for the six months ended March 31, 2006 and there are no assurances that we will report net income in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, a bank line of credit and loans from related parties. At March 31, 2006 we had cash on hand of $67,514 and working capital (deficit) of $(493,508). At March 31, 2006 we owed $399,561 under our line of credit with Sand Hill Finance, which is reflected as a current liability. While we do not have any working capital commitments, we do not presently have any external sources of working capital. Our working capital needs in future periods depend primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. In March 2005 we sold shares of our Series A Convertible Preferred Stock and in December 2005 we sold shares of our Series B Convertible Preferred Stock to the same purchaser. The designations of these shares included a restriction that so long as the shares are outstanding, we cannot sell or issue any common stock, rights to subscribe for shares of common stock or securities which are convertible or exercisable into shares of common stock at an effective purchase price of less than the then conversion value which is presently $0.60 per share for the Series A Convertible Preferred Stock and $0.2727 for the Series B Convertible Preferred Stock. Under the terms of the Series B Convertible Preferred Stock transaction we also agreed not to issue any convertible debt or preferred stock. Finally, under the terms of the financing agreement with Sand Hill Finance, LLC we agreed not to incur any additional indebtedness other than trade credit in the ordinary course of business. These covenants may limit our ability to raise capital in future periods. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues and maintain profitable operations in the future. If we are unable to secure the necessary additional working capital as needed, we may be forced to curtail some or all of our operations.

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

Use of Estimates - Management's discussion and analysis of financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of intangibles and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3.  CONTROLS AND PROCEDURES

Our management, which includes our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no changes made in our internal controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting based on such evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER EVENTS

         None

ITEM 6.  EXHIBITS

         Exhibit No.       Description
         -----------       -----------

         Exhibit 31.1 Certification of Chief Operating Officer pursuant to Section 302

         Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302

         Exhibit 32.1 Certification of Chief Operating Officer pursuant to Section 906

         Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IceWEB, Inc.


Dated: May 22, 2006                   By: /s/ G. Anthony Munno
                                          --------------------
                                          G. Anthony Munno,
                                          President and Chief Operating Officer


Dated: May 22, 2006                   By: /s/ Brian Crooks
                                          --------------------
                                          Brian Crooks,
                                          Chief Financial Officer