Form 10QSB
period 2006-06-30
ICEWEB INC
filed 2006-08-21
CIK 1097718

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

                       FOR THE QUARTER ENDED JUNE 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,393,319 shares of common stock issued and outstanding at August 15, 2006.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]
________________________________________________________________________________

                          IceWeb, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

                                                                      June 30,
                                                                        2006
                                     ASSETS                         (Unaudited)
                                                                    -----------
Current Assets:
  Cash ..........................................................   $   129,911
  Accounts receivable, net of allowance for doubtful
    accounts of $2,271 at June 30, 2006 .........................       504,382
  Other receivables .............................................        58,838
  Prepaid expense ...............................................        31,591
  Other current assets ..........................................        64,227
                                                                    -----------
      Total current assets ......................................       788,949

  Property and equipment, net of accumulated depreciation
    of $200,055 at June 30, 2006 ................................       117,018
  Software development costs, net of accumulated amortization
    of $206,143 at June 30, 2006 ................................       248,194
  Goodwill ......................................................        41,800
  Depostis ......................................................        16,170
  Intangibles, net ..............................................       624,863
  Deferred financing cots, net of accumulated amortization ......       165,000
                                                                    -----------

      Total assets ..............................................   $ 2,001,994
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..............................................   $   988,825
  Accrued expenses ..............................................       146,030
  Note payable ..................................................       471,243
  Advances from related party ...................................         1,391
  Deferred revenues .............................................        81,512
                                                                    -----------
      Total current liabilities .................................     1,689,001

  Notes payable-related parties .................................       229,688

Stockholders' Equity:
  Preferred Stock, $.001 par value; 10,000,000 shares authorized;
   Series A and B Convertible Preferred stock, par value .001,
   3,090,000 shares issued and outstanding ......................         3,090
  Common stock; $.001 par value; 25,000,000,000 shares
   authorized; 8,393,319 issued, and 7,862,711 outstanding ......         8,393
  Treasury stock, at cost, 162,500 shares .......................       (13,000)
  Subscription receivable .......................................       (50,000)
  Additional paid-in capital ....................................     9,611,277
  Deferred compensation .........................................      (417,836)
  Accumulated deficit ...........................................    (9,058,619)
                                                                    -----------
      Total stockholders' equity ................................        83,305
                                                                    -----------

      Total liabilities and stockholders' equity ................   $ 2,001,994
                                                                    ===========

            See Notes to Unaudited Consolidated Financial Statements.

                                      IceWeb, Inc. and Subsidiaries
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  Three months ended             Nine months ended
                                                        June 30,                      June 30,
                                                   2006          2005           2006           2005
                                              ------------   ------------   ------------   ------------
                                              (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Net sales ..................................  $    835,555   $  2,049,483   $  2,970,046   $  4,987,776
                                              ------------   ------------   ------------   ------------

Cost of goods sold .........................       683,799      1,464,673      2,401,566      3,789,535
                                              ------------   ------------   ------------   ------------

Gross profit ...............................       151,756        584,810        568,480      1,198,241

Operating expenses:
Research and development ...................        17,936              -         17,936              -
Gerneral and administrative expenses .......     1,012,618        673,465      2,375,639      1,987,031
                                              ------------   ------------   ------------   ------------
                                                 1,030,554        673,465      2,393,575      1,987,031

    Loss from operations ...................      (878,798)       (88,655)    (1,825,095)      (788,790)
                                              ------------   ------------   ------------   ------------

Interest expense ...........................      (161,403)       (13,424)      (232,869)       (44,361)
Other income ...............................             -              -              -         19,283
                                              ------------   ------------   ------------   ------------

Loss before income taxes ...................    (1,040,201)      (102,079)    (2,057,964)      (813,868)

Net loss ...................................  $ (1,040,201)  $   (102,079)  $ (2,057,964)  $   (813,868)
                                              ============   ============   ============   ============

Preferred stock dividend ...................             -              -       (500,000)    (1,000,000)
                                              ------------   ------------   ------------   ------------

Loss imputed to shareholders ...............  $ (1,040,201)  $   (102,079)  $ (2,557,964)  $ (1,813,868)
                                              ============   ============   ============   ============

Basic earnings per common share ............  $      (0.14)  $      (0.02)  $      (0.39)  $      (0.31)
                                              ============   ============   ============   ============

Diluted earnings per common share ..........  $      (0.14)  $      (0.01)  $      (0.39)  $      (0.31)
                                              ============   ============   ============   ============

Basic weighted average common
shares outstanding .........................     7,226,854      5,962,657      6,506,433      5,795,522
                                              ============   ============   ============   ============

Diluted weighted average common
 shares outstanding ........................     7,226,854      5,962,657      6,506,433      5,795,522
                                              ============   ============   ============   ============

                        See Notes to Unaudited Consolidated Financial Statements.

                                                  2

                          IceWeb, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine months ended
                                                              June 30,
                                                          2006          2005
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
Cash flows from operating activities:
Net loss ...........................................  $(2,057,964)  $  (813,868)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization ....................      648,323       180,807
  Allowance for doubtful accounts ..................       (3,575)       (7,600)
  Fair value of options issued to employees
   and consultants .................................      127,976             -
  Fair value of shares issued to employees
   and consultants for services ....................      196,536             -
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable .......    1,076,653      (487,770)
  Decrease in other receivables ....................      (58,838)            -
  (Increase) decrease in prepaid expenses ..........       (5,612)       (7,400)
  (Increase) decrease in intangible assets .........     (332,874)      572,073
  Increase in other assets .........................      (26,657)      (40,437)
  Decrease in employee advances ....................       61,302             -
  (Decrease) increase in accrued expenses ..........      108,542       (67,002)
  Increase in capitalized software development .....     (454,337)     (129,000)
  Increase in deferred revenue .....................       (1,075)            -
  Increase (decrease) in accounts payable ..........      177,393      (126,245)
                                                      -----------   -----------

Net cash used in operating activities ..............     (544,207)     (926,442)
                                                      -----------   -----------

Cash flows used in investing activity:
  Purchases of property and equipment ..............     (143,657)     (132,373)
  Cash paid in acquisition .........................     (185,247)            -
                                                      -----------   -----------

Net cash used in investing activity ................     (328,904)     (132,373)
                                                      -----------   -----------

Cash flows from financing activities:
  Payments from (to) related parties ...............      (84,610)      (73,357)
  Increase in line of credit .......................      136,780       461,269
  Proceeds/Repayments-note payable .................       14,062      (581,129)
  Proceeds for subscription receivable .............            -         1,700
  Payment of financing costs .......................      (52,385)            -
  Proceeds from exercise of warrants ...............      400,000             -
  Common stock issued for cash .....................            -       468,375
  Net preferred stock issued for cash ..............            -       845,836
  Proceeds from the exercise of options ............       32,000        27,300
                                                      -----------   -----------

Net cash provided by financing activities ..........      445,847     1,149,994
                                                      -----------   -----------

Net increase (decrease) in cash ....................     (427,264)       91,179

Cash, beginning of year ............................      557,175       178,781
                                                      -----------   -----------

Cash, end of year ..................................  $   129,911   $   269,960
                                                      ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...........................  $         -   $         -
                                                      ===========   ===========
  Cash paid for taxes ..............................  $         -   $         -
                                                      ===========   ===========

  Non-cash transactions affecting investing and
   financing actvities:
  Fair value of shares of common stock in
   consideration for nonmonetary assets and
   liabilities .....................................  $   100,000   $         -
                                                      ===========   ===========
  Fair value of shares issued for services from
   a retailer and an investor relations firm .......  $   456,000   $         -
                                                      ===========   ===========

Conversion of 410,000 shares of Preferred stock
 to 410,000 shares of common stock .................  $       410   $         -
                                                      ===========   ===========

Fair value of shares in partial satsifaction of
 debt to related parties ...........................  $   126,806   $         -
                                                      ===========   ===========

            See Notes to Unaudited Consolidated Financial Statements.

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

IceWEB, Inc., a Delaware corporation ("IWEB" or the "Company") is a diversified technology company headquartered in Herndon, Virginia which was founded in April 2000, became public in April 2002 through a reverse merger, and began trading publicly on the OTCBB under the Trading Symbol "IWEB". The Company is a provider of hosted web-based collaboration solutions that enable organizations to establish Internet, Intranet, and email/collaboration services with little or no up-front capital investment. These enterprise software applications are normally cost prohibitive for Small businesses to deploy so IceWEB's targets these customers with a "Software as a Service" (Saas) recurring monthly service fee. IceWEB has brought these services to market using a "Software as a Service"
(Saas) business model. The Company also provides consulting services to our larger enterprise and government customers including network infrastructure, enterprise email/collaboration, and Internet/Intranet portal implementation and support services. IceWEB also markets an array of information technology services and third party computer network hardware and software to large enterprise and government clients.

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

The Company's auditor stated in their reports on the financial statements of the Company for the years ended September 30, 2005 and 2004 that the Company is dependent on outside financing and has incurred losses since inception. These factors raise substantial doubt about our ability to continue as a going concern.

For the nine months ended June 30, 2006, the Company incurred net losses of approximately $2.1 million and used cash in operations of approximately $545,000. The accompanying unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that the Company will be able to raise any additional capital.

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the valuation of derivative liabilities and share-based payments. Actual results will differ from these estimates.

EARNINGS PER SHARE

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified treasury stock method). The outstanding options and warrants issuable amounted to 8,033,075 and 7,181,835 at June 30, 2006 and 2005, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at June 30, 2006 and 2005 are excluded from the loss per share computation for that period due to their anti-dilutive effect.

RISKS AND UNCERTAINTIES

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the six-month period ended June 30, 2006, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, accounts payable and accrued expenses and due to stockholder approximate their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the derivative liability is based on its fair value. The carrying amount of the convertible notes and bridge notes approximates the estimated fair value for these financial instruments as management believes that such convertible notes constitute substantially all of the Company's debt and the interest payable on the convertible notes approximates the Company's incremental borrowing rate.

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY AND EQUIPMENT

Property and equipment, which primarily consists of office equipment and computer software, are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income (expense) in the accompanying statements of operations.

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in connection with the issuance of certain loans. Deferred financing costs are being amortized over the terms of the related debt agreements, which is ten years.

SHARE-BASED PAYMENTS

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We previously accounted for stock-based compensation issued to our employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the three months and the six months ended March 31, 2005 and the actual net earnings per share are presented below for the three months and six months ended June 30, 2006 in accordance with the Company's adoption of SFAS 123 ( R ) effective January 1, 2006.

For purposes of the following disclosures during the transition period of adoption of SFAS 123 ( R), the weighted-average fair value of option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended June 30, 2006: no dividend yield; expected volatility 110%; risk-free interest rate of 5.1%; and a expected five-year term for options granted. Had the compensation cost for the nine-months ended June 30, 2005 been determined based of the fair value at the grant, our net income(loss) and basic and diluted earnings(loss) per share would have been reduced to the pro forma amount for that period indicated below. For the quarter ending June 30, 2006, the net income and earnings per share reflect the actual deduction for option expense as compensation. Compensation recorded for stock options is a non-cash expense item.

The following pro forma information is to reflect the change from applying the provisions of FAS 123 and APB 25:

                                                         Nine-months ended
                                                              June 30,
                                                        2006            2005
                                                    -----------     -----------

Net loss .......................................    $(2,057,964)    $  (813,868)
Add: Stock-based compensation expense
     included in reported net (loss)
     income, net of related tax effects ........              -               -
Deduct: Total stock-base employee
        compensation expense determined
        under fair value based method for
        all awards, net of related tax
        effects excluded from net
        (loss) income: .........................             (-)             (-)
                                                    -----------     -----------
Net loss pro forma .............................    $(2,057,964)    $  (813,868)
                                                    ===========     ===========

Proforma earnings per share:
Basic ..........................................    $     (0.30)    $     (0.31)
                                                    ===========     ===========
Diluted ........................................    $     (0.30)    $     (0.31)
                                                    ===========     ===========

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of the options granted during the nine-month period ended June 30, 2005 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 5.1%; stock volatility of 110%; no dividends; and estimated life of 5 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standard Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.

In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 3 - RELATED PARTIES

Stockholders have loans amounting to $25,000 at June 30, 2006, which are non-interest bearing. During the nine months ended June 30, 2006, the Company has issued the note holder 125,000 shares of common stock in exchange for the individual to extend the maturity date of the note by 10 years. The cost associated with these shares has been accounted for as deferred finance charges, and are being amortized over the life of the deferral period. The shares were valued at $200,000 the fair value at the date of issuance. During the nine-month ended June 30, 2006, the Company issued 176,150 shares of common stock to the note holders in partial satisfaction of the notes payable. Such shares were valued at approximately $125,000 based on the quoted market price of the the Company's share of common stock.

The amortization of the deferred financing costs amounted to $35,000 for the nine month period ended June 30, 2006.

The Chief Executive Officer of the Company, from time to time, provides advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. During the nine-month period ended June 30, 2005, the Company issued 1,666,667 shares of preferred stock for $845,836. There are currently 1,256,667 shares of Series A Preferred Stock issued and outstanding at June 30, 2006.

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

In the event the Company sells, grants or issues any shares, options, warrants, or any instrument convertible into shares or equity in any form below $2.00 per share the warrant exercise price shall be reduced proportionately at a 20% discount rate of the effective price of such convertible instruments.

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

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 4 - STOCKHOLDERS' EQUITY (continued)

All of these five-year warrants are exercisable on a cashless basis.

On April 27, 2005, the Company effected a 1 for 80 reverse split of its issued and outstanding common stock. All amounts have been retroactively adjusted to reflect this split.

During the nine-month period ended June 30, 2006, Barron Partners, LP exercised 500,000 warrants at $0.80 per share. The Company received $400,000 in proceeds from the exercise of these warrants.

During the nine-month period ended June 30, 2006, the Company issued 213,877 shares to certain employees, consultants and a US retailer for services. The fair value of the shares amounted to approximately $197,000, based on the quoted price of the Company's share of common stock on the date of issuance. The fair value of such shares has been recognized as sales, general, and administrative expenses.

During the nine-month period ended June 30, 2006, the Company issued 176,120 shares of its common stock to two note holders in partial satisfaction of debt. The fair value of the shares at the date of the partial satisfaction amounted to approximately $127,000 and has reduced the debt by a corresponding amount.

NOTE 5 - STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

During the nine-month period ended June 30, 2006, the Company issued 453,535 shares of common stock to a consultant and a US retailer for services to be rendered. The fair value of the shares amounted to approximately $456,000, based on the quoted price of the Company's share of common stock on the date of issuance. The fair value of such shares has been recognized as deferred compensation and is recognized as a sales, general, and administrative expense over the terms of the agreements, which are one year. The amortization of the deferred compensation amounted to approximately $38,000 during the nine-month period ended June 30, 2006.

During March 2002, the Company adopted the "Management and Director Equity Incentive and Compensation Plan." The maximum number of shares authorized and available under the plan is 1,250,000 shares. Under the terms of the plan, the options expire after 5 years, as long as the employees remain employed with the Company.

Stock Options

During the nine-months ended June 30, 2006 and 2005, the Company had issued 47,500 shares pursuant to the exercise of stock options which generated proceeds of $32,000.

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 5 - STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (continued)

During the nine-month period ended June 30, 2006, the Company issued 500,000 options to employees. Such options were valued at approximately $370,000 at their date of grant. The options were valued based on the Black-Scholes model using the following assumptions: volatility 110%, risk-free interest rate 5%, dividend rate:0%, term 5 years. The fair value of the options was amortized over their vesting terms, which was up to one year. The amortization of the fair value of the options amounted to approximately $128,000 for the nine-month period ended June 30, 2006.

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable consist of normal trade receivables. The Company assesses the collectability of its accounts receivable regularly. During December 2005, the Company entered into a financing agreement with Sand Hill Finance. This agreement gives Sand Hill a security interest in all accounts receivable. The agreement allows the Company to finance up to 80% of receivables under 90 days old.

NOTE 7 - OTHER RECEIVABLES

Other receivables consists of trade receivables for the company PartiotNet, which was acquired in March 22, 2006.

NOTE 8 - SOFTWARE DEVELOPMENT AND SYSTEM DEVELOPMENT COSTS

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

As of June 30, 2006, such capitalizable software development costs were approximately $454,337. The amortization of the software development costs amounted to $206,143 during the nine-month period ended June 30, 2006. These costs will be amortized over a period of three years. The Company regularly reviews the value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

                          ICEWEB, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 9 - SIGNIFICANT CUMSTOMER INFORMATION AND SEGMENT REPORTING

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

Iceweb's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, web communications services. For the period ended June 30, 2006 all material assets and revenues of IceWEB were in the United States.

NOTE 10 - CONTINGENCIES

From time to time the Company faces litigation in the ordinary course of business. Currently, we are not involved in any significant litigations.

NOTE 11 - ACQUISITION

PatriotNet, Inc. is a professional Internet Service Provider (ISP) servicing over 3,500 customers with T-1, DSL, dial up lines and email services. In consideration for the purchase of the assets and liabilities including accounts receivable, equipment and intangibles for customer contracts in the amount of $392,325, the Company paid to PatriotNet (a non-related party to Iceweb) of (a) the payment of cash consideration by IOI to PatriotNet of $190,000 at Closing;
(b) the issuance by IceWEB of 100,000 shares of IceWEB common stock at Closing, valued at $1.00 dollar per share.

The excess value recorded for the acquisition of PatriotNet over the value of assets received less liabilities assumed has been recorded as customer relationships. Amortization expense for this intangible is provided by using the expected cash flow method for customer relationship capitalized from the date of acquisitions. The acquisition of PatriotNet occurred on March 22, 2006 and the Company has included PatriotNet operations in it's financials from that date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Part 1

OVERVIEW

The following Management's Discussion and Analysis ("MD&A"), is intended to help the reader understand the results of operations and financial condition of IceWEB. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

The Company provides hosted web-based collaboration solutions that enable organizations to establish Internet, Intranet, and email/collaboration services with little or no up-front capital investment. These enterprise software applications are normally cost prohibitive for Small businesses to deploy so IceWEB's targets these customers with a "Software as a Service" (Saas) recurring monthly service fee. IceWEB has brought these services to market using a "Software as a Service" (Saas) business model. The Company also provides consulting services to our larger enterprise and government customers including network infrastructure, enterprise email/collaboration, and Internet/Intranet portal implementation and support services. IceWEB also markets an array of information technology services and third party computer network hardware and software to large enterprise and government clients.

The majority of revenue historically has come from professional services, consulting, and hardware/software sales while IceWEB performed the necessary R&D and implementation of our hosted messaging, collaboration, Internet, and other hosted subscription services. Going forward, we will continue to engage in consulting and hardware/software sales; however, the majority of growth is anticipated to be in our "IceWEB Online" services area with products such as IceMAIL, IceVISTA, IcePORTAL, and IceCONNECT.

We intend to sustain the long-term growth of our business through technological innovation, engineering excellence, and a commitment to delivery high-quality product and services to our customers. We are pursuing new customers and revenue sources through our partners and affiliates as well as direct sales to commercial and government customers. We are increasing our use of partners to leverage their existing client base and our combined talents to pursue more online recurring subscription-based services. We are experiencing a greater than 95% retention rate among our subscription-based monthly services such as IceMAIL, IceVISTA, IcePORTAL, and IceCONNECT so every new customer brings us long-term recurring revenue with no recurring cost of sale. Our traditional hardware/software sales and consulting services does, however, continue to be our primary source of revenue at this time and for the next two to three fiscal quarters.

IceWEB has completed several acquisitions over the past five years in an effort to gain technology strength and additional customers. These acquisition have brought computer networking, software development, and Internet-based software service capabilities to the company that were required to expand into the relatively young but prosperous SaaS market.

   o In June 2001, IceWEB acquired the assets of Learning Stream, Inc. provider of digital content streaming services. Online educational courses are still available for purchase on the Internet through www.learningstream.com. It is our intention to improve this web site and increate the selection of online courses for sale within the next 3-6 months. One method of accomplishing this is our recent agreement with MindLeaders which will enable IceWEB to greatly expand our available course offerings on the web.

   o In June 2003, IceWEB acquired all of the outstanding stock of Interlan Communications, Inc., a provider of data communications and networking solutions for business, government, and education. Interlan provided technical services including presales design and consulting, installation, troubleshooting, and long term maintenance and support contracts. Hardware/software sales and integration services continue to generate revenues for IceWEB based on vendor partners and customer relationships from this acquisition.

   o In June 2003, IceWEB acquired all of the outstanding stock of The Seven Corporation, a provider of network engineering services to commercial and government customers throughout the United States. IceWEB continues to generate revenue from this practice and the customers gained by this acquisition.

   o In October 2003, IceWEB acquired the software ownership rights and customers of Iplicity, Inc. of Virginia. Iplicity had developed a complete content management software platform based on open source architecture to run in any operating environment. In this transaction we acquired software licenses, source code, potential patents and trademarks that were utilizing in developing the current IceVISTA product line.

   o In May 2004 IceWEB acquired substantially all of the assets of DevElements, Inc. of Virginia, a professional IT consultancy firm that designs, develops and implements web-based portal solutions. In this transaction we acquired software licenses, source code, potential patents and trademarks, as well as some cash and tangible assets. Engineering skills, programming code, and revenue from this acquisition are still being leveraged in IceWEB's IceVISTA product.

   o In March 2006, the Company, through its wholly-owned subsidiary, IceWEB Online, Inc., completed the acquisition of substantially all of the assets and some liabilities of PatriotNet, Inc. This brought over 3000 customers with recurring subscription-based services into IceWEB. IceWEB has consolidated customer service and technical personnel to improve overall operational efficiencies within the company. PatriotNet customers and our service offerings continue to generate revenue for the Company and will be sold under the IceCONNECT product/service going forward.

The Company generates revenues from sales of software licenses, hosting of software applications over the Internet, application development, and network management/integration products and services. During fiscal 2005 we have performed a substantial amount of R&D and implementation to introduce new products and services to the market. The combined skills and technology gained from our strategic acquisitions over the past five years has allowed us to bring leading edge enterprise technologies to small and medium sized businesses. We anticipate that our revenues for SaaS subscriptions will exceed our legacy hardware/software sales and integration in fiscal 2007.

We believe that the key factors to our continued growth and profitability include the following:

   o The introduction of our IceWEB Vista portal software which was released June 2005 combined with web portal systems and customers from PatriotNet.

   o The launch of IceMAIL in December metricconverterProductID2005, a2005, a packaged service that provides a network-hosted groupware, email, calendaring, and collaboration solution utilizing Microsoft Exchange, the most widely used enterprise messaging system available.

   o The introduction of the IcePORTAL service in Q4 of FY2005 based on Microsoft SharePoint which will integrate with IceMAIL and provide small business customers with a complete collaboration solution when combined with IceMAIL.

   o Continued focus on developing strategic partnerships with key retail and small business solution providers such as CompUSA, Simply Wireless, and Intelligent Office--all of which entered into sales and marketing agreements with IceWEB in July 2006 to sell IceMAIL, IcePORTAL, and IceVISTA.

   o Raising approximately $4 million of additional working capital to expand our marketing, support our growth and for an acquisition of an additional company in the software services group.

   o  Hiring additional qualified technical employees

RESULTS OF OPERATIONS

NINE  MONTHS ENDED JUNE 30, 2006 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 2005

                                                                       Increase/     Increase/
                                          For the Nine Months Ended   (Decrease)    (Decrease)
                                                   June 30,            in $ 2006     in % 2006
                                              2006          2005        vs 2005       vs 2005
                                          -----------   -----------   -----------   -----------
Net Sales ..............................    2,970,046     4,987,776   $(2,017,730)       -40.5%
                                          -----------   -----------   -----------   -----------

Cost of goods sold .....................    2,401,566     3,789,535    (1,387,969)       -36.6%

Gross Profit ...........................      568,480     1,198,241      (629,761)       -52.6%
                                          -----------   -----------   -----------   -----------
Operating expenses:
Research and development ...............       17,936             -        17,936           NM
General and administrative expenses ....    2,375,639     1,987,031       388,608         19.6%
                                          -----------   -----------   -----------   -----------
  Loss from operations .................   (1,825,095)     (788,790)    1,036,305        131.4%
                                          -----------   -----------   -----------   -----------

Interest expense .......................      232,869        44,361       188,508           NM
Other incomes ..........................            -        19,283       (19,283)          NM
                                          -----------   -----------   -----------   -----------
Net loss ...............................   (2,057,964)     (813,868)  $(1,244,096)       152.9%
                                          ===========   ===========   ===========   ===========
NM:  Not meaningful

Revenues

The decrease in the revenues during the nine-month period ended June 30, 2006 when compared to the prior year period is due to a number of factors. The business of two divisions, integration and critical power which resell third party equipment, represents approximately 55% of top line revenue, is very cyclical. Both divisions experienced higher then usual customer delays on forecasted business for this period. The company is in the process of restructuring its business in order to limit and/or remove the impact of these third party influenced scenarios by shifting focus to internally developed products and services. The company expects revenues to grow from internally developed products and services, despite the restructuring away from third party product sales. The company also continues to target strategic acquisitions to assist in this growth, as well as continued marketing for its products and services.

Cost of Sales

The decrease in cost of sales during the nine-month period ended June 30, 2006 when compared to the prior period is commensurate with our decrease in revenues.

Research and development expenses
The increase in research and development expenses is primarily due to our amortization of research and development expenses, which up to March 31, 2006, were capitalized. No such expenses were amortized during the ine-month period ended June 30, 2005.

Sales, general and administrative expenses

Our sales, general and administrative expenses consists of personnel costs, including commissions, public relations, advertising, marketing programs, lead generation, travel and trade shows as well as rent, legal, accounting, human resources, telecommunications, office supplies and other costs related to our corporate governance and compliance with the reporting requirements of publicly held companies.

The increase in sales, general, and administrative expenses is primarily due to the following:

Issuance of shares to employees and third parties amounting to approximately $197,000 as well as the amortization of the fair value of the stock options issued to employees amounting to approximately $128,000. No such expenses occurred during the nine-months ended June 30, 2005.

We anticipate that general and administrative expenses will continue to remain flat or decline during the balance of fiscal 2006, with the exception of share-based paymentsthat the Company may incur from time to time. The acquisition of PatriotNet should not increase the sales, general and administrative cost of the Company. The Company has already made adjustments to operations of PatriotNet to eliminate redundant overhead.

Amortization expense for intangibles will continue to be substantially lower due to the expensing of approximately all of the $1,800,000 previously recorded goodwill in the prior periods. Amortization expense is provided by use of the straight-line method over five years for IceMail software development costs and the remaining customer relationships capitalized during acquisitions.

Interest Expense

Interest expense consists primarily of the amounts accrued on our revolving credit line with Comerica Bank and notes payable to related parties. The decrease in interest expense for the nine-month period ended June 30, 2006 is primarily due to having a lower weighted-average debt during the nine-month period ended June 30, 2006 when compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Net cash used in operating activities amounted to approximately $545,000 during the nine-month period ended June 30, 2006.

The net cash used in operating activities consist of our net loss, which amounted to approximately $2.1 million adjusted for the following:

   o  Depreciation and amortization of approximately $649,000

   o Fair value of options issued to employees and consultants of approximately $128,000

   o Fair value of shares issued to employees and consultants for services rendered of approximately $197,000

   o Decrease in accounts receivable of $1.1 million resulting from lower revenues

   o  Acquisition of intangible assets of approximately $332,000

   o Capitalization of research and development expenses of approximately $454,000 resulting from greater resources allocated to research and development to develop internally new products

   o A decrease in accounts payable of approximately $177,000 due to a better cash flow position than in the prior periods.

Net cash used in investing activities for the nine months ended June 30, 2006 was $328,904 and is primarily due to a cash outlay to acquire Patriot for approximately $185,000 and incurring capital expenditures of approximately $144,000.

Net cash provided by financing activities amounted to approximately $446,000 during the nine-month period ended June 30, 2006 and is primarily due to the generation of proceeds of $400,000 from the exercise of warrants, and increase in the line of credit of approximately $137,000, offset by payments made to related parties of approximately $84,000.

At June 30, 2006 we had an accumulated deficit of approximately $9.0 million and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2005 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses and cash used in operations. There are no assurances that we will report net income in any future periods.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During March 2006, we issued 10,031 shares to an employee for services rendered. The fair value of the shares amounted to $11,536.

         During March 2006, we issued 100,000 shares to a consultant for investor relations services. The fair value of the shares amounted to $100,000.

         During April 2006, we issued 150,000 shares to two employees for services rendered. The fair value of the shares amounted to $111,536.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER EVENTS

         On August 16th G. Tony Munno, the President of the company and Brian Crooks, The Chief Financial Officer of the company resigned effective immediately.

ITEM 6.  EXHIBITS

         Exhibit No.       Description
         -----------       -----------

         Exhibit 31.1 Certification of Principal Executive Officer pursuant to Section 302

         Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302

         Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section 906

         Exhibit 32.2 Certification of Principal Financial Officer pursuant to Section 906

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IceWEB, Inc.


Dated: August 21, 2006               By: /s/ John R. Signorello
                                        ----------------------
                                        John R. Signorello,
                                        Chairman and CEO,
                                        Principal Executive Officer