Form 10KSB
period 2006-09-30
ICEWEB INC
filed 2007-02-08
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-27865

ICEWEB, INC.
(Name of small business issuer in its charter)
Delaware	13-2640971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 Van Buren Street, Suite 150 Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (703) 964-8000

Securities registered under Section 12(b) of the Exchange Act:

None	None
(Title of each class)	(Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $4,768,993 for the 12 months ended September 30, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of February 5, 2007 the aggregate market value of the common stock held by non-affiliates at the closing price of the registrant's common stock is approximately $2,695,711.

State the number of shares outstanding of each of the issuer's class of common equity. As February 5, 2007, 9,677,909 shares of common stock are outstanding.

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

Not applicable

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☒

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made in this annual report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Part I - Item 1. Description of Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

ITEM 1. Description of Business

OVERVIEW

We are an Internet technology company headquartered in Herndon, Virginia, which was founded in 2000 and became public in 2002 through a reverse merger. Our focus has consistently remained on providing small businesses enterprise-class applications via the Internet in a hosted service model (Software as a Service or “SaaS”). Our products and services are used by organizations in both the public and private sectors. Through internal software development and a series of acquisitions, we have developed a suite of robust, hosted software application services that are accessed by our customers via the Internet. Our current “online” products include IceMAIL (messaging), IceVISTA (web hosting), and IcePORTAL (Intranet portal). Our goal is to bring this enterprise-class technology, normally affordable by only large corporations, to small business customers via a recurring monthly subscription model. This recurring revenue along with little or no startup costs make IceWEB more costs effective and faster for small businesses to begin using our technology service.

Complementing the online service offerings is our IceWEB Solutions Group. The IceWEB Solutions Group focuses on providing computer network security products such as access control, content filtering, email security, intrusion detection, and the latest layer 7 firewall technology to the Federal Government. IceWEB’s key partners are Secure Computing, Internet Security Systems, RSA Security, Blue Coat and F5 Networks.  The combination of our vendor partners/manufacturers, customers, and Government contracting vehicles enables IceWEB to be successful in providing the industry’s best network security solutions to the Federal Government and commercial integrators who service the Government.

48% of revenues were generated by the IceWEB Solutions Group’s reselling of third-party hardware and software 52% of revenues were generated by services and online web subscriptions.

OUR PRODUCTS AND SERVICES

IceWEB has two lines of business that have many common technologies and leverage our personnel and vendor/manufacturer relationships: IceWEB Online services and IceWEB Solutions Group.

ONLINE PRODUCTS AND SERVICES

Our focus is providing enterprise-class applications via the Internet in a hosted service model (Software as a Service or “SaaS”). Our goal is to have all of the IceWEB “online” service offerings automatically provision new accounts and offer our customers web-based control panels for “self service” account management.  Customers can purchase products/services via the IceWEB web site and have their new account/service automatically created without human intervention or manual steps taken by IceWEB Customer Service.  The web-based control panel enables IceWEB Customer Service to manage all services/products via a single interface, adjust customer billing information, view reports, and control resellers.  Customers use a version of this same control panel system to view all of their IceWEB Online services, adjust their billing information, view past bills, and activate new services.  This “self service” is coupled with IceWEB Customer Service via telephone, email, and live chat to complete our IceWEB Online service offerings.

Starting with enterprise messaging (IceMAIL), collaboration (IcePORTAL), and web hosting (IceVISTA) services, IceWEB will continue to add additional software systems to our server farms.  Each application and service has the goal of bringing enterprise-level applications, normally cost effective for only large corporations, to small business customers through a monthly/annual subscription plan.  This recurring revenue business model brings more consistent profits to the company with a much higher customer retention rate than any other service IceWEB has ever offered (currently over 90% retention rate).

IceMAIL

In December 2005, we launched IceMAIL, a packaged service that provides a network-hosted groupware, email, calendaring, and collaboration solution utilizing Microsoft Exchange, the most widely used enterprise system available. Customers are able to leverage the full capabilities of Microsoft Exchange and Microsoft Outlook without the initial implementation and maintenance costs associated with such an advanced system. In addition to providing hosted Exchange services, IceMAIL focuses on providing wireless PDA/Smart Phone synchronization services that enable our customers to have everything in Outlook/Exchange available while traveling away from their office. IceWEB can function as a single-source provider of wireless PDA/Smart Phones, GoodLink or Blackberry software, and the cellular carrier services through agent/reseller arrangements with those companies. IceMAIL also forms marketing initiatives with PDA/Smart Phone manufacturers to create demand for our subscription based services while driving sales of those manufacturers’ devices.

IceMAIL is based on the advanced Microsoft Exchange platform which provides industry-leading features such as calendars, group scheduling, contact management, task management, notes, and shareable public folders. Using the latest in network hosting, wireless, and Internet technologies, IceMAIL is accessible from anywhere on the Internet via Microsoft Outlook or a web-browser. For the true "road warrior", we will also offer wireless handheld PDA access using a Palm Treo, RIM Blackberry, Windows PocketPC, or SmartPhone devices.

Features of IceMAIL include:

●	Use your own professional email domain name
●	Manage your personal/business calendar. See when employees are available for meetings
●	Share your calendar with people you choose or delegate permissions to your assistant
●	Schedule shared resources such as conference rooms, projectors, vehicles, technicians, etc.
●	Spam and virus protection
●	Assign tasks to employees and track progress
●	Track all calls, emails, or documents relating to a person contained within your contacts list
●	Optional inbound/outbound faxing from Outlook or your wireless PDA
●	IceMAIL handles all system maintenance, daily backups, security updates, and end-user support
●	Real-time synchronization of email, calendar, contacts, and tasks to your cellular PDA using ActiveSync, GoodLink, or Blackberry
●	View or edit file attachments from your PDA
●	All users receive the latest Microsoft Outlook software free (a $110 value each)

IcePORTAL

IcePORTAL leverages the power of Microsoft SharePoint to provide customers with a complete Intranet portal for their company. Customers can share and manage announcements, tasks, events/calendars, document libraries, pictures, discussion threads, and more through a single web-based portal with no need to purchase their own network file server.

Features of IcePORTAL include:

●	Provide a central location for all of employees to log into via a web browser for all of a company’s company news, announcements, document libraries, and phone directories.
●	Enables access to a company’s Intranet securely from anywhere in the world via the Internet. And no VPN configuration is required
●	Eliminates the need to purchase and maintain a network file server within a company which could cost $20,000 or more each year.
●
Stores all of a company’s files and documents within multiple document libraries and directories.  Assign read/write/delete permissions to some or all employees for each document library, the customer has complete control of who can access each section of their Intranet portal.

●	Search for information or documents/files right from within the Intranet portal’s main page.
●	Post company news, announcements, calendars/events, or track tasks all via the Intranet portal.
●
Create sub-portals or sections within a customer’s Intranet portal for vendor/partners or customers with complete control of account and passwords so the customer controls what they can see/view/edit and what portions of the Intranet portal they can access.

●	Customize the portal layout, colors, theme, and specific modules/features to a customer’s liking—include company stock quotes and news that is automatically updated from the Internet.

IceVISTA

IceVISTA provides web hosting services. Customers leverage IceVISTA’s network security, servers, and redundant data center environment for their critical web hosting needs. Typically, customers have both a public facing web site which is the focus of IceVISTA and also an internal Intranet web site which is serviced by our IcePORTAL product. IceVISTA includes a combination of web technologies from Microsoft and open source software providers. Specific web hosting needs vary depending on what operating system platform and web programming language is used by the web developer. IceVISTA supports all of the most popular web platforms and technologies thus providing customers with flexibility and reliability for their web hosting needs. IceVISTA provides both shared and dedicated web services solutions and currently hosts numerous content management and database-driven solutions for our customers.

LEARNINGSTREAM.COM

LearningStream.com is an online business education portal that offers subscription-based online classes to consumers and corporate customers (managers, employees, associations, etc.). Business professionals can choose among many different subjects such as making presentations, managing people and learning software applications from training developers such as Fred Pryor Seminars, CareerTrack and Evelyn Woods. LearningStream currently hosts 13 online video training classes and will expand to more than 100 in Q2 2007.

IceWEB SOLUTIONS GROUP (www.icewebsg.com)

IceWEB’s Solutions Group specializes in network infrastructure security solutions. Through our team of engineers and our partners Secure Computing, RSA Security, ISS, Blue Coat, F5 Networks, McAfee and Cisco, we provide government agencies with the firewall, authentication, PKI, encryption, and traffic filtering products and services to protect your network infrastructure.

●	Firewall implementation and management/monitoring
●	Intrusion Detection System implementation and management/monitoring (IDS or IPS)
●	Security Information Management System implementation and management/monitoring
●	Load Balancing & High Availability Solutions
●	User Authentication
●	Remote Access Control
●	Anti-Virus/Anti-Spam
●	Content Filtering and URL Filtering
●	E-mail Security

With our headquarters office located just outside of Washington D.C., IceWEB has specialized in Federal Government (DOD and civilian agencies) solutions for over 6 years. We have multiple GSA, GWAC, and BPA agreements with key agencies to make purchasing simple. More importantly, we have the technical talent and manufacturer relationships to help government agencies design, build, secure, and manage your network infrastructure.

PRINCIPAL CUSTOMERS

For the fiscal year ended September 30, 2006 two of our customers represented approximately 43% of total revenues for the year and approximately 51% of our accounts receivable at September 30, 2006 are due from these two customers. Both of these customers purchase products and services from us on a purchase order basis and, accordingly, may elect at any time to purchase similar products or services from our competitors.

TECHNOLOGY

IceWEB “online” products are web-based systems available from any computer in the World via the Internet. IceWEB is leveraging the Internet as the transport mechanism to deliver its services due to its wide availability and relatively low cost for connectivity. IceWEB leverages commercial off-the-shelf (COTS) software whenever possible for its three primary advantages: quick time to market/delivery, reduced upgrade and maintenance costs, and reduced internal development/R&D costs. The key to our success has been in partnering with the best manufacturers and selecting software products that can be turned into a Software as a Service (SaaS) that can be sold via a subscription.

The specific software systems we host include IceMAIL, IcePORTAL, and IceVISTA. Each of these systems are hosted in a tier-one data center located in Northern Virginia technology corridor area. With redundant Internet connections, power systems, fire suppression, 24x7 security guards, biometric scanners, and network security systems, the IceWEB services are very well protected and far exceed what individual small business customers could afford if they were to host a similar system of their own.

IceMAIL (www.icemail.com) is a customized implementation of Microsoft Exchange that is specialized for multi-tenant (multiple customers and domains) use. This specialized implementation provides customers all of the features of Microsoft Exchange and the email client Microsoft Outlook; however, scales of economy are gained by hosting multiple customers on our server farm. This enables us to provide Exchange hosting services at a fraction of the cost that individual customers would pay to implement their own internal solution. The IceMAIL server farm consists of redundant Microsoft Windows servers, Active Directory Servers, front-end Exchange servers, SMTP servers, back-end database servers, Storage Area Networks (SANs), GoodLink, Blackberry, ActiveSync, and backup systems. Network security is provided by multiple firewalls and/or gateways and filtering systems. The online purchasing, provisioning, and web-based management consoles are based on technology from SWsoft who is a World-wide leader in software/control systems for Internet and Application Services Providers (ASPs) such as IceWEB.

IcePORTAL (www.iceweb.com/iceportal_home.asp) is a customized implementation of Microsoft SharePoint. The SharePoint system provides integration with Microsoft Exchange, and thus IceMAIL, which reduced the need for IceWEB to develop our own modules and software code. The IcePORTAL data is stored using Microsoft SQL and a Storage Area Network (SAN). Services are provided to customers via the Internet and each customer’s “portal” is available through a standard web browser such as Internet Explorer. As it is integrated with IceMAIL, the same network security and redundant servers and data center systems are leveraged. This enabled IceWEB to deploy IcePORTAL for minimal additional costs.

IceVISTA (www.icewebvista.com) consists of several web hosting technologies and servers. Customers are hosted on individual dedicated servers and also shared-host web servers depending on their need and specialized applications. There are several DotNetNuke (DNN) based web sites with some custom-developed modules as well as static web sites hosted on Microsoft Internet Information Server (IIS) (Windows operating system) and Apache running on the Linux operating system.

LearningStream (www.learningstream.com) is running on numerous web servers and streaming media servers. Course content is streamed via the Internet from Real and Windows Media servers while online purchasing and the course catalog are hosted on Microsoft-based web servers. Additional course content to be added in fiscal year 2007 may reside outside of the IceWEB server farms and be streamed directly from the course content provider/partner that IceWEB has contracted.

MARKET AND TRENDS

The market for hosted network applications and wireless access to web content is expanding exponentially. More and more small businesses are selecting “hosted applications” instead of purchasing and deploying internal network servers. IceMAIL, IcePORTAL, and IceVISTA are specifically targeted to these small business customers.

According to IDC, the Software as a Service market will be $8.0 billion by 2007 with an annual growth rate of 25%. More businesses are outsourcing their software services to hosted providers such as IceWEB in order to reduce their up-front capital expenditures for software technology. Microsoft says “hosting providers…are now positioned to act as a primary software delivery channel for everyone from consumers to small businesses and large enterprises”.

SALES AND MARKETING

We sell our products and services through our direct sales force, online marketing and through strategic channel partners. Our direct sales process typically includes a demonstration of our product capabilities followed by one or more detailed technical reviews. Our employees utilize our software to generate leads, sales, demos and references. Our internal operations and sales tracking all run on our IceMAIL and IcePORTAL platforms.

In June 2006, we entered into an agreement with CompUSA to private label our IceMAIL service offering for them. Customers may now purchase IceMAIL subscriptions in person at any CompUSA location or via CompUSA’s website (www.compusa.com/icemail). IceWEB has conducted training at CompUSA corporate and retail stores as well as provided marketing collateral, online presentations, and a sales training video. IceWEB is one of the first Hosted Exchange providers to enter the retail market so we cannot reliably predict the success of this and other potential retail partnerships.

During fiscal 2005, we did not have an effective marketing strategy in place and relied mostly upon direct sales and marketing through radio and print advertisements in regional markets within the National Capital Area. These efforts succeeded in getting the IceWEB name publicized but did not produce significant revenues. The CompUSA partnership took several months to train their employees, update their web site, and begin in store sales so this channel relationship provided no revenue in FY2005. In FY2006, we have a specific marketing plan that includes more concise Internet marketing of the IceMAIL and IcePORTAL products along with magazine or print advertisements in primary and secondary markets throughout the U.S. IceWEB will also contract with a professional marketing firm to further enhance our product marketing and improve our Internet search engine optimization, pay-per-click advertising, and direct marketing sales pitch. Our marketing efforts also produce materials in support of prospective sales to new customers, including brochures, data sheets, white papers, presentations and demonstrations. For the fiscal years ended September 30, 2006 and 2005 we spent $225,338 and $56,538, respectively, on marketing.

RESEARCH AND DEVELOPMENT

IceWEB performed software development and research/development efforts in fiscal 2006 relating to the IceMAIL and IcePORTAL products. IceMAIL began sales in December 2005; however additional development for the online shopping cart, automatic provisioning system (based on SWsoft PEM), and web-based management consoles was a significant amount of effort in Q1 and Q2 of fiscal year 2006. IcePORTAL research and development to prove the feasibility of the solution was conducted in Q3 and Q4 of fiscal year 2006. The product was not launched to the public until January 2007 based on these R&D efforts.

The bulk of our research and development efforts for the coming year will focus on providing additional hosted application service offerings and improving features for our current “online” service offerings.

Additional features to be added to IceMAIL and also available individually include messaging encryption, content filtering, and “certified” email. These would generate additional revenue to IceWEB once fully developed and deployed. We expect to deploy the first pieces of this solution early in the third quarter of fiscal 2007. We anticipate that we will fully launch this offering, currently called “IceSECURE” by the fourth quarter fiscal 2007.

Additional archiving and compliance management services will also be added to IceMAIL in FY2007. Computer systems, storage, and software will be implemented to provide current and future IceMAIL customers with increased data storage options including long-term archiving and compliance management to meet industry or Government-specific regulations for data retention. These services will generate additional revenue for IceWEB and attract new customers that must have these services in order to outsource their email system to IceWEB.

IceWEB will implement additional online purchasing and automated provisioning so that the IcePORTAL and IceVISTA services become visible and manageable within the current SWsoft-based web control panel system. Currently, only IceMAIL has fully automated provisioning and online purchasing. Adding these capabilities to IcePORTAL and IceVISTA will reduce our operational support costs while providing current and new customers a single web-based management console to manage all of their IceWEB-based software services.

A new LearningStream web site, additional course content, and a new online purchasing system will be deployed in Q3 of fiscal 2007. This new content and ordering system will greatly improve the ease of use of the web site and is anticipated to increase revenues due to the increased number of online courses that will be available.

Our technology plan calls for a research and development budget of $250,000 per quarter for fiscal 2007 in order to accomplish the above goals.

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

COMPETITION

Our competitors include portal vendors, application service providers, software vendors, systems integrators and information technology consulting service providers who offer some or all of the same products as we do. Our competitors, particularly for IceMAIL, IcePORTAL, and IceVISTA, include InterMedia.net, MailStreet, Mi8 Inc, and USA.net. Our competitive strategy is to undercut the pricing model of our competitors while delivering a higher value to customers and building brand name recognition for our company and our products. We are also pursuing retail channels for sales (beginning with our recent CompUSA partnership) which to our knowledge, our competitors have not attempted. We face significant competition from these and other companies, most of which have greater brand recognition, are better capitalized than us and can obtain financing on more favorable terms. We may never be able to successfully compete in our target market.

In addition, there are relatively low barriers to entry into the Company's business, and the Company does not believe its proprietary technology would preclude or inhibit competitors from entering its markets. As such, the Company anticipates that new entrants will try to develop competing products and services as well as new forums for conducting eCommerce that could be deemed competitors. However, the Company believes it can compete successfully by relying on the Company's established infrastructure, marketing strategies, market futures anticipation, systems and procedures. In addition, the Company will continue to add additional products and services in the future and periodically revise its methods of doing business and also pursue its expansion into international markets, where the Company believes there is an overall lower level of competition.

STRATEGY

During fiscal 2007 the Company plans on greater automation for IceMAIL, IcePORTAL, and IceVISTA products. By using internal and external technical resources the Company will enable customers to manage and control their own environment (self service) or working with IceWEB Customer Service. IceWEB will be one of the few companies that allow customers almost total control of their features via web-based account management tools. All of our service offerings will have online purchasing and automated provisioning (account creation) that reduced human intervention for these repeatable tasks. This also helps customers with the desire for “immediate satisfaction” by having their product or service immediately available upon purchase.

The IceWEB Solutions Group’s focus on network security and the Federal Government will continue. We are carefully evaluating new technology products and manufacturers. By continuous training of our employees and partnering with our key vendor partners, we can continue to accelerate our growth in this market.

ACQUISITIONS

We plan on continuing to pursue strategic acquisitions that will broaden our product offerings and customer base, advance and expand our technological abilities, increase our cash flow and profitability, and diversify our operations.

EMPLOYEES

As of January 31, 2007, IceWEB employed a total of 25 employees, all of whom work full-time. The Company has no collective bargaining agreements with any unions and believes that the overall relations with its employees are satisfactory. We also from time to time use consultants to fulfill contracting requirements.

OUR HISTORY

IceWEB completed a reverse merger, in March 2002, with OTCBB:DSSC. Prior to this, the public entity was originally, formed under the laws of the State of Delaware in February 1969. For many years, we were a wholesaler of custom one, two, three and four-color processed commercial printing, as well as disposable and durable office equipment including stock paper, fax paper, fax and copy machines, computers, file cabinets and safes. We conducted our business throughout the United States of America and Puerto Rico from our headquarters in New York.

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

In March 2006 we acquired PatriotNet, Inc., an Internet service provider, for total consideration of $290,000 of which $190,000 was paid in cash and we issued 100,000 shares of our common stock valued at $100,000. At the time of the acquisition, the fair value of the assets acquired exceeded the purchase price by $390,600 which we treated as goodwill for accounting purposes. From the date of acquisition through September 30, 2006 revenues from PatriotNet were approximately $316,000 and represented approximately 6% of our consolidated revenues. On December 1, 2006 we sold PatriotNet to Leros Technologies, a third party, for $150,000 in cash and the assumption of $60,000 in liabilities. At September 30, 2006 we recorded goodwill impairment of $180,000 related to this transaction.

On December 1, 2006 we sold 100% of the capital stock of our wholly-owned subsidiary, Integrated Power Solutions, Inc. to John Younts, a related party, for the assumption of approximately $200,000 in liabilities. In FY2006, revenues for IPS accounting for approximately $457,000 or 9.5% of overall IceWEB revenues.

On November 15, 2006, IceWEB acquired the assets of True North Federal Solutions group for $350,000 of which $250,000 was paid in cash and $100,000 due upon future terms of the agreement. Under the terms of the agreement, IceWEB acquired the customers, forecast, contract renewals, and GSA schedule of True North Federal.

RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS ABSENT A MATERIAL INCREASE IN OUR REVENUES.

We have an accumulated deficit of $10,871,042 at September 30, 2006. For the years ended September 30, 2006 and 2005, we had a net loss attributable to common shareholders of approximately $4,370,000 and approximately $1,900,000, respectively, and cash used in operations was approximately $1,000,000 and $920,000, respectively. The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended September 30, 2006 contains a qualification expressing substantial doubt as to our ability to continue as a going concern as a result of our net losses and cash used in operations. We reported a decrease in our revenues for fiscal 2006 as compared to fiscal 2005 of approximately 30% and we cannot assure you that our revenues will increase in future periods, nor can we assure you that they will not decrease. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through the issuance of equity and short-term loans. Capital is typically needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary if we wish to acquire additional assets or companies and for the effective integration, operation and expansion of these businesses. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. At September 30, 2006, we had a working capital deficit of $1,626,966 as compared to a working capital deficit of $319,137 at September 30, 2005. This change is primarily attributable to the financing arrangement with Sand Hill Finance to factor accounts receivable. We will need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We cannot assure you that additional working capital is available to us in the future upon terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs, make additional acquisitions, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

WHILE THE SHARES OF OUR SERIES B CONVERTIBLE PREFERRED STOCK IS OUTSTANDING WE ARE PROHIBITED FROM ENTERING INTO CERTAIN TYPES OF EQUITY AND DEBT TRANSACTIONS WHICH MAY ADVERSELY AFFECT OUR ABILITY TO RAISE WORKING CAPITAL AS NEEDED.

Under the terms of our sale of Series B Convertible Preferred Stock in December 2005, we agreed to a number of limitations on our future capital raising activities, including:

●	for a period of three years we will not issue any convertible debt or preferred stock

●
for a period of two years we will not enter into any new borrowings of more than twice as much as the sum of EBITDA(earnings before income taxes, depreciation and amortization)from recurring operations over the past four quarters,

●	for so long as the shares are outstanding we will not issue any debt or equity securities with a floating conversion price or reset feature, and

●
for so long as the shares are outstanding we cannot issue any common stock or securities which are convertible into common stock at an effective price per share less than the conversion value of the Series B Convertible Preferred Stock which is initially $0.2727 per share.

These restrictions are likely to adversely affect our ability to raise working capital as needed in future periods as the types of financing transactions generally available to us and other comparably-sized public companies often involve the sale of a convertible security with a reset feature, or the sale of common stock at a discount to market.

WHILE SHARES OF OUR SERIES A CONVERTIBLE PREFERRED STOCK ARE OUTSTANDING WE ARE PROHIBITED FROM UNDERTAKING CERTAIN CAPITAL RAISING TRANSACTIONS WHICH MAY MATERIALLY ADVERSELY EFFECT OUR ABILITY TO RAISE FUNDS IN FUTURE PERIODS.

The designations of the Series A Convertible Preferred Stock prohibit us from selling common stock or any other security which is convertible into common stock or issuing any rights, options or warrants which entitle the holder to purchase shares of our common stock at a price less than $0.60 per share, subject to adjustment. So long as shares of our Series A Convertible Preferred stock are outstanding, this prohibition will prevent us from raising additional capital at an effective offering price of less than $0.60 per share. While the market value of our common stock as of the date of this annual report is greater than $0.60 per share, we do not know if the trading price of our common stock will remain above $0.60 per share in future periods, particularly in light of the fact that we may be significantly increasing the number of shares of our common stock which will be freely tradable as a result of sales made by the selling security holders under that prospectus. If the market price of our common stock should fall to a price range which is near or below $0.60 per share we may be unable to raise capital in future periods as needed which could adversely affect our liquidity, operation of our company and ability to continue as a going concern.

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

OUR FACTORING AGREEMENT WITH SAND HILL FINANCE, LLC CONTAINS CERTAIN TERMS WHICH MAY ADVERSELY AFFECT OUR ABILITY TO RAISE CAPITAL IN FUTURE PERIODS.

In December 2005 and as amended during fiscal 2006, we entered into a Finance Agreement with Sand Hill Finance, LLC for a $1.8 million accounts receivable factoring line. Under the terms of this agreement we agreed not to take certain actions including undertaking a transaction which would result in a change of control of our company or the transfer of more than 20% of our securities and incurring any indebtedness other than trade credit in the ordinary course of business. These restrictions may limit our ability to raise working capital as needed.

OUR PRIMARY ASSETS SERVE AS COLLATERAL UNDER OUR ACCOUNTS RECEIVABLE FACTORING LINE. IF WE WERE TO DEFAULT ON THIS AGREEMENT, THE LENDER COULD FORECLOSE ON OUR ASSETS.

The revolving line with Sand Hill Finance, LLC is collateralized by a blanket security interest in our assets. If we should default under the terms of this agreement, the lender could seek to foreclose on our primary assets. If the lender was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

WE ARE RELIANT ON REVENUES FROM TWO CUSTOMERS. BECAUSE WE ARE NOT A PARTY TO LONG TERM AGREEMENTS WITH EITHER CUSTOMER, THE LOSS OF ONE OR BOTH OF THESE CUSTOMERS WOULD BE ADVERSE TO OUR FINANCIAL RESULTS IN FUTURE PERIODS.

Revenues from two customers represented approximately 43% and approximately 37% of total revenues for the years ended September 30, 2006 and 2005, respectively, and approximately 51% of our accounts receivable at September 30, 2006 are due from these two customers. Both of these customers purchase products and services from us on a purchase order basis and, accordingly, may elect at any time to purchase similar products or services from our competitors. Until such time, if ever, as we are able to sufficiently expand our sales efforts and remove this dependency on revenues from these two customers, if one or both of them should cease purchasing products and services from us our revenues and results of operations would be materially adversely affected.

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

THE EXERCISE OF WARRANTS AND OPTIONS AND THE CONVERSION OF SHARES OF OUR SERIES A and B CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At December 31, 2006 we had outstanding:

●	9,677,909 shares of our common stock,

●	1,256,667 shares of Series A Convertible Preferred Stock which is convertible into 1,256,667 shares of our common stock,

●	1,833,334 shares of Series B Convertible Preferred Stock which is convertible into 1,833,334 shares of our common stock,

●	common stock purchase warrants to purchase a total of 6,335,000 shares of our common stock with exercise prices ranging from $0.70 to $9.60 per share, and

●
options granted under our 2000 Management and Director Equity Incentive and Compensation Plan which are exercisable into 1,624,032 shares of our common stock with a weighted average exercise price of $0.78 per share.

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

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

In March 2005 and December 2005, we issued common stock purchase warrants to purchase an aggregate of 6,925,000 shares of our common stock with exercise prices ranging from $2.00 to $9.60 per share in connection with the sales of shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. At December 31, 2006, 5,730,000 of these warrants remain outstanding. In December 2005, we also issued a seven year common stock purchase warrant to purchase 25,000 shares of our common stock with an exercise price of $1.00 per share in connection with our accounts receivable financing agreement with Sand Hill Finance, LLC.

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

In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors. We presently have outstanding 1,256,667 shares of our Series A Convertible Preferred Stock and 1,833,333 shares of Series B Convertible Preferred Stock. Our Board of Directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

THE COMPANY DOES NOT HAVE A DISASTER RECOVERY PLAN

Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. Our headquarters are physically located in Fairfax County, Virginia, a Washington, DC suburb, in close proximity to the US Capitol, White House, Pentagon, CIA, and numerous other agencies within the intelligence community. All these government installations are considered potential targets of any future terrorist attacks. We do not currently have a disaster recovery plan, and the Company does not carry business interruption insurance to compensate the Company for losses that may occur. We are also vulnerable to computer viruses and/or physical disruptions, which could lead to interruptions, delays, loss of data or the inability to accept orders. The occurrence of any of the foregoing events could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR STRATEGY OF SEEKING JOINT VENTURES OR STRATEGIC ALLIANCES MAY BE UNSUCCESSFUL

We may choose to expand our operations by entering into joint ventures or other strategic alliances with other parties. Any such transaction would be accompanied by the risks commonly encountered in such transactions. These include, among others, the difficulty of assimilating the operations and personnel, vicarious liability for the acts or omissions of joint venture partners, and other various factors. There can be no assurance should we enter into any strategic alliance with a third party that we will be successful in overcoming these risks or any other problems encountered in connection with joint ventures or other strategic alliances, or that such transactions will not have a material adverse effect on our business, financial condition and results of operations.

OUR COMMON STOCK COULD BE REMOVED FROM QUOTATION ON THE OTCBB IF WE FAIL TO TIMELY FILE OUR ANNUAL OR QUARTERLY REPORTS. IF OUR COMMON STOCK WAS NO LONGER ELIGIBLE FOR QUOTATION ON THE OTCBB, THE LIQUIDITY OF OUR STOCK MAY BE FURTHER ADVERSELY IMPACTED.

Under the rules of the Securities and Exchange Commission we are required to file our quarterly reports within 45 days from the end of the fiscal quarter and our annual report within 90 days from the end of our fiscal year. Under rules adopted by the National Association of Securities Dealers, Inc. (NASD) in 2005 which is informally known as the "Three Strikes Rule", an NASD member is prohibited from quoting securities of an OTCBB issuer such as our company if the issuer either fails to timely file these reports or is otherwise delinquent in the filing requirements three times in the prior two year period or if the issuer's common stock has been removed from quotation on the OTCBB twice in that two year period. We failed to file this annual report on a timely basis. If we were to fail to file three additional reports on a timely basis our stock would be removed from quotation on the OTCBB and would in all likelihood then be quoted on the Pink Sheets Electronic Quotation Service. Pink Sheets offers a quotation service to companies that are unable to list their securities on the OTCBB or an exchange. The requirements for listing on the Pink Sheets are considerably lower and less regulated than those of the OTCBB an exchange. If our common stock were to be quoted on the Pink Sheets, it is possible that even fewer brokers or dealers would be interested in making a market in our common stock which would further adversely impact its liquidity.

ITEM 2. DESCRIPTION OF PROPERTY

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company faces litigation in the ordinary course of business. Currently, we are involved with litigation with two prior employees, which in the Company’s opinion will not have a material adverse effect on its financial condition. The two related lawsuits have been filed against the Company in the Circuit Court of Fairfax County, Virginia. Both suits are brought by former shareholders of DevElements, Inc., the assets of which were purchased by a subsidiary of the Company. The plaintiffs seek money damages from the Company for alleged breach of the asset purchase agreement, and damages related to stock options. The Company intends to vigorously defend this litigation. The Company believes the litigation is without merit.

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

	High	Low
Fiscal 2005
First quarter ended December 31, 2004	$5.60	$2.40
Second quarter ended March 31, 2005	$3.20	$1.60
Third quarter ended June 30, 2005	$2.20	$0.80
Fourth quarter ended September 30, 2005	$1.30	$0.65

Fiscal 2006
First quarter ended December 31, 2005	$1.05	$0.65
Second quarter ended March 31, 2006	$1.70	$0.70
Third quarter ended June 30, 2006	$1.20	$0.67
Fourth quarter ended September 30, 2006	$0.90	$0.37

Fiscal 2007
First quarter ended December 31, 2006	$0.75	$0.35

As of February 5, 2007 the last sale price of our common shares as reported on the OTC Bulletin Board was $0.51 per share. As of January 26 ,2007, there were approximately 362 record owners of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

As additional consideration under the terms of a $200,000 principal amount promissory note due October 29, 2006 that we issued on September 29, 2006 to a principal shareholder of our company, we issued 500,000 shares of common stock valued at the fair market value on the dates of grant of $.45 per share or $225,000. The recipient was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We did not pay any commissions or finder's fees in the transaction and we used the funds for general working capital.

During fiscal 2006, we issued 213,877 shares of common stock to employees in exchange for services provided. We valued these common shares at the fair market value on the date of grant at per share prices ranging from $.88 to $1.15 or $196,536.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth securities authorized for issuance under our 2000 Management and Director Equity Incentive and Compensation Plan and any compensation plan not approved by our stockholders as of September 30, 2006.

Number of
	securities to be	Weighted	Number of
	issued upon	average	securities remaining
	exercise of	exercise	available for future
	of outstanding	price of	issuance under equity
	options, warrants	outstanding	compensation plans
	and rights (a)	options,	(excluding securities
	and rights	warrants	reflected in column (a))

Plan category

2000 Management and Director
Equity Incentive and
Compensation Plan	1,493,806	$1.00	716,569

Equity compensation plans
not approved by stockholders	0	0	0

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

●
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

●
in June 2003, we acquired all of the outstanding stock of Interlan Corporation, a provider of data communications and networking solutions for business, government, and education. Interlan provided technical services including presales design and consulting, installation, troubleshooting, and long term maintenance and support contracts,

●	in June 2003, we also acquired all of the outstanding stock of The Seven Corporation, a provider of network engineering services to commercial and government customers throughout the United States,

●
in October 2003, we acquired the software ownership rights and customers of Iplicity, Inc. of Virginia. Iplicity had developed a complete content management software platform based on open source architecture to run in any operating environment. In this transaction we acquired software licenses, source code, potential patents and trademarks, and

●
in May 2004 we acquired substantially all of the assets of DevElements, Inc. of Virginia, a professional IT consultancy firm that designs, develops and implements web-based productivity solutions for the customers. In this transaction we acquired software licenses, source code, potential patents and trademarks, as well as some cash and tangible assets.

●
In March 2006, the Company, through its wholly-owned subsidiary, IceWEB Online, Inc., completed the acquisition of substantially all of the assets and some liabilities of PatriotNet, Inc. This brought over 3000 customers with recurring subscription-based services into IceWEB. In November 2006 ,we sold our interest in PatriotNet.

In August 2006, after multiple quarters of collapsing revenue and higher than anticipated losses in FY2006, the IceWEB Board of Directors and senior management implemented a strategy of re-focusing the company on hosted software services and network security sales. The Company determined, through a detailed analysis of operations, that the PatriotNet and Integrated Power Solutions activities were not profitable or in line with the company’s core focus and competencies. In addition, the Company believes we can focus our limited sales and marketing budgets on the remaining core business activities to achieve more success.

●
On November 15, 2006, the Company acquired the assets of True North Federal Solutions group for $350,000 of which $250,000 was paid in cash and $100,000 due upon future terms of the agreement. Under the terms of the agreement, IceWEB acquired the customers, forecast, contract renewals, and GSA schedule of True North Federal. The revenue generated to IceWEB from this division since the acquisition, in November, has exceeded the revenue from the discontinued PatriotNet and IPS operations.

●
On December 1, 2006, we sold the assets of PatriotNet to Leros Technologies, a third party, for $150,000 in cash and the assumption of $60,000 in liabilities. On September 30, 2006 we recorded goodwill impairment of $180,000 related to this transaction. The PatriotNet services constituted 9.5% of revenue in FY2006.

●
On December 1, 2006, we sold 100% of the capital stock of our wholly-owned subsidiary, Integrated Power Solutions, Inc. to John Younts, a related party, for the assumption of approximately $200,000 in liabilities. In FY2006, revenues for IPS accounting for approximately $400,000 or 7% of overall IceWEB revenues.

We generate revenues from sales of software services, application development, network integrated technology, and third party hardware sales. We believe that the key factors to our continued growth and profitability include the following:

●
Further marketing of IceMAIL, a packaged service that provides a network-hosted groupware, email, calendaring, and collaboration solution utilizing Microsoft Exchange, the most widely used enterprise system available. Customers are able to leverage the full capabilities of Microsoft Exchange 2003 and Outlook without the initial implementation and maintenance costs associated with such an advanced system.

●
Continued focus on developing strategic partnerships with key retail and small business solution providers such as CompUSA, Simply Wireless, and Intelligent Office--all of which entered into sales and marketing agreements with IceWEB during fiscal 2006.

●	Continued growth in network security sales to existing Federal customers of the former True North Federal solutions.

●	Raising approximately $4 million of additional working capital through the sale of warrants to expand our marketing, research and development, and refined our debt.

●	Hiring additional qualified, technical employees, and

●	Improving our internal financial reporting systems and processes.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2006 AS COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2005

The following table provides an overview of certain key factors of our results of operations for the fiscal year ended September 30, 2006 as compared to the fiscal year ended September 30, 2005:

	Fiscal Year Ended
	September 30,		$	%
	2006	2005	Change	Change

Revenues	$4,768,993	$6,809,590	$(2,040,597)	-30.0%
Cost of sales	3,462,716	4,753,276	$(1,290,560)	-27.2%
Marketing and selling	225,338	56,538	$168,800	+298.6%
Depreciation	219,024	813,860	$(594,836)	-73.1%
G&A expenses	3,791,086	1,994,168	$1,796,918	+90.1%
Total operating expenses	4,456,248	2,864,566	$1,591,682	+55.6%
Operating (loss)	(3,149,971)	(808,252)	$2,341,719	+289.7%
Total other income (expenses)	(720,416)	(95,256)	$625,160	+656.3%
Net (loss)	$(3,870,387)	$(903,508)	$2,966,879	+328.4%
Beneficial conversion
feature - preferred stock	(500,000)	(1,000,000)	$(500,000)	-50.0%
Net loss attributable to
common stockholders	$(4,370,387)	$(1,903,508)	$2,466,879	+129.6%

Other key indicators:
	Fiscal 2006	Fiscal 2005	% of change

Cost of sales as a percentage of revenues	72.6%	69.8%	+2.8%
Gross profit margin	27.4%	30.2%	-2.8%
G&A expenses as a percentage of revenues	79.5%	29.3%	+50.2%
Total operating expenses as a
percentage of revenues	93.4%	42.0%	+51.4%

Revenues

For the year ended September 30, 2006, we reported revenues of $4,768,993 as compared to revenues of $6,809,590 for the prior year ended September 30, 2005, a decrease of $2,040,597 or approximately 30%.

The decrease in the revenues during the year ended September 30, 2006 when compared to the prior year is due to a number of factors. The Company was not successful in attracting new Federal customers to resell our third party equipment and relied too heavily on small number of large customers. The cyclical nature of Federal hardware/software sales and the Company’s failure to obtain new customers was the cause for reduced revenues. During this time, the reduced cash flow prevented the Company from executing on a marketing plan for the IceWEB “online” services such as IceMAIL. This prevented these newer products from gaining sufficient new customers to impact revenue.

With the renewed focus and divestiture of IPS and PatriotNet, and acquisition of True North Federal, the Company has greatly improved revenues while reducing operational costs. We expect revenues to grow from additional IceWEB “online” products as well as additional sales of third-party network security hardware/software.

Cost Of Sales

Our cost of sales consists of products purchased for resale, salaries of technical personnel, and third party contractors. For the year ended September 30, 2006, cost of sales was $3,462,716, or approximately 72.6% of revenues, compared to $4,753,276, or approximately 69.8% of revenues, for the year ended September 30, 2005. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for fiscal 2006 as compared to fiscal 2005 was the results of an increase during the year in hardware/software resell revenues as a percentage of total revenue. As hardware/software resell produces less profit margin, the cost of sales increased.

Total Operating Expenses

Our total operating expenses increased approximately 53.1% to $4,456,248 for the year ended September 30, 2006 as compared to $2,864,566 for the year ended September 30, 2005. These increases include:

Marketing and Selling. For the year ended September 30, 2006, marketing and selling costs were $225,338 as compared to $56,538 for the year ended September 30, 2005, an increase of $168,800 or approximately 298.6%. This increase was due to an increase in stock-based marketing expense of $50,998 during fiscal 2006 as a result of the issuance of 350,000 shares on our common stock to CompUSA in connection with a 24-month Retailer Marketing Agreement. Additional increases were the result of an increase in online web marketing, advertising and print advertising during fiscal 2006. The Company did not have sufficient sales personnel, marketing, and liquidity to effectively sell the wide variety of products and services—many of which were unrelated to each other.

After the Management changes and divestiture of two divisions, the Company believes that the we can better sell and market our products in FY2007.

Depreciation expense. For the year ended September 30, 2006, depreciation and amortization expense amounted to $219,024 as compared to $813,860 for the year ended September 30, 2005, a decrease of $594,836 or 73.1%. Depreciation expense is provided by use of the straight-line method over the estimated useful lives of the assets. For the year ended September 30, 2006, depreciation expense was $199,022 as compared to $51,096 for the prior year ended September 30, 2005. The increase in depreciation was attributable to the amortization of capitalized software development costs of approximately $208,000 related to software developed during fiscal 2006. Amortization expense is related to the customer relationships and software library which are intangible assets that we generated through our acquisitions of DevElements, Inc. and Iplicity, Inc. The decrease in amortization expense of $742,764, or approximately 97.3%, for fiscal 2006 as compared to fiscal 2005 reflects previous amortizations of this intangible asset which has been fully amortized.

General and administrative expense. For the year ended September 30, 2006, general and administrative expenses were $3,791,086 as compared to $1,994,168 for the year ended September 30, 2005, an increase of $1,796,918 or approximately 90.1%. For the year ended September 30, 2006 and 2005, general and administrative expenses consisted of the following:

	2006	2005
Salaries and related taxes	$2,298,551	$1,239,641
Professional fees	133,059	186,833
Rent	225,214	201,124
Consulting fees	217,484	4,000
Insurance	211,918	168,753
Bad debt	78,778	3,167
Other operating expenses	626,082	190,650

Total	$3,791,086	$1,994,168

●
For the year ended September 30, 2006, salaries and related taxes increased to $2,298,551 as compared to $1,239,641 for the year ended September 30, 2005, an increase of $1,058,910 or 85.4%. The increase was attributable to an increase in executive and office salaries in 2006, the granting of stock options in fiscal 2006 to employees which was valued using FASB 123R and resulted in stock-based compensation of $429,913, the issuance of common stock to employees in fiscal 2006 resulting in stock-based compensation of $196,536. In August 2006, we reduced our staff by approximately nine employees and expect salaries and related taxes to decrease in future periods. These reductions were implemented by Management as a cost cutting measure after the August 2006 restructuring.

●
For the year ended September 30, 2006, professional fees amounted to $133,059 as compared to $186,833 for the year ended September 30, 2005, a decrease of $53,774 or 28.8%. The decrease was primarily attributable to a decrease in legal fees incurred due to fewer acquisitions. For the year ended September 30, 2006, rent expense amounted to $225,214 as compared to $201,124 for the year ended September 30, 2005, an increase of $24,090 or 12%.

●
For the year ended September 30, 2006, consulting expense amounted to $217,484 as compared to $4,000 for the year ended September 30, 2005, an increase of $213,484. The increase was attributable to a increase in investor relations expense, including stock-based consulting expense of $57,417 recorded in fiscal 2006 from the issuance of 100,00 shares of our common stock.

●
For the year ended September 30, 2006, insurance expense amounted to $211,918 as compared to $168,753 for the year ended September 30, 2005, an increase of $43,165. The increase was attributable to an increase in health insurance expenses.

●
For the year ended September 30, 2006, bad debt expense amounted to $78,778 as compared to $3,167 for the year ended September 30, 2005, an increase of $75,611. The increase was primarily attributable to the write-off of an employee advance of $65,202 to John Younts which was deem impaired due to the subsequent sale of IPS.

●
For the year ended September 30, 2006, other operating expenses, which includes credit card fees, office expenses and supplies, travel, telephone and communications, and equipment rental, amounted to $626,082 as compared to $190,650 for the year ended September 30, 2005, an increase of $435,432 or 228%. The increase was primarily attributable to an increase in operations. We expect these expenses to decrease in fiscal 2007 due to cost cutting measures.

Impairment of goodwill. For the year ended September 30, 2006, we recorded an impairment of goodwill of $220,800 as compared to $0 for the year ended September 30, 2005, an increase of $220,800 or 100%. In connection with the sale of our PatriotNet subsidiary subsequent to September 30, 2006, we determined that goodwill of $180,000 attributable to the acquisition of PatriotNet was impaired. Additionally, in fiscal 2006, we recorded an impairment of goodwill of related to prior acquisitions of $40,800.

LOSS FROM OPERATIONS

We reported a loss from operations of $3,149,971 for the year ended September 30, 2006 as compared to a loss from operations of $808,252 for the year ended September 30, 2005, an increase of $2,341,719 or approximately 289.7%.

OTHER INCOME (EXPENSES)

Rental Revenue. During fiscal 2005, we sub-leased excess space at our principal executive offices to third parties. Rental revenue represents revenue from this sub-lease arrangement. Rental revenue for fiscal 2006 decreased $19,284 or approximately 100%, from fiscal 2005 as a result of the termination of the sub-leasing arrangement in mid-fiscal 2005. As a result of our move to other offices we will not have comparable revenue in future periods.

Interest Expense. For the year ended September 30, 2006, interest expense amounted to $728,619 as compared to $114,540 for the year ended September 30, 2005, an increase of $614,079 or 536.1%. The increase in interest expense is attributable to the following: (i)In December 2005, we entered a financing agreement with Sand Hill Finance LLC for the financing of our accounts receivable balances with an annual interest rate of 24% and incurred interest expense of approximately $83,000; (ii) In connection with certain notes payable, we issued 676,120 shares of our common stock and recorded interest expense $351,805 and accrued interest expense of $169,803 in connection with common shares issuable under a loan agreement; (iii) In July 2006, we entered into a sale-leaseback equipment financing arrangement whereby we borrowed $300,000 and (iv) During fiscal 2006, we amortized deferred financing costs of $20,000.

NET LOSS

Our net loss was $3,870,387 for the fiscal year ended September 30, 2006 compared to $903,508 for the year ended September 30, 2005.

BENEFICIAL CONVERSION FEATURE - PREFERRED STOCK

During fiscal 2006 and 2005, we recorded a deemed preferred stock dividend of $500,000 and $1,000,000, respectively, which relates to our Series A and B Convertible Preferred Stock. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid in capital.

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS

We reported a net loss attributable to common shareholders of $4,370,387 for fiscal 2006 as compared to a net loss attributable to common shareholders of $1,903,508 in fiscal 2005. This translates to an overall per-share loss available to shareholders of $.60 for fiscal 2006 compared to per-share loss of $.32 for fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2006 and September 30, 2005:

	September 30,		$ of	% of
	2006	2005	Change	Change

Working capital (deficit)	$(1,626,966)	$319,137	$(1,946,103)	-609.8%
Cash	$432,885	$557,175	$(124,290)	-22.3%
Accounts receivable, net	$1,264,065	$1,577,460	$(313,395)	-19.9%
Total current assets	$1,706,621	$2,221,916	$(515,295)	-23.2%
Property and equipment, net	$424,559	$259,852	$164,707	+63.4%
Goodwill	$211,600	$41,800	$169,800	+406.2%
Intangibles, net	$40,000	$68,525	$(28,525)	-41.6%
Deferred financing costs, net	$159,999	$180,000	$20,001	-11.1%
Total assets	$2,595,875	$2,788,263	$(192,388)	-6.9%

Notes payable	$1,200,770	$0	$1,200,770	+100.0%
Equipment financing payable	$262,296	$0	$262,296	+100.0%
Accounts payable	$894,390	$904,910	$(10,520)	-1.2%
Accrued expenses	$679,544	$37,488	$642,056	+1,712.7%
Advances from related party	$8,123	$86,001	$(77,878)	-90.6%
Preferred stock to be issued	$0	$408,836	$(408,836)	-100.0%
Total current liabilities	$3,333,587	$1,902,779	$1,430,808	+75.2%
Note payable - related parties	$328,099	$215,625	$112,474	+52.2%
Total liabilities	$3,666,556	$2,118,404	$1,548,152	+73.1%

Accumulated (deficit)	$(10,871,042)	$(6,500,655)	$4,370,387	+67.2%
Stockholders' equity (deficit)	$(1,070,681)	$669,859	$(1,740,540)	+259.8%

At September 30, 2006, we had a working capital deficit of $(1,626,966) compared to working capital of $319,137 at September 30, 2005, a change of $(1,946,103).  The increase is attributable to an increase in borrowing under a factoring agreement of $1,000,770, an increase in equipment financing payables of $262,296 and an increase in accrued expenses.

Net cash used in operating activities was $1,009,521 for the year ended September 30, 2006 as compared to net cash used in operating activities of $920,515 for the year ended September 30, 2005, an increase of $89,006. The increase in cash used in operations is primarily due to an increase in net loss. For the year ended September 30,2006, our cash used in operations of $1,009,521 consisted of a net loss of $3,870,387 offset by non-cash items such as depreciation and amortization of $227,547, interest expense recorded from stock issued for notes payable of $351,805, the impairment of goodwill of $220,800, stock-based compensation of $734,864 and other non-cash items of $269,307. Additionally, we had an increase in operating liabilities and a decrease in operating assets which offset our net loss. This change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $299,819 attributable to a decrease in sales, an increase in accounts payable and accrued expenses of $532,925, and an increase of in accrued interest payable of $254,178. For the year ended September 30,2005, our cash used in operations of $920,515 consisted of a net loss of $903,508 offset by non-cash items such as depreciation and amortization of $833,580, interest expense recorded from stock issued for notes payable of $37,500, and other non-cash items of $3,167. Additionally, we had a decrease in operating liabilities and an increase in operating assets. This change in operating assets and liabilities primarily consisted of an increase in accounts receivable of $517,920 and a decrease in accounts payable and accrued expenses of $271,578, and an increase of in accrued interest payable of $254,178.

Net cash used in investing activities for the year ended September 30, 2006 was $539,317 as compared to net cash used in investing activities of $233,224 for fiscal 2005. During fiscal 2006, we acquired a company and in connection therewith used cash of $185,247. Additionally, we used cash of $354,070 for property and equipment purchases and to fund our software development during fiscal 2006. In fiscal 2005, we purchased equipment and software amounting to $224,698 and acquired intangible assets of $8,526 which represented the cash used in investing activities. We did not have any company acquisitions or similar transactions during fiscal 2005.

Net cash provided by financing activities for fiscal 2006 was $1,424,548 as compared to $1,532,133 for fiscal 2005, a decrease of $107,585. The primary reason for the increase was a decrease of $1,377,134 in net proceeds from the sale of equity securities and exercise of warrants and options during fiscal 2006 as compared to fiscal 2005 offset by an increase in borrowings of $1,269,549.

At September 30, 2005 we had an accumulated deficit of $10,871,042 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2006 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. Our revenues declined significantly in fiscal 2006 from fiscal 2005, we reported a net loss of $3,870,387 for fiscal 2006 and a net loss attributable to common shareholders of $4,370,387. Subsequent to September 30, 2006 we have sold two subsidiaries which accounted for approximately 10% of our fiscal 2006 revenues. There is no assurance that we will be able to maintain or increase our revenues in fiscal 2007 or that we will report net income in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At September 30, 2006 we had cash on hand of $432,885. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $1.8 million. We agreed to pay Sand Hill Finance, LLC an annual commitment fee of $10,000 and a monthly finance fee of 2% of the average daily balance under the line. We granted Sand Hill Finance, LLC a blanket security interest in our assets and agreed to refrain from certain actions while the line is outstanding. As of September 30, 2006 and as of January 31, 2007, we had approximately $700,000 and $650,000 available under this line of credit.

We do not have any working capital commitments nor do we not presently have any external sources of working capital other than what may be available under the factoring agreement and loans from related parties. Our working capital needs in future periods primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. In March 2005 we sold shares of our Series A Convertible Preferred Stock and in December 2005 we sold shares of our Series B Convertible Preferred Stock to the same purchaser. The designations of these shares included a restriction that so long as the shares are outstanding, we cannot sell or issue any common stock, rights to subscribe for shares of common stock or securities which are convertible or exercisable into shares of common stock at an effective purchase price of less than the then conversion value which is presently $0.60 per share for the Series A Convertible Preferred Stock and $0.2727 for the Series B Convertible Preferred Stock. Under the terms of the Series B Convertible Preferred Stock transaction, we also agreed not to issue any convertible debt or preferred stock. The terms of our sales of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock to Barron Partners contain restrictions on the types of financing transactions we can enter into while those securities are outstanding which may adversely effect our ability to raise capital in equity or debt transactions. In addition, under the terms of the financing agreement with Sand Hill Finance, LLC we agreed not to incur any additional indebtedness other than trade credit in the ordinary course of business. These covenants may also limit our ability to raise capital in future periods. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to fund our working capital needs will suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues and maintain profitable operations in the future. If we are unable to secure the necessary additional working capital as needed, we may be forced to curtail some or all of our operations.

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

Use of Estimates - Management's Discussion and Analysis or Plan of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable, the carrying value of property and equipment and long-lived assets, and the value of stock-option based compensation. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition - We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenues streams of the Company:

Revenues from sales of products are generally recognized when products are shipped unless we have obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract.

Revenue from services is recorded as it is earned. Commissions earned on third party sales are recorded in the month in which contracts are awarded. Customers are generally billed every two weeks based on the units of production for the project. Each project has an estimated total which is based on the estimated units of production and agreed upon billing rates. Amounts billed in advance of services being provided are recorded as deferred revenues and recognized in the consolidated statement of operations as services are provided.

Accounting for Stock Based Compensation - Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. The adoption of SFAS No. 123R will have a negative impact on our future results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value re-measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7. Financial Statements

IceWEB, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IceWEB, Inc.

We have audited the accompanying consolidated balance sheet of IceWEB, Inc. and Subsidiaries as of September 30, 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IceWEB, Inc. and Subsidiaries, as of September 30, 2006 and the consolidated results of their operations and their cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses of $3,870,387 and $903,508 respectively, for the years ended September 30, 2006 and 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
January 30, 2007

IceWEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2006

CURRENT ASSETS:
Cash	$432,885
Accounts receivable, net of allowance for bad debt of $9,000	1,264,065
Prepaid expenses	9,671

Total current assets	1,706,621

OTHER ASSETS:
Property and equipment, net	424,559
Goodwill	211,600
Deposits	53,096
Intangible assets, net of accumulated amortization of $60,000	40,000
Deferred financing costs, net	159,999

Total Assets	$2,595,875

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$1,200,770
Note payable - related party	178,099
Current portion of equipment financing payable	79,327
Accounts payable	894,390
Accrued expenses	679,544
Accrued interest payable	254,178
Deferred revenue	39,156
Advances from related party	8,123

Total current liabilities	3,333,587

LONG-TERM LIABILITIES:
Equipment financing payable, net of current portion	182,969
Note payable - related party	150,000

Total long-term liabilities	332,969

Total Liabilities	3,666,556

STOCKHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 10,000,000 shares authorized)
Series A convertible preferred stock ($.001 par value; 1,256,667 shares
issued and outstanding)	1,257
Series B convertible preferred stock ($.001 par value; 1,833,334 shares
issued and outstanding)	1,833
Common stock ($.001 par value; 1,000,000,000 shares authorized;
8,857,909 shares issued and 8,695,409 shares outstanding)	8,859
Additional paid-in capital	10,148,997
Accumulated deficit	(10,871,042)
Deferred compensation	(347,585)
Treasury stock, at cost, (162,500 shares)	(13,000)

Total Stockholders' Deficit	(1,070,681)

Total Liabilities and Stockholders' Deficit	$2,595,875

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	September 30,
	2006	2005

Sales	$4,768,993	$6,809,590

Cost of sales	3,462,716	4,753,276

Gross profit	1,306,277	2,056,314

Operating expenses:
Marketing and selling	225,338	56,538
Depreciation and amortization expense	219,024	813,860
General and administrative	3,791,086	1,994,168
Impairment of goodwill	220,800	-

Total operating expense	4,456,248	2,864,566

Loss from operations	(3,149,971)	(808,252)

Other income (expenses):
Rental revenue	-	19,284
Interest income	8,203	-
Interest expense	(728,619)	(114,540)

Total other income (expenses):	(720,416)	(95,256)

Net loss	(3,870,387)	(903,508)

Beneficial conversion feature -preferred stock	(500,000)	(1,000,000)

Net loss attributable to common shareholders	$(4,370,387)	$(1,903,508)

Net loss per common share available to common shareholders:
Basic and diluted loss per share	$(0.60)	$(0.32)

Weighted average common shares outstanding - basic and diluted	7,325,021	5,865,935

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended September 30, 2006 and 2005

	Series A Preferred		Series B Preferred					Additional
	Stock		Stock		Common Stock		Subscription	Paid-In	Accumulated	Deferred	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Compensation	Share	Amount	Total

Balance at September 30, 2004	-	$-	$-	$-	5,429,991	$5,430	$(52,000)	$4,574,373	$(4,597,147)	$-	(162,500)	$(13,000)	$(82,344)

Preferred stock issued for cash	1,666,667	1,667	-	-	-	-		844,169	-		-	-	845,836

Preferred A Stock Dividend	-	-	-	-	-	-	-	1,000,000	(1,000,000)	-	-	-	-

Common stock issued	-	-	-	-	503,129	503	-	469,477	-	-	-	-	469,980

Common stock issued in satisfaction of liabilities	-	-	-	-	541,667	542	(91,477)	403,230	-	-	-	-	312,295

Common stock issued for exercise of options	-	-	-	-	17,500	18	-	27,582	-	-	-	-	27,600

Net loss for the year	-	-	-	-	-	-	-	-	(903,508)	-	-	-	(903,508)

Balance at September 30, 2005	1,666,667	1,667	-	-	6,492,287	6,493	(143,477)	7,318,831	(6,500,655)	-	(162,500)	(13,000)	669,859

Preferred stock issued for cash, net	-	-	1,833,334	1,833	-	-	-	349,618	-	-	-	-	351,451

Preferred A stock dividend	-	-	-	-	-	-	-	500,000	(500,000)	-	-	-	-

Conversion of series A preferred to common stock	(410,000)	(410)	-	-	410,000	410	-	-	-	-	-	-	-

Cancellation of common shares	-	-	-	-	(31,875)	(31)	-	31	-	-	-	-	-

Common stock issued in connection with acquisition	-	-	-	-	100,000	100	-	99,900		-			100,000

Common stock issued for exercise of warrants	-	-	-	-	500,000	500	-	399,500	-	-	-	-	400,000

Common stock issued for services	-	-			663,877	664	-	651,872	-	(456,000)	-	-	196,536

Common stock issued in connection with notes payable	-	-			676,120	676	-	351,129	-	-	-	-	351,805

Common stock issued for exercise of options	-	-	-	-	47,500	47	-	31,953	-	-	-	-	32,000

Write off of subscription receivable	-	-	-	-	-	-	143,477	-	-	-	-	-	143,477

Grant of stock options to employees	-	-	-	-	-	-	-	429,913	-	-	-	-	429,913

Grant of warrants in connection with note payable	-	-	-	-	-	-	-	16,250	-	-	-	-	16,250

Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	108,415			108,415

Net loss for the year	-	-	-	-	-	-	-	-	(3,870,387)	-	-	-	(3,870,387)

Balance at September 30, 2006	1,256,667	$1,257	1,833,334	$1,833	8,857,909	$8,859	$-	$10,148,997	$(10,871,042)	$(347,585)	(162,500)	$(13,000)	$(1,070,681)

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATIONS:
Net Loss	$(3,870,387)	$(903,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227,547	833,860
Interest expense from stock issued for note payable	351,805	37,500
Impairment of goodwill	220,800	-
Stock-based compensation	734,864	-
Interest expense from grant of stock warrants	16,250	-
Write off of subscription receivable	143,477	-
Loss on disposal of property and equipment	10,801	-
Amortization of deferred finance costs	20,001	-
Bad debt	78,778	3,167
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	299,819	(517,920)
Prepaid expense	53,878	(25,979)
Advances	(3,900)	(61,302)
Deposits	(36,926)	-
Increase (decrease) in:
Accounts payable	(109,131)	(156,489)
Accrued expense	642,056	(115,089)
Accrued interest payable	254,178	-
Deferred revenue	(43,431)	(14,755)

NET CASH USED IN OPERATING ACTIVITIES	(1,009,521)	(920,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(354,070)	(224,698)
Cash used in acquisitions, net	(185,247)	-
Increase in Intangibles	-	(8,526)

NET CASH USED IN INVESTING ACTIVITIES	(539,317)	(233,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equipment financing transaction	300,000	-
Repayment of equipment financing	(24,164)
Proceeds from notes payable - related party	335,222	-
Repayment of notes payable - related party	(222,748)	-
Payments to related parties	(77,878)	(219,616)
Proceeds from Preferred Stock to be issued	-	408,836
Payment of placement fees and expenses	(57,385)	-
Proceeds from notes payable	739,501	-
Common stock issued for cash	-	469,477
Preferred stock issued for cash	-	845,836
Proceeds from exercise of common stock options	32,000	27,600
Proceeds from exercise of common stock warrants	400,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,424,548	1,532,133

NET INCREASE (DECREASE) IN CASH	(124,290)	378,394

CASH - beginning of year	557,175	178,781

CASH - end of year	$432,885	$557,175

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$122,636	$28,725
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$-	$270,000
Common stock issued for subscription receivable	$-	$143,177
Warrants granted for debt discount and debt issuance costs	$208,004	$-
Preferred stock issued for liability	$408,836	$-

Acquisition details:
Fair value of assets acquired	$71,570	$-
Goodwill	$390,600	$-
Liabilities assumed	$98,611	$-
Deferred revenue	$78,312	$-
Common stock issued in connection with acquisition	$100,000	$-

See accompanying notes to consolidated financial statements

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

NOTE 1 - ORGANIZATION

IceWEB, Inc. (the “Company”) began trading publicly in April 2002. In June 2003, the Company added two subsidiaries, acquiring all of the outstanding stock of Interlan Communications Incorporated and The Seven Corporation. Interlan is a full service provider of computer equipment and integration services. The Seven Corporation provides network engineering services. On October 5, 2003, the Company acquired the software ownership rights and customers of Iplicity, Inc. of Virginia. Iplicity had developed a complete content management software platform based on open source architecture to run in any operating environment. Utilizing resources gained through acquisitions, the Company has developed two applications that are now available to the general public, IceWEB Vista which is a website portal development and management application, and IceMAIL which is a hosted Microsoft Exchange application service. In addition to the new application services, the Company also continues to provide customers with systems integration, network consulting, and customized software application services.

Complementing the online service offerings is the Company’s IceWEB Solutions Group. The IceWEB Solutions Group focuses on provided computer network security products such as access control, content filtering, email security, intrusion detection, and the latest layer 7 firewall technology.  IceWEB has certified technical and sales personnel who continuously build and maintain excellent relationships with key manufacturers of network security solutions. The combination of its vendor partners/manufacturers, customers, and Government contracting vehicles enables IceWEB to be successful in providing the industry’s best network security solutions to the Federal Government and commercial integrators who service the Government.

On April 27, 2005, the Company affected a 1:80 reverse split of its issued and outstanding common stock. All amounts have been retroactively adjusted to reflect this split.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to 2006 amounts.

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2006 and 2005 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. In addition and as discussed further in Note 6, the Company is not in compliance with debt covenants under its Financing Agreements with Sand Hills Finance LLC. For the year ended September 30, 2006, the Company incurred a net loss of $3,870,387 and used cash in operations of $1,009,521. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company’s products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, the valuation of stock-based compensation, the useful life of property and equipment, and the valuation of goodwill.

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of September 30, 2006. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $78,778 and $3,167 for the years ended September 30, 2006 and 2005, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided by using the straight-line method over the estimated useful lives of the related assets.

Property and equipment also includes costs incurred in connection with development on the Company’s software developed for internal use and website costs. The Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives of three years.

Goodwill

Goodwill is recorded on a business combination to the extent the cost of an acquired entity exceeds the fair value of the net assets acquired.

The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. The Company performed its latest annual impairment test with regard to the carrying value of goodwill as of September 30, 2006. For the year ended September 30, 2006, the Company recorded an impairment to goodwill of $220,800 which has been reflected on the accompanying statement of operations.

Intangible Assets
.
Intangible assets, net consists of the cost of acquired customer relationships. The Company capitalizes and amortizes the cost of acquired intangible assets over their estimated useful lives on a straight-line basis. The estimated useful lives of the Company’s acquired customer relationships is five years.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenues streams of the Company:

Revenues from sales of products are generally recognized when products are shipped unless the Company has obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract.

Revenue from services is recorded as it is earned. Commissions earned on third party sales are recorded in the month in which contracts are awarded. Customers are generally billed every two weeks based on the units of production for the project. Each project has an estimated total which is based on the estimated units of production and agreed upon billing rates. Amounts billed in advance of services being provided are recorded as deferred revenues and recognized in the consolidated statement of operations as services are provided.

Earnings per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At September 30, 2006, there were options and warrants to purchase 8,548,806 shares of common stock and 3,090,001 shares issuable upon conversion of Series A and B preferred stock which could potentially dilute future earnings per share.

Stock-Based Compensation

As more fully described in Note 12, the Company has a stock option plan that provides for non-qualified and incentive stock options to be issued to directors, officers, employees and consultants (the 2000 Management and Director Equity Incentive and Compensation Plan (the “Plan”).

Prior to October 1, 2006, the Company accounted for stock options issued under the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost related to employee stock options was recognized in the Consolidated Statement of Operations for the year ended September 30, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Financial results for the year ended September 30, 2005 have not been restated.

As a result of adopting Statement 123(R) on October 1, 2005, the Company’s loss before income taxes and net loss for the year ended September 30, 2006, are approximately $429,900 higher than if it had continued to account for share-based compensation under Opinion 25. As a result of adopting Statement 123(R) on October 1, 2005, the Company’s reported basic and diluted loss per share for the year ended September 30, 2006, are $.06 lower than if it had continued to account for share-based compensation under Opinion 25.

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plan for the year ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

2005
Net loss as reported	$(903,508)

Less: total stock-based employee compensation expense determined under fair value based method, net of related tax effect	(380,479)

Pro forma net loss	$(1,283,987)

Basic and diluted loss per common share:
As reported	$(.15)
Pro forma	$(.22)

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

Risk free interest rate	4%
Expected dividends	0
Volatility factor	111%

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2006, property and equipment consisted of the following:

	Estimated Life
Office equipment	5 years	$176,840
Computer software	3 years	672,265
Furniture and fixtures	5 years	30,133
Leasehold improvements	3 years	4,553
		883,791

Less: accumulated depreciation		(459,232)

		$424,559

Depreciation expense for the years ended September 30, 2006 and 2005 was $199,022 and $51,096 respectively.

NOTE 4 - INTANGIBLE ASSETS

At September 30, 2006, intangible assets consist of the following:

Acquired software library	$100,000

Less: accumulated amortization	(60,000)

$40,000

Amortization expense amounted to $20,000 and $762,764 for the years ended September 30, 2006 and 2005, respectively.

Amortization expense subsequent to the year ended September 30, 2006 is as follows:

Years ending September 30:
2007	$20,000
2008	20,000

$40,000

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

NOTE 5 - RELATED PARTY TRANSACTIONS

Note Payable - Related Party

During June to September 2006, a company that the Company’s chief executive officer is a shareholder in lent funds to the Company for working capital purposes. The loan was due no later than 30 days from that date of funding. As consideration for providing the funding, the Company agreed to issue 1.54 shares of common stock for each dollar lent under the loan. During the year ended September 30, 2006, the Company borrowed approximately $335,000 under this loan agreement and repaid approximately $157,000. At September 30, 2006, the Company owed this related party $178,099. In connection with this agreement, in June 2005, the Company issued 176,120 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant of $.72 per share or $126,805 based on the trading price of common shares. Accordingly, the Company recorded interest expense of $126,805. Additionally, the related party is due 339,606 common shares under the loan agreement. At September 30, 2006, the Company valued these common shares at the fair market value on the dates of grant of $.50 per share or $169,803 based on the trading price of common shares. Accordingly, the Company recorded additional interest expense of $169,803 and an accrued interest payable of $169,803 which has been reflected on the accompanying consolidated balance sheet.

Note Payable - Related Party - Long-term

At September 30, 2006, the Company owed $150,000 of principal under a promissory note to a shareholder of the Company. The note bears interest at the rate of 12.5% per annum and was due on demand. In May 2005, the Company issued to this stockholder 125,000 shares of common stock as consideration for the extension of the maturity date of the note by 10 years to September 30, 2014 which had been orally agreed to in fiscal 2004. The shares were valued at $200,000, the fair value at the date of issuance. The cost associated with these shares has been accounted for as deferred finance charges, and is being amortized over the life of the deferral period. For the years ended September 30, 2006 and 2005, amortization of deferred financing costs amounted to $20,000 and $20,000, respectively, and is included in interest expense on the accompanying consolidated statements of operation. The note remains outstanding and at September 30, 2006, the Company owed the stockholder the $150,000 principal plus accrued interest of approximately $84,375.

Advances from Related Party

The Company’s Chief Executive Officer provides advances to the Company from time-to-time for operating expenses. These advances are short-term in nature and are non-interest bearing. At September 30, 2006, amounts due to this related party amounted to $8,123.

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At September 30, 2006, the principal amount due under the Financing Agreement amounted to $1,000,770.

Interest is payable at a rate of 2% per month on the average balance outstanding during the year, equal to an annual interest of approximately 24% per year. The Company also agreed to pay an upfront commitment fee of 1% of the credit line upon signing the Financing Agreement, half of which was due and paid upon signing (amounting to $9,000) and half of which is due on the first anniversary of the Financing Agreement. In addition, the Company is obligated to pay a commitment fee of 1% of the credit limit annually, such amounts payable on the anniversary of the agreement.

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

In connection with the Financing Agreement, the Company issued Sand Hill Finance, LLC, a seven-year common stock purchase warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of the Company’s common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and reclassifications. The fair value of the warrant of $16,250 has been recorded as an addition to paid-in capital and interest expense.

The Financing Agreement contains a number of positive and negative covenants, including a requirement for the Company to provide monthly unaudited financial statements within 20 days of each month-end and audited financial statements together with an accountant’s opinion within 90 days of the end of each fiscal year. As of January 20, 2007, the Company has not provided such financial statement to such creditor and was in breach of this covenant.

The Financing Agreement has a term of one year, subject to mutual extension by both parties. As a result, the balance due to Sand Hill Finance, LLC is classified as a current liability on the accompanying consolidated balance sheet.

The terms of the Financing Agreement also restrict the Company from undertaking certain transactions without the written consent of the creditor including (i) permit or suffer a change in control involving 20% of its securities, (ii) acquire assets, except in the ordinary course of business, involving payment of $100,000 or less, (iii) sell, lease, or transfer any of its property except for sales of inventory and equipment in the ordinary course of business, (iv) transfer, sell or license any intellectual property, (v) declare or pay a dividend on stock, except payable in the form of stock dividends (vi) incur any indebtedness other than trade credit in the ordinary course of business and (vii) permit any lien or security interest to attach to any collateral.

Third party guarantee - In November 2006, the Company sold its interest in one of its subsidiaries (Integrated Power Solutions, Inc. or IPS) to a shareholder of the Company and related party. IPS is a party to the Financing Agreement and can borrow against receivables transferred to Sand Hill Finance, LLC under the terms of the Financing Agreement. The Company remains liable for any such amounts borrowed under the Financing Agreement by IPS which is no longer under the Company’s control. To date, IPS has not borrowed any funds under the Financing Agreement.

Comerica

In December 2005, the Company repaid the balance due Comerica under the Loan and Security Agreement which was in effect during 2005.

Note Payable - Other

On September 29, 2006, the Company borrowed $200,000 from a shareholder. The note was payable on October 29, 2006 and bears interest at 12% per annum. In the event of default, the Company shall pay the note holder a liquidating damage of 2% of the principal amount of the note for every 30 days the note remains unpaid. In connection with the note, the Company issued 500,000 restricted shares of common stock to the note holder. The Company valued these common shares at the fair market value on the dates of grant of $.45 per share or $225,000 based on the trading price of common shares. Accordingly, for the year ended September 30, 2006, the Company recorded interest expense of $225,000 related to these shares. At September 30, 2006, principal amount due under this note amounted to $200,000. The Company repaid this loan in October 2006.

NOTE 7 - EQUIPMENT FINANCING PAYABLE

On July 6, 2006, the Company entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. The Company received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, the Company entered into an agreement to lease the equipment back from the third party for 36 monthly rent payment of $10,398 until August 2009. The Company is accounting for this equipment financing arrangement as a capital lease. In connection with the agreement, the Company made an initial security deposit of $30,000 and is included in deposits in the balance sheet at September 30, 2006. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, the Company did not record any gain or loss. Imputed interest on this financing is 20% per annum. At September 30, 2006, amount due under this equipment financing arrangement amounted to $262,296. As of January 15, 2007, the Company is in default.

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

NOTE 8 - COMMITMENTS

The Company leases office space in Herndon, Virginia under a three-year operating lease that expires on February 28, 2009. The office lease agreement has certain escalation clauses and renewal options. Additionally, the Company has lease agreements with for computer equipment an office copy and fax machine. Future minimum rental payments required under these operating leases are as follows:

Year ending September 30:
2007	$260,515
2008	245,743
2009	35,764

$542,022

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of September 30, 2006 the Company had unused net operating loss carry forwards of approximately $7,760,000 available to reduce its future federal taxable income. Net operating loss carryforwards expire between 2021 and 2026. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

Deferred Tax Asset:
Tax benefit of net operating loss carry forward	$2,918,294
Allowance for doubtful accounts	3,384
2,921,678

Less: valuation allowance	(2,921,678)

Total deferred tax asset	$-

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for fiscal 2006 and 2005. The effective tax rate is 34% Federal and 6% Virginia State reduced by 2.4% Federal tax benefit:

	2006	2005
Computed "expected" tax benefit	(34.0)%	(34.0)%
State income taxes	(3.6)%	(3.6)%
Other permanent differences	9.5%	0.0%
Change in valuation allowance	28.1%	37.6%

Effective tax rate	0.0%	0.0%

The valuation allowance at September 30, 2006 was $2,921,678. The increase during fiscal 2006 was $1,086,384.

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

NOTE 10 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2006 the Company had approximately $270,000 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Major Customers

Sales to two customers represented approximately 43% and 37% of total sales for the years ended September 30, 2006 and 2005, respectively. As of September 30, 2006 approximately 51% of the Company's accounts receivable was due from these two customers.

NOTE 11 - STOCKHOLDERS' DEFICIT

Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of blank check preferred stock, par value $0.001 per share, of which 1,666,667 shares have previously been designated as Series A Convertible Preferred Stock. The Company’s Board of Directors, without further stockholder approval, may issue our preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. In September 2005, the Company’s Board of Directors authorized a series of 833,334 shares of blank check preferred stock be designated as Series B Convertible Preferred Stock and on September 28, 2005, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred with the Secretary of State of Delaware. On December 29, 2005, the Company filed an Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock increasing the number of shares authorized under this series to 1,833,334 shares.

A) Series A Convertible Preferred Stock

The designations, rights and preferences of the Series A Convertible Preferred Stock provide:

•
no dividends are payable on the Series A Convertible Preferred Stock. So long as these shares are outstanding, the Company cannot pay dividends on its common stock nor can it redeem any shares of its common stock,

•	the shares of Series A Convertible Preferred Stock do not have any voting rights, except as may be provided under Delaware law,
•
so long as the shares are outstanding, the Company cannot change the designations of the Series A Convertible Preferred Stock, create a class of securities that in the instance of payment of dividends or distribution of assets upon the Company’s liquidation ranks senior to or equal with the Series A Convertible Preferred Stock or increase the number of authorized shares of Series A Convertible Preferred Stock,

•	the shares carry a liquidation preference of $0.60 per share,
•
each share of Series A Convertible Preferred Stock is convertible at the option of the holder into shares of our common stock, subject to adjustment in the event of stock splits and stock dividends, based upon a conversion value of $0.60 per share, and

•
so long as the shares of Series A Convertible Preferred Stock are outstanding, the Company cannot sell or issue any common stock, rights to subscribe for shares of common stock or securities which are convertible or exercisable into shares of common stock at an effective purchase price of less than the then conversion value.

No conversion of the Series A Convertible Preferred Stock may occur if a conversion would result in the holder, Barron Partners LP, and any of its affiliates beneficially owning more than 4.99% of our outstanding common shares following such conversion.

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

On March 30, 2005, the Company entered into a Preferred Stock Purchase Agreement and related agreements with Barron Partners LP. Under the terms of this agreement, the Company sold Barron Partners LP, an accredited investor, 1,666,667 shares of our Series A Convertible Preferred Stock and issued the purchaser the Common Stock Purchase Warrants "A", "B" and "C" to purchase an aggregate of 4,500,000 shares of our common stock at exercise prices ranging from $2.00 to $9.60 per share for an aggregate purchase price of $1,000,000. The Company received net proceeds of $900,000 after payment of expenses of $35,000 and a finder's fee to Liberty Company LLC of $65,000. The Company also issued Liberty Company LLC, a broker-dealer, a Common Stock Purchase Warrant "A" exercisable into 175,000 shares of our common stock with an exercise price of $0.70 per share as additional compensation for its services. The Company used these proceeds for general working capital and acquisitions. The transaction was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

During fiscal 2006, Series A Preferred stockholders’ converted 410,000 share of Series A Preferred Stock into 410,000 shares of common stock.

On the date of issuance of the Series A Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. In fiscal 2005, the Company recorded a $1,000,000 preferred stock dividend related to the beneficial conversion feature and the fair value of the warrants granted in connection with the preferred stock.

The Preferred Stock Purchase Agreement provides:

•
The Company was required to appoint or elect four additional directors, of whom three directors are required to be independent. In addition, the audit and compensation committees of its Board of Directors are to be comprised solely of independent directors. If at any time after the closing its Board of Directors is not comprised of a majority of qualified independent directors, these independent directors do not make up a majority of the members of the audit and compensation committees of the Board of Directors the Company is required to pay Barron Partners LP liquidated damages of 24% of the purchase price per annum, payable monthly,

•
Messrs. John R. Signorello and James Bond, executive officers of the Company, agreed to exchange indebtedness in the principal amount of $325,000, of which approximately $170,000 principal amount was then outstanding, into an aggregate of 541,667 shares of the Company’s common stock,

•
For a period of three years the Company agreed not to issue any preferred stock, convertible debt or other equity instruments containing reset features. In addition, while the securities issued in the transaction are outstanding, the Company is prohibited from entering into any financing involving a variable rate feature,

•
Barron Partners LP was given the right of first refusal to participate in any funding transaction by the Company on a pro rata basis at 94% of the offering price or funding amount received in the transaction,

•
If the Company sells notes, shares of its common stock or shares of any class of preferred stock within 24 months from the closing of the offering at an effective price per share of common stock less than the conversion price of the Series A Convertible Preferred Stock then in effect the Company is required to reduce the conversion price of the Series A Convertible Preferred Stock to this lower price,

•
Mr. Signorello agreed not to sell any shares of the Company’s common stock in excess of 1% of its outstanding shares per quarter or at a price less than $1.50 per share during the two-year period following the closing date. In addition, the remaining officers and directors of our company cannot sell any shares of common stock owned by them for the two year period following the closing date,

•
that for a period of three years all employment and consulting agreements must have the unanimous consent of the compensation committee of its Board, and any awards other than salary are usual and appropriate for other officers, directors, employees or consultants holding similar positions in similar publicly held-companies,

•
For a period of three years from the closing date the Company agreed not to enter into any new borrowings of more than twice the sum of its EBITDA (earnings before income taxes, depreciation and amortization) from recurring operations over the past four quarters, other than short-term borrowings to purchase products to be resold by us.

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

Warrants Issued In the Series A Convertible Preferred Stock Transaction

In connection with the sale of shares of our Series A Convertible Preferred Stock in March 2005, we issued the purchaser the following five-year common stock purchase warrants:

•	Common Stock Purchase Warrants "A" to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $2.00 per share,
•	Common Stock Purchase Warrants "B" to purchase an aggregate of 1,250,000 shares of our common stock at an exercise price of $4.80 per share, and
•	Common Stock Purchase Warrants "C" to purchase an aggregate of 1,250,000 shares of our common stock at an exercise price of $9.60 per share.

We also issued Liberty Company LLC, a broker dealer which served as finder for us in the transaction, a Common Stock Purchase Warrant "A" to purchase 175,000 shares of our common stock at an exercise price of $0.70 per share. Other than the exercise price, all other terms of the warrant issued to Liberty Company LLC are identical to the Common Stock Purchase Warrant "A" issued to the purchaser.

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

In February 2006, the Company’s Board of Directors elected to reduce the exercise price of the Series A Preferred Stock Series “A”, “B”, and “C” warrants to $.80 per share.

Series A Convertible Preferred Stock and Related Warrants Registration Rights

The Company agreed to file a registration statement within 30 days of the closing for the common shares underlying the securities sold in this offering and to use its best efforts to cause the registration statement to be declared effective by the SEC within 120 days of the closing date of the transaction. The Company agreed to pay Barron Partners liquidated damages of 36% per annum for each day it did not file this registration statement after the initial 30 day period. As the Company did not file the registration statement within 30 days from the closing date of the offering, at June 30, 2005, the Company owed Barron Partners $36,000 representing the failure to file penalty. In addition, the Company agreed to pay Barron Partners liquidated damages of 36% per annum for each day the registration statement was not effective beginning on July 30, 2005 through the earlier of the effective date of the registration statement or March 30, 2007. The Company received a waiver from Barron, whereby Barron waived any penalties due pursuant to the Registration Rights Agreement.

B) Series B Convertible Preferred Stock

The designations, rights and preferences of the Series B Convertible Preferred Stock provide:

•
no dividends are payable on the Series B Convertible Preferred Stock. So long as these shares are outstanding, the Company cannot pay dividends on our common stock nor can it redeem any shares of its common stock,

•	the shares of Series B Convertible Preferred Stock do not have any voting rights, except as may be provided under Delaware law,
•
so long as the shares are outstanding, the Company cannot change the designations of the Series B Convertible Preferred Stock, create a class of securities that in the instance of payment of dividends or distribution of assets upon our liquidation ranks senior to or pari passu with the Series B Convertible Preferred Stock or increase the number of authorized shares of Series B Convertible Preferred Stock,

•	the shares carry a liquidation preference of $0.2727 per share,

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

•
each share of Series B Convertible Preferred Stock is convertible at the option of the holder into one share of the Company’s common stock based upon an initial conversion value of $0.2727 per share. The conversation ratio is subject to adjustment in the event of stock dividends, stock splits or reclassification of the Company’s common stock. The conversion ratio is also subject to adjustment in the event the Company should sell any shares of its common stock or securities convertible into common stock at an effective price less than the conversion ratio then in effect, in which case the conversion ratio would be reduced to the lesser price. No conversion of the Series B Convertible Preferred Stock may occur if a conversion would result in the holder, Barron Partners LP, and any of its affiliates beneficially owning more than 4.9% of our outstanding common shares following such conversion,

•
so long as the Series B Convertible Preferred Stock is outstanding, the Company has agreed not to issue any rights, options or warrants to holders of its common stock entitling the holders to purchase shares of its common stock at less than the conversion ratio without the consent of the holders of a majority of the outstanding shares of Series B Convertible Preferred Stock. If the Company should elect to undertake such an issuance and the Series B holders consent, the conversion ratio would be reduced. Further, if the Company should make a distribution of any evidence of indebtedness or assets or rights or warrants to subscribe for any security to our common stockholders, the conversion value would be readjusted,

•	the shares of Series B Convertible Preferred Stock automatically convert into shares of the Company’s common stock in the event of change of control of the Company, and
•
so long as the shares of Series B Convertible Preferred Stock are outstanding, the Company cannot sell or issue any common stock, rights to subscribe for shares of common stock or securities which are convertible or exercisable into shares of common stock at an effective purchase price of less than the then conversion value of the Series B Convertible Preferred Stock.

On December 28, 2005, the Company consummated a Preferred Stock Purchase Agreement and related agreements with Barron Partners LP. Under the terms of these agreements, the Company issued Barron Partners LP, an accredited investor, 1,833,334 shares of its Series B Convertible Preferred Stock and Common Stock Purchase Warrants “D”, “E” and “F” to purchase an aggregate of 2,250,000 shares of its common stock at exercise prices ranging from $2.00 to $9.60 per share, for an aggregate purchase price of $500,000. The Company received net proceeds of $475,000 after payment of commissions of $25,000 (before placement expenses). The Company is using these proceeds for general working capital. The transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On the date of issuance of the Series B Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. In fiscal 2006, the Company recorded a $500,000 preferred stock dividend related to the beneficial conversion feature and the fair value of the warrants granted in connection with the preferred stock.

Under the terms of the Preferred Stock Purchase Agreement, the Company agreed:

•
that all convertible debt in the Company would be cancelled and that for a period of three years from the closing date the Company will not issue any convertible debt or preferred stock. In addition, the Company agreed to cause all reset features related to any shares of its outstanding common stock to be cancelled and for a period of three years from the closing date to refrain from entering into any transactions that have reset features,

•
to maintain a majority of independent directors on its Board of Directors, and that these independent directors will make up a majority of the audit and compensation committees of its Board. If at any time the Company should fail to maintain these independent majority requirements, the Company is required to pay Barron Partners LP liquidated damages of 24% of the purchase price of the securities ($120,000) per annum, payable monthly in kind,

•
that if within 24 months from the closing date the Company consummates the sale of debt or equity securities with a conversion price less than the then effective conversion price of the Series B Convertible Preferred Stock, the Company will make a post-closing adjustment in the conversion price of the Series B Convertible Preferred Stock to such lower conversion price,

•
that for a period of three years all employment and consulting agreements must have the unanimous consent of the compensation committee of its Board, and any awards other than salary are usual and appropriate for other officers, directors, employees or consultants holding similar positions in similar publicly held-companies,

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

•
that for a period of two years from the closing the Company will not enter into any new borrowings of more than twice as much as the sum of EBITDA from recurring operations over the past four quarters, subject to certain exceptions,

•
that for long as Barron Partners LP holds any of the securities, the Company will not enter into any subsequent financing in which we issue or sell any debt or equity securities with a floating conversion price or containing a reset feature, and

•
that the Company will submit a proposal at its next annual meeting of stockholders to amend our Certificate of Incorporation to require the consent of the holders of a designated percentage of a designated class of its securities to waive or amend the terms of any rights, options and warrants approved by its Board.

Mr. John R. Signorello, the Company’s CEO, agreed not to sell any shares of the Company’s common stock that he may own in excess of 1% per quarter or at a price of less than $1.50 per share for a period ending August 30, 2007, and that the earliest any other insiders could sell their shares would be beginning two years from the closing date.

The Company granted Barron Partners LP a right of first refusal to participate in any subsequent funding the Company may undertake on a pro rata basis at 94% of the offering price.

Warrants Issued In the Series B Convertible Preferred Stock Transaction

In connection with the sale of shares of the Company’s Series B Convertible Preferred Stock, the Company issued the purchaser the following common stock purchase warrants:

•	Common Stock Purchase Warrants “D” to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $2.00 per share,
•	Common Stock Purchase Warrants “E” to purchase an aggregate of 625,000 shares of our common stock at an exercise price of $4.80 per share, and
•	Common Stock Purchase Warrants “F” to purchase an aggregate of 625,000 shares of our common stock at an exercise price of $9.60 per share.

The Company also issued Liberty Company LLC, a broker dealer which served as finder for the Company in the transaction, a Common Stock Purchase Warrant “G” to purchase 25,000 shares of its common stock at an exercise price of $1.00 per share. Other than the exercise price, all other terms of the warrant issued to Liberty Company LLC are identical to the Common Stock Purchase Warrants “E” and “F” issued to the purchaser.

The expiration date of the warrants is five years, or 18 months after effectiveness of a registration statement subsequent to the issuance hereof with such 18 months to be extended by one month for each month or portion of a month during which such registration statement’s effectiveness has lapsed or been suspended, whichever is longer. The warrants contain a cashless exercise provision which permits the holder, rather than paying the exercise price in cash, to surrender a number of warrants equal to the exercise price of the warrants being exercised. The holder cannot utilize the cashless exercise feature during the first six months of the term or so long as there is an effective registration statement covering the shares of common stock underlying the warrants. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants is subject to adjustment in the event of stock splits, stock dividends and reorganizations, as well as if we issue common stock or securities convertible into common stock at an effective price less than the then current exercise price of the warrant.

As with the shares of Series B Convertible Preferred Stock, no exercise of these warrants may occur if a conversion would result in the holder, Barron Partners LP, and any of its affiliates beneficially owning more than 4.9% of the Company’s outstanding common shares following such exercise. This limitation, however, immediately terminates as to the warrants in the event of the sale of all or substantially all of the Company’s assets or a merger or consolidation in which the Company is not the surviving entity.

If the Company’s common stock trades at or above $2.85 per share for 20 consecutive trading days, upon notice from the Company the holder must exercise the Common Stock Purchase Warrant “D” within 45 days, or transfer the warrant to a third party. If the holder elects to so transfer the warrant, the new holder then has an additional 45 days to exercise the Common Stock Purchase Warrant “D”. If the Company called the warrants and all or any portion of the warrants are not exercised within these respective periods, the unexercised Common Stock Purchase Warrants “D” will terminate.

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

In February 2006, the Company’s Board of Directors elected to reduce the exercise price of the Series B Preferred Stock Series “D”, “E”, and “F” warrants to $.80 per share.

Series B Convertible Preferred Stock and Related Warrants Registration Rights

The Company agreed to file a registration statement with the Securities and Exchange Commission within 30 days to register for resale the shares of common stock issuable upon the possible conversion of the Series B Convertible Preferred Stock and the exercise of the warrants, and to use our best efforts to cause such registration statement to be declared effective within 120 days from the closing date. The Company has also granted Barron Partners LP demand registration rights covering these securities, as well as piggy-back registration rights for a period of two years from the closing date. The Company paid all costs associated with these registration statements and have indemnified Barron Partners LP with respect thereto for any losses or claims related to material misstatements or material omissions by the Company in the registration statement(s). The Company received a waiver from Barron, whereby Barron waived any penalties due pursuant to the Registration Rights Agreement.

Common Stock

Fiscal 2005 Transaction

During the year ended September 30, 2005, the Company sold 503,129 shares of common stock to accredited investors for $469,477, such sale exempt from SEC registration pursuant to Section 4(2). The investors were sophisticated and had access to the consolidated financial statements of the corporation.

The Company issued 541,667 shares of common stock for cash and in exchange for or assumption of liabilities in the total amount of $403,230.

During the year ended September 30, 2005, 17,500 shares of common stock were issued in connection with the exercise of stock options.

Fiscal 2006 Transaction

During fiscal 2006, Series A preferred stockholders’ converted 410,000 shares of Series A Preferred Stock into 410,000 shares of common stock.

In March 2006, the Company cancelled 31,875 common shares.

On March 15, 2006, in connection with a 12-month consulting agreement, the Company issued 100,000 shares of common stock for investor relations services rendered and to be rendered in the future. The Company valued these common shares at the fair market value on the date of grant at per share price of $1.06 or $106,000. In connection with issuance of these shares, for the year ended September 30, 2006, the Company recorded stock-based consulting expense of $57,417 and deferred compensation of $48,583 which will amortized over the remaining service period.

As discussed in Note 13, on March 22, 2006, the Company issued 100,000 shares of common stock in connection with the acquisition of Patriotnet. The Company valued these common shares at the fair market value on the dates of the acquisition of $1.00 per share or $100,000 based on the trading price of common shares.

During March 2006, in connection with the exercise of 500,000 stock warrants, the Company issued 500,000 shares of common stock for cash proceeds of $400,000.

In May and June 2006, in connection with the exercise of 47,500 stock options, the Company issued 47,500 shares of common stock for cash proceeds of $32,000.

In connection with a note agreement, in June 2006, the Company issued 176,120 share of common stock. The Company valued these common shares at the fair market value on the dates of grant of $.72 per share or $126,805 based on the trading price of common shares. Accordingly, the Company recorded interest expense of $126,805.

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

On June 16, 2006, in connection with a 24-month retailer marketing agreement (see Note 15), the Company issued 350,000 shares of common stock to a national retail organization. The Company valued these common shares at the fair market value on the date of grant at per share price of $1.00 or $350,000. In connection with issuance of these shares, for the year ended September 30, 2006, the Company recorded marketing expense of $50,998 and deferred compensation of $299,002 which will amortized over the remaining service period.

In connection with a note payable, on September 29, 2006, the Company issued 500,000 restricted shares of common stock to the note holder. The Company valued these common shares at the fair market value on the dates of grant of $.45 per share or $225,000 based on the trading price of common shares.

During fiscal 2006, the Company issued 213,877 shares of common stock to employees in exchange for services provided. The Company valued these common shares at the fair market value on the date of grant at per share prices ranging from $.88 to $1.15 or $196,536. In connection with issuance of these shares, for the year ended September 30, 2006, the Company recorded stock-based compensation expense of $196,536

Common Stock Warrants

In February 2006, the Company reduced the exercise price of common stock purchase warrants to purchase 4,500,000 shares of common stock, all of which are held by Barron Partners LP, to $1.00 per share through December 31, 2006. On March 17, 2006, the Company further reduced the exercise price of 500,000 warrants to purchase 500,000 shares of common stock to $.80 during the period from March 17, 2006 through March 31, 2006. On October 20, 2006, the Company further reduced the exercise price of warrants to purchase 1,000,000 shares of common stock to $.35 during the period from October 17, 2006 through November 10, 2006. To the extent that those warrants were not exercised by 5:30 PM, Eastern time, on November 10, 2006, the exercise price of those warrants reverted to $1.00 per share through December 31, 2006 and at that time the warrants reverted back to the original exercise price. During the year ended September 30, 2006, the warrant holder exercised 500,000 warrants at an exercise price of $.80 for net proceeds of $400,000.

A summary of the status of the Company's outstanding common stock warrants as of September 30, 2006 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2006		Year Ended September 30, 2005
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	5,490,000	$4.88	240,000	$7.68
Granted	2,300,000	3.74	5,250,000	4.76
Exercised	(500,000)	0.80	-	-
Forfeited	(235,000)	3.43	-	-
Balance at end of year	7,055,000	$4.88	5,490,000	$4.88

Warrants exercisable at end of year	7,055,000	$4.88
Weighted average fair value of warrants granted or re-priced during the year		$3.74

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

The following table summarizes information about common stock warrants outstanding at September 30, 2006:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$0.35	720,000	3.50 Years	$0.35	720,000	$0.35
0.70	175,000	3.50 Years	0.70	175,000	0.70
1.00	50,000	5.2 Years	1.00	50,000	1.00
2.00	1,785,000	4.0 Years	2.00	1,785,000	2.00
4.00	287,500	1.25 Years	4.00	287,500	4.00
4.80	1,875,000	3.75 Years	4.80	1,875,000	4.80
8.00	287,500	3.25 Years	8.00	287,500	8.00
9.60	1,875,000	3.75 Years	9.60	1,875,000	9.60
	7,055,000		$4.88	7,055,000	$4.88

NOTE 12 - STOCK OPTION PLAN

In August 2000, the Board of Directors adopted the 2000 Management and Director Equity Incentive and Compensation Plan the "Plan") for directors, officers and employees that provides for non-qualified and incentive stock options to be issued enabling holders thereof to purchase common shares of the Company at exercise prices determined by the Company’s Board of Directors. The Plan was approved by the Company’s stockholders in August 2001.

The purpose of the Plan is to advance the Company’s interests and those of its stockholders by providing a means of attracting and retaining key employees, directors and consultants. In order to serve this purpose, the Company believes the Plan encourages and enables key employees, directors and consultants to participate in its future prosperity and growth by providing them with incentives and compensation based on its performance, development and financial success. Participants in the Plan may include the Company’s officers, directors, other key employees and consultants who have responsibilities affecting our management, development or financial success.

Awards may be made under the Plan in the form of Plan options, shares of the Company’s common stock subject to a vesting schedule based upon certain performance objectives ("Performance Shares") and shares subject to a vesting schedule based on the recipient's continued employment ("restricted shares"). Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or options that do not so qualify. Any incentive stock option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. Only persons who are officers or other key employees are eligible to receive incentive stock options and performance share grants. Any non-qualified stock option granted under the Plan must provide for an exercise price of not less than 50% of the fair market value of the underlying shares on the date of such grant.

As amended in fiscal 2006, the Plan permits the grant of options and shares for up to 2,500,000 shares of the Company’s common stock. The Plan terminates 10 years from the date of the Plan’s adoption by the Company’s stockholders.

The term of each Plan option and the manner in which it may be exercised is determined by the Board of Directors, provided that no Plan option may be exercisable more than three years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the Company’s common stock, no more than five years after the date of the grant. The exercise price of the stock options may be paid in either cash, or delivery of unrestricted shares of common stock having a fair market value on the date of delivery equal to the exercise price, or surrender of shares of common stock subject to the stock option which has a fair market value equal to the total exercise price at the time of exercise, or a combination of the foregoing methods.

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Year Ended September 30,
	2006	2005
Expected volatility	80% - 572%
Expected term	5 Years	5 years
Risk-free interest rate	4.36% - 5.08%
Expected dividend yield	0%	0%

The expected volatility was determined with reference to the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

For the year ended September 30, 2006, total stock-based compensation charged to operations for option-based arrangements amounted to $429,913. At September 30, 2006, there was approximately $182,500 or total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company's outstanding stock options as of September 30, 2006 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2006		Year Ended September 30, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	882,479	$1.55	856,131	$1.99
Granted	1,049,375	0.62	470,250	1.21
Exercised	(47,500)	0.67	-	-
Forfeited	(390,548)	1.27	(443,902)	2.01
Balance at end of year	1,493,806	$1.00	882,479	$1.55

Options exercisable at end of year	946,331	$1.24

Weighted average fair value of options granted during the year		$0.62		$1.21

The following table summarizes information about employee stock options outstanding at September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$0.47-0.51	375,000	4.93 Years	$0.48	16,800	$0.47
0.65-0.88	799,649	3.32 Years	0.73	619,967	0.72
1.20-1.60	89,157	1.60 Years	1.51	79,564	1.53
2.16-2.40	154,375	0.10 Years	2.26	154,375	2.26
3.20-3.80	75,625	2.00 Years	3.20	75,625	3.20
	1,493,806		$1.00	946,331	$1.24

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

NOTE 13 - ACQUISITION AND DISPOSITION

On March 22, 2006, the Company acquired certain assets and liabilities of PatriotNet, Inc. a professional Internet Service Provider (ISP) servicing over 3,500 customers with T-1, DSL, dial up lines and email services. In consideration for the purchase of the net assets and liabilities including accounts receivable, equipment and intangibles for customer contracts, the Company paid to PatriotNet (a non-related party to the Company) (a) the payment of cash consideration to PatriotNet of $190,000 at Closing and (b) the issuance by the Company of 100,000 (restricted under Rule 144) shares of its common stock at Closing, valued at $1.00 dollar per share of $100,000.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets exceeded the purchase price by $390,600. The excess had been applied to goodwill. The results of operations of PatriotNet are included in the consolidated results of operations of the Company from the acquisition date. Subsequent to September 30, 2006, in November 2006, the Company sold PatriotNet to a third party for $150,000 in cash and the assumption of approximately $60,000 in liabilities by the purchaser. At September 30, 2006, the Company recorded an impairment to goodwill of $180,000 to reflect the net realizable value of goodwill based on the subsequent sale of PatriotNet.

NOTE 14 - SEGMENT REPORTING

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

IceWEB's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended September 30, 2006 and 2005 all material assets and revenues of IceWEB were in the United States.

NOTE 15 - RETAILER MARKETING AGREEMENT

On June 16, 2006, the Company signed a Retailer Marketing Agreement (the “Marketing Agreement”) with a national retailing organization pursuant to which such retailing organization agreed to promote and sell the Company’s iceMAIL service. The terms of the Marketing Agreement provide for the Company to pay a commission on sales of it iceMail service originated by the retailing organization and create, host and maintain a co-branded website in a mutually agreed format. In connection with the Marketing Agreement, the Company issued the retailing organization 350,000 shares of common stock with a fair value of $350,000. The Marketing Agreement also provides the national retailer with pro rata preemptive rights with respect to private placements in which the Company sells and issues any equity securities of the Company, any debt securities that are convertible or exchangeable for any equity security, or any option, warrant or other right to purchase equity securities (other than options that may be issued to employees of the Company). The Marketing Agreement also provides the retailer with additional equity incentive pursuant to which the Company will issue additional common stock with a fair value of up to $350,000 in return for meeting milestones as defined in the Marketing Agreement related to sales and availability of product in such retailers’ stores. As of September 30, 2006, none of the additional milestones have been met and none of the additional equity incentive has been paid.

ICEWEB, INC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006 and 2005

NOTE 16 - CONTINGENCIES

From time to time, the Company faces litigation in the ordinary course of business. Currently, we are involved with litigation with two prior employees, which in the Company’s opinion will not have a material adverse effect on its financial condition. The two related lawsuits have been filed against the Company in the Circuit Court of Fairfax County, Virginia. Both suits are brought by former shareholders of DevElements, Inc., the assets of which were purchased by a subsidiary of the Company. The plaintiffs seek money damages from the Company for alleged breach of the asset purchase agreement, and damages related to stock options. The Company intends to vigorously defend this litigation. The Company believes the litigation is without merit.

NOTE 17 - SUBSEQUENT EVENTS

On October 31, 2006, the Company entered into an Asset Purchase Agreement (the "Agreement") with True North Solutions, Inc., a Delaware corporation (“True North”) whereby the Company acquired all or substantially all of True North’s assets used in its Government Business. Upon the terms and subject to the conditions of the Agreement, the Company agreed to purchase, accept, and acquire from True North all right, title, and interest of True North in and to the Government Business, which is hereby defined and limited to (i) certain vendor agreements and (ii) all of those rights and assets, tangible or intangible, exclusively used in the performance of day to day business operations, as owned or held True North such as certain tangible assets, websites, databases, GSA schedules and other government contracts, Federal client lists, and contracts in progress. The aggregate purchase price for these assets was $350,000 of which $250,000 was paid in cash at closing and the balance shall be evidenced by a promissory note secured by collateral pledge of the assets, payable immediately upon accomplishment of the novation of the GSA Schedule.

During November 2006, in connection with the exercise of 720,000 stock warrants, the Company issued 720,000 shares of common stock for cash proceeds of $252,000.

During November 2006, in connection with the exercise of 100,000 stock options, the Company issued 100,000 shares of common stock for cash proceeds of $35,000.

During the three months ended December 31, 2006, the Company granted 215,000 stock options to employees at exercise prices ranging from $0.43 to $0.54 per share. The options vest over a 3-year period and expire five years from grant date.

On November 29, 2006, the Company granted 100,000 stock options to an employee at exercise prices of $.35 per share. The options vest immediately and expire five years from grant date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2006, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who is also our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In August 2006 our then Chief Financial Officer terminated his employment with us. During the course of our 2006 audit, we determined that we experienced certain material weaknesses of our internal controls during fiscal 2006 related to our failure to timely reconcile the sub-detail reports of our general ledger, including cash, accounts payable and accounts receivable, and in the recordation of equity transactions. We do not presently have a full time Chief Financial Officer or an accounting staff which is sufficiently experienced in the proper application of generally accepted accounting principles. Our Chief Executive Officer who is not an accounting professional is presently serving as our principal financial and accounting officer, our accounting staff is comprised of one person and are currently relying upon the services of an outside consultant to augment our accounting department. Until we expand our staff to include a senior financial officer who has the requisite experience necessary, as well as supplement the staff of our accounting department to include a sufficient number of properly trained employees, it is possible that we will have material weaknesses in our disclosure controls in future periods.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Between June 2006 and September 30, 2006 Bluepoint Financial LLC lent us funds for working capital purposes. The shareholders of Bluepoint Financial include Mr. Robert Druzak, a principal shareholder of our company and the brother of Mr. Joseph Druzak, a member of our Board of Directors, and Mr. John Signorello, our CEO and Chairman. The loans were 30 day terms and we agreed to issue the related party 1.54 shares of our common stock for each dollar lent to us as interest. As of September 30, 2006 we had borrowed approximately $335,000 under this loan arrangement, of which approximately $179,000 had been repaid. In June 2006 we issued 176,120 shares of our common stock valued at $126,805 and at September 30, 2006 we were obligated to issue Bluepoint Financial an additional 339,606 shares of our common stock valued at $169,803 which we are recording as interest expense in the financial statements appearing elsewhere in this annual report.

On July 6, 2006 we entered into a sale/leaseback for certain computer and office equipment we owned. We sold this equipment to an unrelated third party for $300,000. At the time of the transaction we were carrying the equipment with a net book value of $37,486. Contemporaneous with the sale, we entered into a 36-month agreement with the purchaser wherein we have leased this equipment at $10,398 per month. We paid a $30,000 security deposit at the time of the lease.

On September 29, 2006 we borrowed $200,000 from Mr. Robert Druzak, a principal shareholder of our company and the brother of Mr. Joseph Druzak, a member of our Board of Directors, for working capital purposes. The note had a term of 30 days and bore interest at 12% per annum. In connection with the note we issued the lender 500,000 shares of our common stock valued at $225,000 as additional consideration for making the loan. We repaid the loan in October 2006.

In November 2006 we sold 100% of the capital stock of our wholly-owned subsidiary, Integrated Power Solutions, Inc. (IPS) to John Younts, a former employee and shareholder, for the assumption by John Younts of approximately $180,000 in liabilities and the assignment of accounts receivable of approximately $54,000. IPS sold back-up generator power solutions to companies for which it received a commission. Sales from IPS accounting to approximately 1% of our sales in fiscal 2006. Although IPS is a party to our financing arrangement with Sand Hill LLC discussed elsewhere in this document, , we do not intend to permit IPS to borrow funds under this agreement.

In fiscal 2006, we increased the shares covered by our 2000 Management and Director Equity Incentive and Compensation Plan to permit the grant of options and shares for up to 2,500,000 shares of the Company’s common stock.

In March 2006 we acquired PatriotNet, Inc., an Internet service provider, for total consideration of $290,000 of which $190,000 was paid in cash and we issued 100,000 shares of our common stock valued at $100,000. At the time of the acquisition, the fair value of the assets acquired exceeded the purchase price by $390,600 which we treated as goodwill for accounting purposes. From the date of acquisition through September 30, 2006 revenues from PatriotNet were approximately $450,000 and represented approximately 9.5% of our consolidated revenues. In November 2006 we sold PatriotNet to Leros Online, Inc., a third party, for $150,000 in cash and the assumption of $60,000 in liabilities. At September 30, 2006 we recorded goodwill impairment of $180,000 related to this transaction.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Positions
John R. Signorello	41	Chairman and Chief Executive Officer
James M. Bond	36	Chief Technology Officer
Harold F. Compton (1)(2)	57	Director
Raymond H. Pirtle (2)	64	Director
Joseph L. Druzak (1)	53	Director
Jack Bush(1)	70	Director
________
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

James M. Bond. Mr. Bond has served as our Chief Information Officer since August 2005 and our Vice President of Program Services since June 2003. His responsibilities include management of our consulting services practice which is focused on network infrastructure and enterprises messaging services. Mr. Bond is also responsible for developing new services and product offerings. From August 2000 until our acquisition of the company in June 2003, Mr. Bond was President of The Seven Corporation, which is now our consulting services division. Mr. Bond has over 16 years of information technology design and implementation experience. He has been the architect of and has implemented solutions for medium and large corporate and government organizations with some multi-year projects exceeding $50M. Mr. Bond served as Vice President with Steelcloud from 1997 until 2000 where he ran the Professional Services division with over 50 consulting engineers and revenues exceeding $15M annually. Mr. Bond's earlier work experience includes senior engineering, architecture/design, and project management responsibilities with companies such as Electronic Data Systems (EDS) and Computer Sciences Corporation (CSC). Mr. Bond holds a Bachelor degree from the University of Maryland in Computer Science and is currently pursuing a Master's Degree. He has been a certified engineer for products and companies including Microsoft, Novell, 3Com, NetFRAME, Tricord, and served on the Microsoft Architect's Council for the Mid-Atlantic region. Mr. Bond is also a certified Project Management Professional (PMP).

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

Raymond H. Pirtle, Jr. Mr. Pirtle has been a member of our Board of Directors since June 2005. Mr. Pirtle is a veteran of the financial services industry, having spent the past three decades in a variety of senior roles in corporate finance, institutional sales, investment banking, and equity research. From 1966 until 1989 he was employed by J.C. Bradford & Co., a large regional investment banking and brokerage, departing as a general partner. From 1989 until 2001 he was a Director and co-head of institutional sales of Equitable Securities Corp., a banking and institutional brokerage firm later known as SunTrust Equitable. In 2001 he was one of the founding partners of Avondale Partners, LLC, an institutional equity research and investment banking firm focusing on small companies generally with a market cap in the range of $200 million to $2 billion. In March 2005 Mr. Pirtle founded Clairidge Company, LLC., a consulting firm that represents micro-cap to small-cap companies with a public equity valuation under $200 million or larger companies that are seeking to attract broad attention from institutional portfolio managers, research analysts or investment bankers. Since 1985 Mr. Pirtle has been serving on the board of both public and private companies. He currently serves on the board of Premier Global Services, Inc. (NYSE: PGI), a provider of business communications services and business process solutions that enable enterprise customers to automate and simplify components of their critical business processes and to communicate more effectively with their constituents, and TriCell, Inc., a wholesale distributor and worldwide trading operation of cellular telephones and accessories.

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

A copy of our Code of Business Conduct and Ethics is filed as an exhibit to our annual report for the period ended September 30, 2006 as filed with the US Securities and Exchange Commission, and we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended September 30, 2006 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2006, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following Board members and officers failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended September 30, 2006.

Specifically, during fiscal 2006 our board members Harold F. Compton , Raymond Pirtle, Joseph L. Druzak and Jack Bush were each granted options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share.

Additionally, during fiscal 2006, John R. Signorello was granted options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share and James Bond was granted options to purchase 50,000 shares of our common stock at an exercise price of $0.51 per share and options to purchase 40,000 shares of our common stock at an exercise price of $0.65 per share.

ITEM 10. Executive Compensation

Cash Compensation

The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000.

	Annual Compensation				Long-Term Compensation
			Other		Restricted	Securities
Name and			Annual		Stock	Underlying
Principal	Fiscal	Salary	Bonus	Compensation	Awards	Options	All Other
Position	Year	($)	($)	($)	($)	SAR (#)	Compensation

John R. Signorello	2004	$80,000	$-0-	$-0-	$-0-	-0-	-0-
Chief Executive	2005	$120,000	$-0-	$-0-	$-0-	-0-	-0-
_________	2006	$150,000	$-0-	$15,800	$-0-	50,000 (1)	-0-

James M. Bond
Chief Technology	2005	$120,000	$-0-	$-0-	$-0-	-0-	-0-
	2006	$120,000	$-0-	$42,600	$-0-	90,000(2)	-0-

(1)
In fiscal year 2006, Mr. Signorello was granted options to purchase 50,000 shares at $0.47 cents per share, expiring in 2011. These options were valued at $15,800 and are included in Other Annual Compensation.

(2)
In fiscal year 2006, Mr. Bond was granted options to purchase 40,000 shares at $0.65 cents per share, expiring in 2010. Mr. Bond was also granted options to purchase 50,000 shares at $0.51 cents per share, expiring in 2011. These options were valued at an aggregate of $42,600 and are included in Other Annual Compensation.

STOCK OPTION PLAN

In August 2000, our Board of Directors adopted our 2000 Management and Director Equity Incentive and Compensation Plan (the "Plan"). The Plan was approved by our stockholders in August 2001. As amended in May 2006, we have reserved an aggregate of 2,500,000 shares of common stock for issuance under the Plan. At December 31, 2006 we have granted options to purchase 1,624,032 shares of our common stock under the Plan. Our Board of Directors (or at their discretion a committee of our Board members) administers the Plan including, without limitation, the selection of recipients of awards under the Plan, the granting of stock options, restricted share or performance shares, the determination of the terms and conditions of any such awards, the interpretation of the Plan and any other action they deem appropriate in connection with the administration of the Plan.

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

o	cash, or

o	by delivery of unrestricted shares of our common stock having a fair
o	market value on the date of such delivery equal to the total
o	purchase price, or

o	a combination of either of these methods.

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

Stock Option Information

The following table sets forth certain information with respect to stock options granted in fiscal 2006 to the Named Executive Officers.

Option Grants in Year Ended September 30, 2006
(individual grants)

	NO. OF SECURITIES	% OF TOTAL OPTIONS/SARs
	UNDERLYING OPTIONS	GRANTED TO EMPLOYEES	EXERCISE	EXPIRATION
NAME	SARs GRANTED	IN FISCAL YEAR	PRICE	DATE

John R. Signorello	50,000	4.8%	$0.47	Sept. 6, 2011

James M. Bond	90,000	8.6%	$(1)	(1)

(1) Includes options to purchase 40,000 shares of our common stock with an exercise price of $0.65 per share expiring December 14, 2010 and options to purchase 50,000 shares of our common stock with an exercise price of $0.51 per share expiring August 25, 2011.

The following table sets forth certain information regarding stock options held as of September 30, 2006 by the Named Executive Officers.

 Aggregate Option Exercises in Year Ended September 30, 2006 and Year-End Option Values

	SHARES		NO. OF SECURITIES UNDERLYING UNEXERCISED		VALUE OF UNEXERCISED
	ACQUIRED	VALUE	OPTIONS AT		IN-THE-MONEY OPTIONS AT
	ON	REALIZED	SEPTEMBER 30, 2006		SEPTEMBER 30, 2006
NAME	EXERCISE	$	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

John R. Signorello	0	0	125,000	50,000	0	50,000
James M. Bond	0	0	138,625	47,000	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At February 5, 2007, there were 9,677,909 shares of our common stock issued and outstanding. Our common stock is the only outstanding class of our voting securities. The following table sets forth, as of February 5, 2007, information known to us relating to the beneficial ownership of these shares by:

o	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
o	each director;

o	each executive officer; and
o	all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 205 Van Buren, Suite 150, Herndon, Virginia 20170.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from February 5, 2007 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of February 5, 2007, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

Name of	Amount and Nature of	Percentage
Beneficial Owner	Beneficial Ownership	of Class

John R. Signorello (1)	2,401,164	24.8%
James M. Bond (5)	235,125	2.4%
Hal Compton (2)	80,000	*
Raymond H. Pirtle (3)	80,000	*
Joseph L. Druzak (4)	283,126	3.0%
Jack Bush (6)	80,000	*
All executive officers and
as a group (six persons)	3,159,415	30.3%
_________
* represents less than 1%

(1) The number of shares beneficially owned by Mr. Signorello includes options to purchase 50,000 shares of our common stock at an exercise price of $1.60 per share, options to purchase 75,000 shares of our common stock at an exercise price of $3.20 per share and options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share.

(2) The number of shares beneficially owned by Mr. Compton includes options to purchase 30,000 shares of our common stock at an exercise price of $0.80 per share and options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share.

(3) The number of shares beneficially owned by Mr. Pirtle includes options to purchase 30,000 shares of our common stock at an exercise price of $0.80 per share and options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share.

(4) The number of shares beneficially owned by Mr. Druzak includes Series H Common Stock Purchase Warrants exercisable into 50,000 shares of our common stock at an exercise price of $4.00 per share and Series I Common Stock Purchase Warrants exercisable into 50,000 shares of our common stock at an exercise price of $8.00 per share, and includes options to purchase 30,000 shares of our common stock at an exercise price of $0.80 per share and options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share.

(5) The number of shares beneficially owned by Mr. Bond includes options to purchase 45,625 shares of our common stock at an exercise price of $0.88 per share, options to purchase 40,000 shares of our common stock at an exercise price of $0.65 per share and options to purchase 50,000 shares of our common stock at an exercise price of $0.51 per share.

(6) The number of shares beneficially owned by Mr. Bush includes options to purchase 30,000 shares of our common stock at an exercise price of $0.80 per share and options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time we have borrowed funds from Mr. Signorello, our Chairman and CEO, for working capital. At September 30, 2006 we owed Mr. Signorello $8,123. These advances are short-term and non-interest bearing. We will repay Mr. Signorello this amount as working capital is available to us.

During June to September 2006, Bluepoint Financial LLC, lent funds to the Company for working capital purposes. The shareholders of Bluepoint Financial LLC include Mr. Robert Druzak, a principal shareholder of our company the brother of Mr. Joseph Druzak, a member of our Board of Directors, and Mr. John R. Signorello, our Chairman and CEO. The loan was due no later than 30 days from that date of funding. As consideration for providing the funding, we agreed to issue 1.54 shares of common stock for each dollar lent under the loan. During the year ended September 30, 2006, we borrowed approximately $335,000 under this loan agreement and repaid approximately $157,000. At September 30, 2006, we owed this related party $178,099. In connection with this agreement, in June 2006, we issued 176,120 shares of common stock. We valued these common shares at the fair market value on the dates of grant of $.72 per share or $126,805 based on the trading price of common shares. Accordingly, we recorded interest expense of $126,805. Additionally, the related party is due 339,606 common shares under the loan agreement. At September 30, 2006, we valued these common shares at the fair market value on the dates of grant of $.50 per share or $169,803 based on the trading price of common shares. Accordingly, we recorded additional interest expense of $169,803 and an accrued interest payable of $169,803 which has been reflected on the accompanying consolidated balance sheet.

In November 2006 we sold 100% of the capital stock of our wholly-owned subsidiary, Integrated Power Solutions, Inc. to John Younts, a former employee and a shareholder, for the assumption of approximately $200,000 in liabilities. In fiscal 2006, revenues for IPS accounting for approximately $457,000 or 9.5% of overall IceWEB revenues.

ITEM 13. EXHIBITS

2.1	Agreement and Plan of Reorganization and Stock Purchase Agreement with
Disease S.I. Inc.(4)
2.2	Agreement and Plan of Merger with IceWEB Communications, Inc. (8)
2.3	Agreement and Plan of Merger with Seven Corporation (9)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (1)
3.5	Certificate of Amendment to Certificate of Incorporation (2)
3.6	Certificate of Amendment to Certificate of Incorporation (3)
3.7	Certificate of Amendment to Certificate of Incorporation (11)
3.8	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.9	Certificate of Amendment to Certificate of Incorporation (13)
3.10	Bylaws (1)
3.11	Certificate of Designations of Series B Convertible Preferred Stock (17)
4.1	Form of Common Stock Purchase Warrant "A" (12)
4.2	Form of Common Stock Purchase Warrant "B" (12)
4.3	Form of Common Stock Purchase Warrant "C" (12)
4.4	Form of Series H Common Stock Purchase Warrant (16)
4.5	Form of Series I Common Stock Purchase Warrant (16)
4.6	Form of $0.70 Common Stock Purchase Warrant "A" (16)
4.7	Form of Comerica Bank warrant (16)
4.8	Form of Common Stock Purchase Warrant "D" (17)
4.9	Form of Common Stock Purchase Warrant "E" (17)
4.10	Form of Common Stock Purchase Warrant "F" (17)
4.11	Form of Common Stock Purchase Warrant "G" (18)
4.12	Form of Common Stock Purchase Warrant for Sand Hill Finance LLC (18)
10.1	Acquisition Agreement with North Orlando Sports Promotions, Inc. (1)
10.2	Asset Purchase Agreement with Raymond J. Hotaling (5)
10.3	2000 Management and Director Equity Incentive and Compensation Plan (6)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.5	Stock Purchase and Exchange Agreement with Interlan Communications (9)
10.6	Preferred Stock Purchase Agreement dated March 30, 2005 (12)
10.7	Registration Rights Agreement with Barron Partners LP (12)
10.8	Asset and Stock Purchase Agreement for iPlicity, Inc.(16)
10.9	Asset and Stock Purchase Agreement for DevElements, Inc. of Virginia (15)
10.10	Form of Loan and Security Agreement with Comerica Bank (16)
10.11	Forbearance Agreement (16)
10.12	Sublease Agreement for principal executive offices (16)
10.13	Preferred Stock Purchase Agreement dated September 8, 2005 (18)
10.14	Registration Rights Agreement with Barron Partners LP (18)
10.15	Financing Agreement with Sand Hill Finance LLC (18)
10.16	Lease Agreement for principal executive offices (19)
10.17	Retailer Marketing Agreement with CompUSA (20)
14.1	Code of Business Conduct and Ethics (16)
21.1	Subsidiaries of the small business issuer (16)
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Principal financial and accounting officer *
32.1	Section 906 Certification of Chief Executive Officer *

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
(13)	Incorporated by reference to the definitive Information Statement on
Schedule14C as filed on April 4, 2005.
(14)	Incorporated by reference to Amendment No. 1 to the Report on Form
8-K/A as filed on February 20, 2004.
(15)	Incorporated by reference to the Report on Form 8-K as filed on July 23, 2004.
(16)	Incorporated by reference to the registration statement on Form SB-2, SEC file number
333-126898, as amended.
(17)	Incorporated by reference to our Annual Report on Form 10-KSB as filed on January 18, 2006.
(18)	Incorporated by reference to the Report on Form 8-K as filed on January 30, 2006.
(19)	Incorporated by reference to the registration statement on Form SB-2/A, SEC file number
333-126898 filed on January 30. 2006.
(20)	Incorporated by reference to the Report on Form 8-K as filed on June 22, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits and reviews for the fiscal years ended September 30, 2006 and 2005 is $45,000 and $39,000, respectively.

AUDIT-RELATED FEES

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Our audit-related and review fees for the fiscal years ended September 30, 2006 and 2005 were $0 and $0.

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal years ended September 30, 2006 and 2005 is $0 and $1,500, respectively.

ALL OTHER FEES

There were no other fees billed by our principal accountant for the fiscal years ended September 30, 2006 and 2005, except as provided above.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICEWEB, INC.

February 07, 2007	By:	/s/ John R. Signorello
John R. Signorello, CEO
Principal executive officer
and Principal financial and accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Signorello	CEO and director,	February 7, 2007
John R. Signorello	principal financial and accounting officer

/s/ Hal Compton	Director	February 7, 2007
Hal Compton

/s/ Raymond H. Pirtle, Jr.	Director	February 7, 2007
Raymond H. Pirtle, Jr.

/s/ Joseph Druzak	Director	February 7, 2007
Joseph Druzak

/s/ Jack Bush	Director	February 7, 2007
Jack Bush