Form 10QSB
period 2006-12-31
ICEWEB INC
filed 2007-02-14
CIK 1097718

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________

Commission file number: 0-27865

ICEWEB, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2640971
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

205 Van Buren Street, Suite 150
Herndon, VA 20170
(Address of principal executive offices)

(703) 964-8000
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 14, 2007, there were 9,777,909 outstanding shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “project,” “contemplate,” “would,” “should,” “could,” or “may.” With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

ICEWEB, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED December 31, 2006

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheet
December 31, 2006 (Unaudited)..	3
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended December 31, 2006	4
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended December 31, 2006	5

Notes to Unaudited Consolidated Financial Statements	6-19

Item 2 - Management's Discussion and Analysis or Plan of Operation	20-31

Item 3 - Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	32

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..	32

Item 3 - Default upon Senior Securities	33

Item 4 - Submission of Matters to a Vote of Security Holders	33

Item 5 - Other Information.	.. 33

Item 6 - Exhibits	33

Signatures	33

IceWEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006
(Unaudited)

CURRENT ASSETS:
Cash	$288,901
Accounts receivable, net of allowance for bad debt of $9,000	1,433,302
Prepaid expenses	7,287

Total current assets	1,729,490

OTHER ASSETS:
Property and equipment, net	365,892
Goodwill	430,000
Deposits	53,956
Intangible assets, net of accumulated amortization of $60,000	35,000
Deferred financing costs, net	155,000

Total Assets	$2,769,338

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$1,242,811
Note payable - related party	181,599
Current portion of equipment financing payable	75,765
Accounts payable	1,529,424
Accrued expenses	322,977
Accrued interest payable	258,865
Advances from related party	19,860

Total current liabilities	3,631,301

LONG-TERM LIABILITIES:
Equipment financing payable, net of current portion	168,149
Note payable - related party	150,000

Total long-term liabilities	318,149

Total Liabilities	3,949,450

STOCKHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 10,000,000 shares authorized)
Series A convertible preferred stock ($.001 par value; 1,256,667 shares
issued and outstanding)	1,257
Series B convertible preferred stock ($.001 par value; 1,833,334 shares
issued and outstanding)	1,833
Common stock ($.001 par value; 1,000,000,000 shares authorized;
9,777,909 shares issued and 9,615,409 shares outstanding)	9,779
Additional paid-in capital	10,558,462
Accumulated deficit	(11,461,108)
Deferred compensation	(277,335)
Treasury stock, at cost, (162,500 shares)	(13,000)

Total Stockholders' Deficit	(1,180,112)

Total Liabilities and Stockholders' Deficit	$2,769,338

See accompanying notes to unaudited consolidated financial statements

IceWEB, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2006	2005
	(Unaudited)	(Unaudited)

Sales	$2,581,777	$1,491,216

Cost of sales	2,295,410	1,241,409

Gross profit	286,367	249,807

Operating expenses:
Marketing and selling	60,216	47,189
Depreciation and amortization expense	65,541	19,371
General and administrative	760,366	513,987

Total operating expense	886,123	580,547

Loss from operations	(599,756)	(330,740)

Other income (expenses):
Gain from sales of net assets	138,586	-
Interest income	1,309	-
Interest expense	(130,205)	(20,918)

Total other income (expenses):	9,690	(20,918)

Net loss	(590,066)	(351,658)

Beneficial conversion feature -preferred stock	-	(500,000)

Net loss attributable to common shareholders	$(590,066)	$(851,658)

Net loss per common share available to common shareholders:
Basic and diluted loss per share	$(0.06)	$(0.13)

Weighted average common shares outstanding - basic and diluted	9,423,344	6,329,787

See accompanying notes to unaudited consolidated financial statements

IceWEB, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:
Net Loss	$(590,066)	$(351,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,541	9,371
Stock-based compensation	158,635	-
Gain on sales of net assets	(138,586)	-
Amortization of deferred finance costs	4,999	5,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(223,846)	(325,335)
Prepaid expense	2,384	(50,271)
Advances	-	(975)
Deposits	(860)	(16,855)
Increase (decrease) in:
Accounts payable	821,829	238,734
Accrued expense	(456,567)	53,441
Accrued interest payable	4,687	4,687
Deferred revenue	(39,156)	(1,075)

NET CASH USED IN OPERATING ACTIVITIES	(391,006)	(434,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,874)	(79,218)
Net cash received from sale of net assets	138,000	-
Cash used in acquisitions, net	(250,000)	-
Capitalized software	-	(160,773)

NET CASH USED IN INVESTING ACTIVITIES	(113,874)	(239,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	(18,382)
Proceeds from notes payable - related party	30,000	6,521
Repayment of notes payable - related party	(26,500)	-
Net proceeds from related party advances	11,737	-
Proceeds from bank financing	-	339,476
Payment of placement fees and expenses	-	(46,398)
Proceeds from notes payable	242,041	-
Payments on notes payable	(200,000)	-
Proceeds from exercise of common stock options	35,000
Proceeds from exercise of common stock warrants	287,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	360,896	299,599

NET DECREASE IN CASH	(143,984)	(375,328)

CASH - beginning of year	432,885	557,175

CASH - end of period	$288,901	$181,847

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$125,518	$20,918
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition details:
Goodwill	$430,000	$-
Liabilities assumed	$180,000	$-
Cash paid	$250,000	$-

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

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

On October 31, 2006, the Company entered into an Asset Purchase Agreement (the "Agreement") with True North Solutions, Inc., a Delaware corporation (“True North”) whereby the Company acquired all or substantially all of True North’s assets used in its Government Business Company (see note 3).

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results for the full fiscal year ending September 30, 2007.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2006 and 2005 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the three months ended December 31, 2006, the Company incurred a net loss of $590,066 and used cash in operations of $391,006. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company’s products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, the valuation of stock-based compensation, the useful life of property and equipment, and the valuation of goodwill.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of December 31, 2006. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the three months ended December 31, 2006 and 2005, respectively.

Intangible Assets

Intangible assets, net consists of the cost of acquired customer relationships. The Company capitalizes and amortizes the cost of acquired intangible assets over their estimated useful lives on a straight-line basis. The estimated useful lives of the Company’s acquired customer relationships is five years.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. The Company performed its latest annual impairment test with regard to the carrying value of goodwill as of December 31, 2006. For the three months ended December 31, 2006, the Company did not record any impairment to goodwill.

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is anti-dilutive. At December 31, 2006, there were options and warrants to purchase 7,759,032 shares of common stock and 3,090,001 shares issuable upon conversion of Series A and B preferred stock which could potentially dilute future earnings per share.

Stock-Based Compensation

Prior to October 1, 2006, the Company accounted for stock options issued under the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation (continued)

Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In September 2006, the U.S. Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB No. 108) which provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not believe that the application of SAB No. 108 will have a material effect on the Company’s results of operations or financial position.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consisted of the following:

	Estimated Life
Office equipment	5 years	$176,840
Computer software	3 years	674,139
Furniture and fixtures	5 years	30,133
Leasehold improvements	3 years	4,553
		885,665

Less: accumulated depreciation		(519,773)

		$365,892

Depreciation expense for the three months ended December 31, 2006 and 2005 was $60,541 and $9,371 respectively.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 3 - ACQUISITION AND DISPOSITIONS

On March 22, 2006, the Company acquired certain assets and liabilities of PatriotNet, Inc. a professional Internet Service Provider (ISP) servicing over 3,500 customers with T-1, DSL, dial up lines and email services. In consideration for the purchase of the net assets and liabilities including accounts receivable, equipment and intangibles for customer contracts, the Company paid to PatriotNet (a non-related party to the Company) (a) the payment of cash consideration to PatriotNet of $190,000 at Closing and (b) the issuance by the Company of 100,000 (restricted under Rule 144) shares of its common stock at Closing, valued at $1.00 dollar per share of $100,000. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the purchase price exceeded the fair value of net assets by $390,600 which was applied to goodwill. In fiscal 2006, the Company recorded an impairment of goodwill of $180,000 which was charged to operations in fiscal 2006. In November 2006, the Company sold PatriotNet to a third party for $150,000 in cash and the assumption of approximately $60,600 in liabilities by the purchaser. No gain or loss was recognized on the sale.

In November 2006, the Company sold its interest in one of its subsidiaries (Integrated Power Solutions, Inc. or IPS) to a shareholder of the Company and related party for the payment of cash to the third party of $12,000, the assignment to the purchaser of accounts receivable of $54,609, and assumption by the purchaser of approximately $205,200 in accounts payable. In connection with this sale, the Company recorded a gain of $138,586.

On October 31, 2006, the Company entered into an Asset Purchase Agreement (the "Agreement") with True North Solutions, Inc., a Delaware corporation (“True North”) whereby the Company acquired all or substantially all of True North’s assets used in its Government Business. Upon the terms and subject to the conditions of the Agreement, the Company agreed to purchase, accept, and acquire from True North all right, title, and interest of True North in and to the Government Business, which is hereby defined and limited to (i) certain vendor agreements and (ii) all of those rights and assets, tangible or intangible, exclusively used in the performance of day to day business operations, as owned or held True North such as certain tangible assets, websites, databases, GSA schedules and other government contracts, Federal client lists, and contracts in progress. The aggregate purchase price for these assets was $430,000 of which $250,000 was paid in cash at closing and the balance shall be evidenced by a promissory note secured by collateral pledge of the assets, payable immediately upon accomplishment of the novation of the GSA Schedule. Additionally the Company accrued $80,000 in finder’s fees payable in connection with this acquisition. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the purchase price exceeded the fair value of net assets by $430,000 which was applied to goodwill. The Company is currently analyzing this acquisition and may reclassify a portion of this goodwill to amortizable intangible assets.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable - Related Party

During June to October 2006, a company that the Company’s chief executive officer is a shareholder in lent funds to the Company for working capital purposes. The loan was due no later than 30 days from that date of funding. As consideration for providing the funding, the Company agreed to issue 1.54 shares of common stock for each dollar lent under the loan. During the three months ended December 31, 2006, the Company borrowed $30,000 under this loan agreement and repaid approximately $26,500. At December 31, 2006, the Company owed this related party $181,599. Additionally, the related party is due 339,606 common shares under the loan agreement. In October 2006, the related party company waived any further common shares on funds received subsequent to September 30, 2006. At December 31, 2006, in connection with the common shares due under this agreement, the Company has reflected an accrued interest payable of $169,803 on the accompanying consolidated balance sheet.

Note Payable - Related Party - Long-term

At December 31, 2006, the Company owed $150,000 of principal under a promissory note to a shareholder of the Company. The note bears interest at the rate of 12.5% per annum and was due on demand. In May 2005, the Company issued to this stockholder 125,000 shares of common stock as consideration for the extension of the maturity date of the note by 10 years to September 30, 2014 which had been orally agreed to in fiscal 2004. The shares were valued at $200,000, the fair value at the date of issuance. The cost associated with these shares has been accounted for as deferred finance charges, and is being amortized over the life of the deferral period. For the three months ended December 31, 2006 and 2005, amortization of deferred financing costs amounted to $4,999 and $5,000, respectively, and is included in interest expense on the accompanying consolidated statements of operation. The note remains outstanding and at December 31, 2006, the Company owed the stockholder the $150,000 principal plus accrued interest of approximately $89,062.

Advances from Related Party

The Company’s Chief Executive Officer provides advances to the Company from time-to-time for operating expenses. These advances are short-term in nature and are non-interest bearing. At December 31, 2006, amounts due to this related party amounted to $19,860.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 5 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At December 31, 2006, the principal amount due under the Financing Agreement amounted to $1,242,811.

Interest is payable at a rate of 2% per month on the average balance outstanding during the year, equal to an annual interest of approximately 24% per year. The Company also agreed to pay an upfront commitment fee of 1% of the credit line upon signing of the Financing Agreement, half of which was due and paid upon signing (amounting to $9,000) and half of which is due on the first anniversary of the Financing Agreement. In addition, the Company is obligated to pay a commitment fee of 1% of the credit limit annually, such amount payable on the anniversary of the agreement.

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 5 - NOTES PAYABLE (Continued)

Note Payable - Other

On September 29, 2006, the Company borrowed $200,000 from a shareholder. The note was payable on October 29, 2006 and bears interest at 12% per annum. The Company repaid this loan in October 2006.

NOTE 6 - EQUIPMENT FINANCING PAYABLE

On July 6, 2006, the Company entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. The Company received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, the Company entered into an agreement to lease the equipment back from the third party for 36 monthly rent payments of $10,398 until August 2009. The Company accounted for this equipment financing arrangement as a capital lease. In connection with the agreement, the Company made an initial security deposit of $30,000 and is included in deposits in the balance sheet at December 31, 2006. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, the Company did not record any gain or loss. Imputed interest on this financing is 20% per annum. At December 31, 2006, the principal amount due under this equipment financing arrangement amounted to $243,914.

NOTE 7 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006, the Company had approximately $135,000 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Major Customers

Sales to two customers represented approximately 21% of total sales for the three months ended December 31, 2006. As of December 31, 2006, approximately 42% of the Company's accounts receivable was due from these two customers.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common stock

During November 2006, in connection with the exercise of 820,000 stock warrants, the Company issued 820,000 shares of common stock for cash proceeds of $287,000.

During November 2006, in connection with the exercise of 100,000 stock options, the Company issued 100,000 shares of common stock for cash proceeds of $35,000.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

Common Stock Warrants

A summary of the status of the Company's outstanding common stock warrants as of December 31, 2006 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	7,055,000	$4.88
Granted	-	-
Exercised	(820,000)	0.35
Forfeited	-	-
Balance at end of period	6,235,000	$5.45

Warrants exercisable at end of period	6,235,000	$5.45

Weighted average fair value of warrants granted or re-priced during the period		$0.35

The following table summarizes information about common stock warrants outstanding at December 31, 2006:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.70	175,000	3.25 Years	$0.70	175,000	$0.70
1.00	50,000	4.95 Years	1.00	50,000	1.00
2.00	1,785,000	3.75 Years	2.00	1,785,000	2.00
4.00	187,500	1.00 Years	4.00	187,500	4.00
4.80	1,875,000	3.50 Years	4.80	1,875,000	4.80
8.00	287,500	3.00 Years	8.00	287,500	8.00
9.60	1,875,000	3.50 Years	9.60	1,875,000	9.60
	6,235,000		$5.45	6,235,000	$5.45

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 9 - STOCK OPTION PLAN

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 9 - STOCK OPTION PLAN (continued)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	December 31,
	2006	2005
Expected volatility	116% - 135%	111%
Expected term	5 Years	5 years
Risk-free interest rate	4.39% - 4.56%	4%
Expected dividend yield	0%	0%

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

For the three months ended December 31, 2006, total stock-based compensation charged to operations for option-based arrangements amounted to $88,385. At December 31, 2006, there was approximately $182,500 or total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company's outstanding stock options as of December 31, 2006 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	1,493,806	$1.00
Granted	315,000	0.42
Exercised	(100,000)	0.35
Forfeited	(184,774)	2.00
Balance at end of period	1,524,032	$0.80

Options exercisable at end of period	893,920	$.98
Weighted average fair value of options granted during the year		$0.42

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 9 - STOCK OPTION PLAN (continued)

The following table summarizes information about employee stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.47-0.54	590,000	4.62 Years	$0.47	119,476	$0.47
0.65-0.88	769,375	3.25 Years	0.73	618,662	0.73
1.20-1.60	89,157	1.17 Years	1.51	80,282	1.30
3.20-3.80	75,500	1.76 Years	3.21	75,500	3.20
	1,524,032		$0.80	893,920	$0.98

NOTE 11 - SEGMENT REPORTING

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

IceWEB's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. For the three months ended December 31, 2006 and 2005 all material assets and revenues of IceWEB were in the United States.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2006 and 2005, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our Form 10-KSB for the year ended September 30, 2006 as filed with the Securities and Exchange Commission.

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

•
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

•
In June 2003, we acquired all of the outstanding stock of Interlan Corporation, a provider of data communications and networking solutions for business, government, and education. Interlan provided technical services including presales design and consulting, installation, troubleshooting, and long term maintenance and support contracts,

•	In June 2003, we also acquired all of the outstanding stock of The Seven Corporation, a provider of network engineering services to commercial and government customers throughout the United States,

•
In October 2003, we acquired the software ownership rights and customers of Iplicity, Inc. of Virginia. Iplicity had developed a complete content management software platform based on open source architecture to run in any operating environment. In this transaction we acquired software licenses, source code, potential patents and trademarks,

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

•
In May 2004 we acquired substantially all of the assets of DevElements, Inc. of Virginia, a professional IT consultancy firm that designs, develops and implements web-based productivity solutions for the customers. In this transaction we acquired software licenses, source code, potential patents and trademarks, as well as some cash and tangible assets.

·
In March 2006, the Company, through its wholly-owned subsidiary, IceWEB Online, Inc., completed the acquisition of substantially all of the assets and some liabilities of PatriotNet, Inc. This brought over 3000 customers with recurring subscription-based services into IceWEB. IceWEB has consolidated customer service and technical personnel to improve overall operational efficiencies within the company. In November 2006, we sold our interest in PatriotNet.

•
In October 2006, we entered into an Asset Purchase Agreement (the "Agreement") with True North Solutions, Inc., a Delaware corporation (“True North”) whereby we acquired all or substantially all of True North’s assets used in its Government Business. Upon the terms and subject to the conditions of the Agreement, we agreed to purchase, accept, and acquire from True North all right, title, and interest of True North in and to the Government Business, which is hereby defined and limited to (i) certain vendor agreements and (ii) all of those rights and assets, tangible or intangible, exclusively used in the performance of day to day business operations, as owned or held True North such as certain tangible assets, websites, databases, GSA schedules and other government contracts, Federal client lists, and contracts in progress. We are currently integrating the operations of True North into our operations. To date, we have generated minimal revenue from this acquisition.

We generate revenues from sales of software licenses and provision of software application services, application development and network management services and integrated technology, infrastructure solutions and third party hardware sales. We anticipate that both revenues and expenses will to increase in future periods.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended September 30, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

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

Accounting for Stock Based Compensation - Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. The adoption of SFAS No. 123R will have a negative impact on our future results of operations.

Revenue Recognition - The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenues streams of the Company:

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED THE THREE MONTHS ENDED DECEMBER 31, 2005

The following table provides an overview of certain key factors of our results of operations for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005:

	2006	2005	$ Change	% Change
Net Revenues	$2,581,777	$1,491,216	$1,090,561	73%
Cost of sales	2,295,410	1,241,409	1,054,001	85%
Operating Expenses:
Marketing and selling	60,216	47,189	13,027	28%
Depreciation and amortization	65,541	19,371	46,170	238%
General and administrative	760,366	513,987	246,379	48%
Total operating expenses	886,123	580,547	305,576	53%
Loss from operation	(599,756)	(330,740)	269,016	81%
Total other income (expense)	9,690	(20,918)	30,608	146%
Net loss	(590,066)	(351,658)	238,408	68%
Beneficial conversion feature- Preferred Stock	-	(500,000)	500,000	(100)%
Net loss attributable to common Shareholders	$(590,066)	$(851,658)	$(261,592)	(31)%

Revenues

For the three months ended December 31, 2006, we reported revenues of $2,581,777 as compared to revenues of $1,491,216 for the prior three months ended December 31, 2005, an increase of $1,090,561 or approximately 73%. The increase is primarily due to an increase in sales of our third party product sales which accounted for approximately 49% of our revenue and service income from primarily our custom development services which accounted for 51% of our revenue.

Cost of Sales

Our cost of sales consists of products purchased for resale, salaries of technical personnel, and third party contractors. For the three months ended December 31, 2006, cost of sales was $2,295,410, or approximately 89% of revenues, compared to $1,241,409, or approximately 83.2% of revenues, for the three months ended December 31, 2005. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 was the result of an increase during the three months ended December 31, 2006 in infrastructure and hardware revenues as a percentage of total revenue compared to infrastructure and hardware revenue in the previous period.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Total Operating Expenses

Our total operating expenses increased approximately 53% to $886,123 for the three months ended December 31, 2006 as compared to $580,547 for the three months ended December 31, 2005. These increases include:

Marketing and Selling. For the three months ended December 31, 2006, marketing and selling costs were $60,216 as compared to $47,189 for the three months ended December 31, 2005, an increase of $13,027 or approximately 28%. The increases were the result of an increase in online web marketing, advertising and print advertising during the three months ended December 31, 2006.

Depreciation and amortization expense. For the three months ended December 31, 2006, depreciation and amortization expense amounted to $65,541 as compared to $19,371 for the three months ended December 31, 2005, an increase of $46,170 or 238%. Depreciation expense is provided by use of the straight-line method over the estimated useful lives of the assets. The increase in depreciation was attributable to the amortization of capitalized software development costs. Amortization expense is related to a software library which are intangible assets that we acquired through our previous acquisitions. The decrease in amortization expense of $5,000, or approximately 50%, for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 reflects previous amortizations of this intangible asset.

General and administrative expense. For the three months ended December 31, 2006, general and administrative expenses were $760,366 as compared to $513,987 for the three months ended December 31, 2005, an increase of $246,379 or approximately 48%. For the three months ended December 31, 2006 and 2005, general and administrative expenses consisted of the following:

	2006	2005
Salaries and related taxes	$492,635	$250,029
Professional fees	62,692	37,020
Rent	61,108	60,735
Consulting fees	13,058	3,579
Insurance	13,779	52,347
Other operating expenses	117,094	110,277

Total	$760,366	$513,987

•
For the three months ended December 31, 2006, salaries and related taxes increased to $492,635 as compared to $250,029 for the three months ended December 31, 2005, an increase of $242,606 or 97%. The increase was attributable to an increase in executive and office salaries for the three months ended December 31, 2006 and the granting of stock options during the three months ended December 31, 2006 to employees which were valued using FASB 123R and resulted in stock-based compensation of $88,385.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

•
For the three months ended December 31, 2006, professional fees amounted to $62,692 as compared to $37,020 for the three months ended December 31, 2005, an increase of $25,672 or 69%. The increase was primarily attributable to an increase in legal fees incurred of $16,232 and accounting fees $9,440.

•	For the three months ended December 31, 2006, rent expense amounted to $61,108 as compared to $60,735 for the three months ended December 31, 2005, an increase of $373 or 1%.
•
For the three months ended December 31, 2006, consulting expense amounted to $13,058 as compared to $3,579 for the three months ended December 31, 2005, an increase of $9,479. The increase was attributable to an increase in business development initiates and an increase in investor relations expense during the three months ended December 31, 2006.

•
For the three months ended December 31, 2006, insurance expense amounted to $13,779 as compared to $52,347 for the three months ended December 31, 2005, a decrease of $38,568. The decrease was attributable to a decrease in health insurance expense resulting from the reduction of our staff by approximately nine employees.

•
For the three months ended December 31, 2006, other operating expenses amounted to $117,094 as compared to $110,277 for the three months ended December 31, 2005, an increase of $6,817 or 6%. The increase was primarily attributable to an increase in operations.

LOSS FROM OPERATIONS

We reported a loss from operations of $599,756 for the three months ended December 31, 2006 as compared to a loss from operations of $330,740 for the three months ended December 31, 2005, an increase of $269,016 or approximately 81%.

OTHER INCOME (EXPENSES)

Gain from sales of net assets. For the three months ended December 31, 2006, we sold our interest in one of our subsidiaries (Integrated Power Solutions, Inc. or IPS) to a shareholder and related party for the payment of cash to the third party of $12,000, the assignment to the purchaser of accounts receivable of $54,609, and assumption by the purchaser of approximately $205,200 in accounts payable. In connection with this sale, we recorded a gain of $138,586.

Interest Expense. For the three months ended December 31, 2006, interest expense amounted to $130,205 as compared to $20,918 for the three months ended December 31, 2005, an increase of $109,287 or 522%. The increase in interest expense is attributable to the following: (i) In December 2005, we entered a financing agreement with Sand Hill Finance LLC for the financing of our accounts receivable balances with an annual interest rate of 24% and incurred interest expense for the three months ended December 31, 2006 of approximately $98,707; (ii) In July 2006, we entered into a sale-leaseback equipment financing arrangement whereby we borrowed $300,000 and (iii) During three months ended December 31, 2006, we amortized deferred financing costs of $4,999.

NET LOSS

Our net loss was $590,066 for the three months ended December 31, 2006 compared to $351,658 for the three months ended December 31, 2005.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

DEEMED PREFERRED STOCK DIVIDEND

During the three months ended December 31, 2006 and 2005, we recorded a deemed preferred stock dividend of $0 and $500,000, respectively, which relates to our Series A and B Convertible Preferred Stock. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in capital.

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS

We reported a net loss attributable to common shareholders of $590,066 for the three months ended December 31, 2006 as compared to a net loss attributable to common shareholders of $851,658 during the three months ended December 31, 2005. This translates to an overall per-share loss available to shareholders of $.06 for the three months ended December 31, 2006 compared to per-share loss of $.13 for the three months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2006 and September 30, 2006:

	December 31, 2006	September 30, 2006	$ Change	% Change
Working Capital	$1,901,811	$1,626,966	$274,845	16.9%

Cash	288,901	432,885	(143,984)	-33.3%
Accounts receivable, net	1,433,302	1,264,065	169,237	13.39%
Total current assets	1,729,490	1,706,621	22,869	1.34%
Property and equipment, net	365,892	424,559	(58,667)	-13.8%
Goodwill	430,000	211,600	218,400	103.21%
Intangibles, net	35,000	40,000	(5,000)	-12.5%
Deferred financing cost	155,000	159,999	(4,999)	-3.12%

Total assets	2,769,338	2,595,875	173,463	6.68%

Notes payable-related and non-related	1,424,410	1,378,869	45,541	3.3%
Equipment financing payable -current	75,765	79,327	(3,562)	-4.49%
Accounts payable	1,529,424	894,390	635,034	71%
Accrued expenses	581,842	933,722	(351,880)	-37.7%
Advances from related party	19,860	8,123	11,737	144.5%
Total current liabilities	3,631,301	3,333,587	297,714	8.93%
Notes payable - related party	150,000	150,000	-	-
Equipment financing payable-non current	168,149	182,969	(14,820)	-8.09%

Total liabilities	3,949,450	3,666,556	282,894	7.7%
Accumulated deficit	(11,461,108)	(10,871,042)	(590,066)	5.4%
Stockholder’s deficit	$(1,180,112)	(1,070,681)	(109,431)	10.22%

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Net cash used in operating activities was $391,006 for the three months ended December 31, 2006 as compared to net cash used in operating activities of $434,936 for the three months ended December 31, 2005, a decrease of $43,930. For the three months ended December 31, 2006, we used cash to fund our net loss of $590,066 offset by non-cash items such as stock-based compensation of $158,635, depreciation expense of $65,541, amortization of deferred financing cost of $4,999, and a gain on sale of net assets of $138,586, and as well as changes in assets and liabilities of $108,471. For the three months ended December 31, 2005, we used cash to fund our net loss of $351,658 offset by non-cash items such as depreciation expenses of $9,371, amortization of deferred financing cost of $5,000 and as well as add back of other non-cash items such as changes in assets and liabilities of $97,649.

Net cash used in investing activities for the three months ended December 31, 2006 was $113,874 as compared to net cash used in investing activities of $239,991 for the three months ended December 31, 2005. During the three months ended December 31, 2006, we had an asset purchase and in connection therewith used cash of $250,000. Additionally, we used cash of $1,874 for property and equipment purchases and received net cash from the sale of net assets of one of our subsidiaries of $138,000 during the three months ended December 31, 2006. During the three months ended December 31, 2005, we purchased equipment and software amounting to $239,991 which represented the cash used in investing activities. We did not have any company acquisitions or similar transactions during the three months ended December 31, 2005.

Net cash provided by financing activities for the three months ended December 31, 2006 was $360,896 as compared to $299,599 for the three months ended December 31, 2005, an increase of $61,297. For the three months ended December 31, 2006, net cash provided by financing activities related to proceeds received from the exercise of stock options and warrants of $322,000, proceeds received from notes payable of $242,041, proceeds received from related party notes and advances of $41,737 offset by repayments on notes payable of $200,000, payments on related party advances of $26,500 and repayments of equipment financing of $18,382. For the three months ended December 31, 2005, net cash provided by financing activities related to proceeds from bank financing of $339,476 offset by payment of placement fees of $46,398, and proceeds received from related party note payable of $6,521.

At December 31, 2006 we had an accumulated deficit of $11,461,108 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2006 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. We reported a net loss of $590,066 for the three months ended December 31, 2006 and there are no assurances that we will report net income in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At December 31, 2006 we had cash on hand of $288,901. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $1.8 million. We agreed to pay Sand Hill Finance, LLC an annual commitment fee of $10,000 and a monthly finance fee of 2% of the average daily balance under the line. We granted Sand Hill Finance, LLC a blanket security interest in our assets and agreed to refrain from certain actions while the line is outstanding.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

While we do not have any working capital commitments, we do not presently have any external sources of working capital other than what may be available under the factoring agreement and loans from related parties. Our working capital needs in future periods primarily relies on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

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

RECENT FINANCING TRANSACTION

In February 2006, we reduced the exercise price of common stock purchase warrants to purchase 4,500,000 shares of common stock, all of which are held by Barron Partners LP, to $1.00 per share through December 31, 2006. On March 17, 2006, we further reduced the exercise price of 500,000 warrants to purchase 500,000 shares of common stock to $.80 during the period from March 17, 2006 through March 31, 2006. On October 20, 2006, the Company further reduced the exercise price of warrants to purchase 1,000,000 shares of common stock to $.35 during the period from October 17, 2006 through November 10, 2006. To the extent that those warrants were not exercised by 5:30 PM, Eastern time, on November 10, 2006, the exercise price of those warrants reverted to $1.00 per share through December 31, 2006 and at that time the warrants reverted back to the original exercise price. During the three months ended December 31, 2006, the warrant holder exercised 500,000 warrants at an exercise price of $.80 for net proceeds of $400,000. Additionally, during November 2006, in connection with the exercise of 720,000 stock warrants, we issued 720,000 shares of common stock for cash proceeds of $252,000.

In May and June 2006, in connection with the exercise of 47,500 stock options, we issued 47,500 shares of common stock for cash proceeds of $32,000.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

During June to October 2006, a company that the Company’s chief executive officer is a shareholder in lent funds to the Company for working capital purposes. The loan was due no later than 30 days from that date of funding. As consideration for providing the funding, we agreed to issue 1.54 shares of common stock for each dollar lent under the loan. During the three months ended December 31, 2006, we borrowed $30,000 under this loan agreement and repaid approximately $26,500. At December 31, 2006, the Company owed this related party $181,599. Additionally, the related party is due 339,606 common shares under the loan agreement. In October 2006, the related party company waived any further common shares on funds received subsequent to September 30, 2006. At December 31, 2006, in connection with the common shares due under this agreement, the Company has reflected an accrued interest payable of $169,803 on the accompanying consolidated balance sheet.

On July 6, 2006, we entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. We received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, we entered into an agreement to lease the equipment back from the third party for 36 monthly rent payment of $10,398 until August 2009. We accounted for this equipment financing arrangement as a capital lease. In connection with the agreement, we made an initial security deposit of $30,000 which is included in deposits in the balance sheet at December 31, 2006. The equipment had a net book value of $37,846 on the date of the transaction. At December 31, 2006, amount due under this equipment financing arrangement amounted to $243,914.

On September 29, 2006, we borrowed $200,000 from a shareholder. The note was payable on October 29, 2006 and bears interest at 12% per annum. At September 30, 2006, principal amount due under this note amounted to $200,000. The Company repaid this loan in October 2006.

During November 2006, in connection with the exercise of 100,000 stock options, we issued 100,000 shares of common stock for cash proceeds of $35,000.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

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

ITEM 3. CONTROLS AND PROCEDURES

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The company is involved with normal day to day legal issues. There is a pending lawsuit with two former employees. The company believes the suit is without merit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herein

SIGNATURES

In accorance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICEWEB, INC.

By: /s/ John R. Signorello
February 14, 2007	John R. Signorello
Principal executive officer and Principal accounting Officer