Form 10QSB
period 2007-03-31
ICEWEB INC
filed 2007-05-04
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2007

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 24, 2007, there were 10,268,514 outstanding shares of common stock, $.001 par value per share.

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

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms "IceWEB," the "Company," " we," "our," and "us" refers to IceWEB, Inc., a Delaware corporation, and our subsidiaries. The information which appears on our web site at www.iceweb.com is not part of this quarterly report.

ICEWEB, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED March 31, 2007

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheet at March 31, 2007 (Unaudited)	3
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended March 31, 2007 and 2006	4
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended March 31, 2007 and 2006	5

Notes to Unaudited Consolidated Financial Statements	6-17

Item 2 - Management's Discussion and Analysis or Plan of Operation	18-28

Item 3 - Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	30

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3 - Default upon Senior Securities	30

Item 4 - Submission of Matters to a Vote of Security Holders	30

Item 5 - Other Information	30

Item 6 - Exhibits	30

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.
Consolidated Balance Sheet
(Unaudited)

March 31, 2007
CURRENT ASSETS:
Cash	$514,751
Accounts receivable, net	3,200,081
Prepaid expenses	20,177
3,735,009

OTHER ASSETS:
Property and equipment, net	305,297
Deposits	53,956
Inventory	6,440
Intangible assets, net of accumulated amortization of $70,000	30,000
Deferred financing costs, net	150,000
Goodwill	421,000
Total Assets	$4,701,702

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,107,166
Notes payable	1,524,871
Accrued interest payable	93,750
5,725,787
Long-Term Liabilities
Notes Payable	286,999

Total Liabilities	6,012,786

Stockholders' Deficit
Preferred Stock ($.001 par value; 10,000,000 shares authorized)
Series A convertible preferred stock ($.001 par value; 1,256,667 shares issued and outstanding)	1,257
Series B convertible preferred stock ($.001 par value; 1,833,334 shares issued and outstanding)	1,833
Common stock ($.001 par value; 1,000,000,000 shares authorized; 10,268,514 shares issued and 10,106,014 shares outstanding)	10,120
Additional paid in capital	10,344,411
Accumulated deficit	(11,444,203)
Deferred compensation	(211,502)
Treasury stock, at cost, (162,500 shares)	(13,000)

Total stockholders' Deficit	(1,311,084)

Total Liabilities and Stockholders’ Deficit	$4,701,702

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006

Sales	$5,877,457	$642,059	$8,459,234	$2,134,491

Cost of sales	5,181,233	548,028	7,476,643	1,717,767

Gross profit	696,224	94,031	982,591	416,724

Operating expenses:
Marketing and selling	111,013	52,479	171,229	100,668
Depreciation and amortization expense	65,595	13,750	131,136	33,121
General and administrative	414,518	643,430	1,174,883	1,229,232

Total Operating Expenses	591,126	709,659	1,477,248	1,363,021

Income (loss) From Operations	105,098	(615,628)	(494,656)	(946,297)

Other income (expenses):
Gain/(loss) from sale of assets	14,733	-	153,319	-
Interest income	952	-	2,261	-
Interest expense	(103,880)	(50,498)	(234,085)	(71,466)

Total other income (expenses):	(88,195)	(50,498)	(78,505)	(71,466)

Net income (loss)	$16,903	$(666,126)	$(573,161)	$(1,017,763)

Beneficial conversion feature - preferred stock	-	-	-	(500,000)

Income (Loss) Available to Shareholders	$16,903	$(666,126)	$(573,161)	$(1,517,763)

Basic income (loss) per common share	$0.00	$(0.10)	$(0.06)	$(0.23)
Diluted income (loss) per common share	$0.00	$(0.10)	$(0.06)	$(0.23)

Weighted average common shares outstanding basic	9,980,389	6,507,842	9,656,498	6,499,979
Weighted average common shares outstanding diluted	13,210,445	6,507,842	9,656,498	6,499,979

See accompanying notes to unaudited consolidated financial statements

IceWEB, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2007	2006

NET CASH USED IN OPERATING ACTIVITIES	$(162,352)	$(641,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,873)	(143,657)
Net cash received from sale of net assets	138,000	-
Cash used in acquisitions, net	(247,000)	(190,000)
Capitalized Software	-	-

NET CASH (USED) IN INVESTING ACTIVITIES	(110,873)	(333,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	(37,699)	-
Proceeds from notes payable - related party	30,000	-
Repayment of notes payable - related party	(26,500)	-
Net proceeds from (payments) to related party advances	11,737	(86,001)
Payments on bank financing	-	(61,708)
Proceeds from notes payable	254,903	-
Payments on notes payable	(200,000)	-
Proceeds from net preferred stock issued for cash	-	362,438
Proceeds from common stock issued for cash	-	270,861
Proceeds from exercise of common stock options	35,650	-
Proceeds from exercise of common stock warrants	287,000	-

NET CASH PROVIDED BY/(USED) FINANCING ACTIVITIES	355,091	485,590

NET INCREASE/(DECREASE) IN CASH	81,866	(489,661)

CASH - beginning of period	432,885	557,175

CASH - end of period	$514,751	$67,514

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$224,710	$62,091
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 -	NATURE OF BUSINESS

The Company

The Company's history and acquisition strategy has been key to our development as a company. We began as a full service provider of computer systems and professional services to private sector corporations and to the federal government under a General Services Administration (GSA) schedule contract for computer systems and peripherals. Between 2001 and 2004, the Company undertook a series of strategic acquisitions which have resulted in its business and operations during fiscal 2006. During fiscal 2006 it also acquired PatriotNet, an Internet service provider. As a result of these acquisitions, during fiscal 2006 the Company's business and operations were primarily centered around providing hosted web-based collaboration solutions that enabled organizations to establish Internet, Intranet, and email/collaboration services immediately and with little or no up-front capital investment.

Following the end of fiscal 2006, the Company sold three of its subsidiaries, The Seven Corporation, PatriotNet and Integrated Power Solutions. On November 15, 2006, the Company acquired certain of the assets of True North Solutions related to its governmental customer business, including the customers, forecast, contract renewals, and GSA schedule. See Note 4 for further description of the Company’s acquisition and dispositions.

As a result of this acquisition and these divestures the Company's core business is now sales of software services, application development, network integrated technology, and third party hardware sales.

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our interim consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2006 included in our Annual Report on Form 10-KSB. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2006 and 2005 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the six months ended March 31, 2007, the Company incurred a net loss of $573,162 and used cash in operations of $162,352. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of March 31, 2007. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the six months ended March 31, 2007 and 2006, respectively.

Intangible Assets

Intangible assets, net consists of the cost of acquired customer relationships. The Company capitalizes and amortizes the cost of acquired intangible assets over their estimated useful lives on a straight-line basis. The estimated useful lives of the Company’s acquired customer relationships is five years.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. The Company performed its latest annual impairment test with regard to the carrying value of goodwill as of March 31, 2007. For the six months ended March 31, 2007, the Company did not record any impairment to goodwill.

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Earnings per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is anti-dilutive. At March 31, 2007, there were options and warrants to purchase 7,665,469 shares of common stock and 2,613,334 shares issuable upon conversion of Series A and B preferred stock which could potentially dilute future earnings per share.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock options issued under the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

Effective January 1, 2006 we adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment”,(“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. We had previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations and provided the required pro forma disclosures of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) which was superseded by SFAS 123(R). The Company has also applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) in the adoption of SFAS 123(R).

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation (continued)

We elected to adopt the modified prospective application transition method as provided by SFAS 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the six months ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 31, 2007, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

NOTE 3 -	PROPERTY AND EQUIPMENT

At March 31, 2007, property and equipment consisted of the following:

	Estimated Life
Office equipment	5 years	$176,840
Computer software	3 years	674,139
Furniture and fixtures	5 years	30,133
Leasehold improvements	3 years	4,553
		885,665

Less: accumulated depreciation		(580,368)

		$305,297

Depreciation expense for the six months ended March 31, 2007 and 2006 was $121,136 and $33,121 respectively.

NOTE 4 -	ACQUISITION AND DISPOSITIONS

On March 22, 2006, the Company acquired certain assets and liabilities of PatriotNet, Inc. a professional Internet Service Provider (ISP) servicing over 3,500 customers with T-1, DSL, dial up lines and email services. In consideration for the purchase of the net assets and liabilities including accounts receivable, equipment and intangibles for customer contracts, the Company paid to PatriotNet (a non-related party to the Company) (a) the payment of cash consideration of $190,000 at closing and (b) the issuance by the Company of 100,000 (restricted under Rule 144) shares of its common stock at closing, valued at $1.00 dollar per share of $100,000. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets acquired exceeded the purchase price by $390,600 which was applied to goodwill. In fiscal 2006, the Company recorded an impairment of goodwill of $180,000 which was charged to operations in fiscal 2006. In November 2006, the Company sold PatriotNet to a third party for $150,000 in cash and the assumption of approximately $60,600 in liabilities by the purchaser. No gain or loss was recognized on the sale.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4 -	ACQUISITIONS AND DISPOSITIONS (continued)

In November 2006, the Company sold its interest in one of its subsidiaries (Integrated Power Solutions, Inc. or IPS) to a then key employee and shareholder of the Company for the payment of cash to the third party of $12,000, and assumption by the purchaser of approximately $180,000 in accounts payable. In connection with this sale, the Company recorded a gain of $138,586.

On November 15, 2006, we acquired certain assets of True North Solutions related to its governmental customer business for $430,000 of which $250,000 was paid in cash at closing and the balance was paid through the delivery of a $100,000 principal amount promissory note secured by collateral pledge of the assets, payable immediately upon accomplishment of the novation of the GSA Schedule. Additionally the Company accrued $80,000 in finder’s fees payable in connection with this acquisition. Under the terms of the agreement, we acquired the customers, forecast, contract renewals, and GSA schedule of True North Solutions. We have permitted True North Solutions to use the purchased assets until the novation of the GSA Schedule is complete pursuant to which we are acting as the seller's subcontractor. The novation is expected to occur by June 30, 2007.

On February 16, 2007 we sold 100% of the outstanding stock of our subsidiary, The Seven Corporation of Virginia, Inc., to PC NET in exchange for the waiver of approximately $11,000 we owed PC NET. Under the terms of the agreement we may not engage in any staffing services businesses as The Seven Corporation had conducted for a period of at least two years.

NOTE 5 -	RELATED PARTY TRANSACTIONS

Note Payable - Related Party

During June 2006 to October 2006, a company, of which the Company’s chief executive officer is a shareholder in lent funds to the Company for working capital purposes. The loan was due no later than 30 days from that date of funding. As consideration for providing the funding, the Company agreed to issue 1.54 shares of common stock for each dollar lent under the loan. During the six months ended March 31, 2007, the Company borrowed $30,000 under this loan agreement and repaid approximately $26,500. At March 31, 2007, the Company owed this related party $113,557. Additionally, the related party was issued 339,606 common shares under the loan agreement, in payment of interest in the amount of $169,803. In October 2006, the related party company waived any further common shares on funds received subsequent to September 30, 2006.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 5 -	RELATED PARTY TRANSACTIONS (continued)

Note Payable - Related Party - Long-term

At March 31, 2007, the Company owed $150,000 of principal under a promissory note to a shareholder of the Company. The note bears interest at the rate of 12.5% per annum and was due on demand. In May 2005, the Company issued to this stockholder 125,000 shares of common stock as consideration for the extension of the maturity date of the note by 10 years to September 30, 2014 which had been orally agreed to in fiscal 2004. The shares were valued at $200,000, the fair value at the date of issuance. The cost associated with these shares has been accounted for as deferred finance charges, and is being amortized over the life of the deferral period. For the six months ended March 31, 2007and 2006, amortization of deferred financing costs amounted to $10,000 and $10,000, respectively, and is included in interest expense on the accompanying consolidated statements of operations. The note remains outstanding and at March 31, 2007, the Company owed the stockholder the $150,000 principal plus accrued interest of approximately $93,750.

Advances from Related Party

The Company’s Chief Executive Officer provides advances to the Company from time-to-time for operating expenses. These advances are short-term in nature and are non-interest bearing. At March 31, 2007, amounts due to this related party amounted to $0.

NOTE 6 -	NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At March 31, 2007, the principal amount due under the Financing Agreement amounted to $1,323,714.

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 6 -	NOTES PAYABLE (continued)

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

Note Payable - Other

On September 29, 2006, the Company borrowed $200,000 from a principal shareholder. The note was payable on October 29, 2006 and bears interest at 12% per annum. The Company repaid this loan in October 2006.

NOTE 7 -	EQUIPMENT FINANCING PAYABLE

On July 6, 2006, the Company entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. The Company received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, the Company entered into an agreement to lease the equipment back from the third party for 36 monthly rent payment of $10,398 until August 2009. The Company accounted for this equipment financing arrangement as a capital lease. In connection with the agreement, the Company made an initial security deposit of $30,000 and is included in deposits in the balance sheet at March 31, 2007. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, the Company did not record any gain or loss. Imputed interest on this financing is 20% per annum. At March 31, 2007, the principal amount due under this equipment financing arrangement amounted to $224,597.

NOTE 8 -	CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2007, the Company had approximately $336,990 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Major Customers

Sales to five customers represented approximately 53% of total sales for the six months ended March 31, 2007. As of March 31, 2007, approximately 78% of the Company's accounts receivable was due from these five customers.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 9 -	STOCKHOLDERS’ DEFICIT

Common stock

During November 2006, in connection with the exercise of 820,000 stock warrants, the Company issued 820,000 shares of common stock for cash proceeds of $287,000.

During November 2006, in connection with the exercise of 100,000 stock options, the Company issued 100,000 shares of common stock for cash proceeds of $35,000.

During March 2007, in connection with the exercise of 1,000 stock options, the Company issued 1,000 shares of common stock for cash proceeds of $650.

During March 2007, in connection with a related-party note payable, the Company issued 339,606 shares of common stock as payment for accrued interest of $169,803. See Note 5 - Related Party Transactions.

Common Stock Warrants

A summary of the status of the Company's outstanding common stock warrants as of March 31, 2007 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	7,055,000	$4.88
Granted	-	-
Exercised	(820,000)	0.35
Forfeited	-	-
Balance at end of period	6,235,000	$5.42

Warrants exercisable at end of period	6,235,000	$5.42
Weighted average fair value of warrants granted or re-priced during the period		$0.35

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 9 -	STOCKHOLDERS’ DEFICIT (continued)

The following table summarizes information about common stock warrants outstanding at March 31, 2007:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.70	175,000	3.00 Years	$0.70	175,000	$0.70
1.00	50,000	4.75 Years	1.00	50,000	1.00
2.00	1,785,000	3.42 Years	2.00	1,785,000	2.00
4.00	187,500	0.75 Years	4.00	187,500	4.00
4.80	1,875,000	3.25 Years	4.80	1,875,000	4.80
8.00	287,500	2.76 Years	8.00	287,500	8.00
9.60	1,875,000	3.25 Years	9.60	1,875,000	9.60
	6,235,000		$5.42	6,235,000	$5.42

NOTE 10 - STOCK OPTION PLAN

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 10 - STOCK OPTION PLAN (continued)

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	March 31,
	2007	2006
Expected volatility	116% - 135%	100% - 110%
Expected term	3 Years	5 years
Risk-free interest rate	4.39% - 4.56%	4%
Expected dividend yield	0%	0%

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

For the six months ended March 31, 2007, total stock-based compensation credited to operations for option-based arrangements amounted to ($295,777). At March 31, 2007, there was approximately $232,828 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 10 - STOCK OPTION PLAN (continued)

A summary of the status of the Company's outstanding stock options as of March 31, 2007 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	1,493,806	$1.00
Granted	365,000	0.49
Exercised	(101,000)	0.35
Forfeited	(327,337)	1.57
Balance at end of period	1,430,469	$0.77

Options exercisable at end of period	688,477	$1.01
Weighted average fair value of options granted during the year		$0.49

The following table summarizes information about employee stock options outstanding at March 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$0.43-0.54	590,000	4.14 Years	$0.48	77,750	$0.48
0.64-0.88	730,625	2.80 Years	0.73	508,483	0.75
1.20-1.60	34,344	1.38 Years	1.36	26,744	1.38
3.20-3.80	75,500	1.50 Years	3.20	75,500	3.20
	1,430,469		$0.77	688,477	$1.01

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

IceWEB's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, reselling hardware and software. For the six months ended March 31, 2007 and 2006 all material assets and revenues of IceWEB were in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the six months ended March 31, 2007 and 2006, should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

OVERVIEW

Our history and acquisition strategy has been key to our development as a company. We began as a full service provider of computer systems and professional services to private sector corporations and to the federal government under a General Services Administration (GSA) schedule contract for computer systems and peripherals. Between 2001 and 2004, we undertook a series of strategic acquisitions which have resulted in our business and operations during fiscal 2006. During fiscal 2006 we also acquired PatriotNet, an Internet service provider. As a result of these acquisitions, during fiscal 2006 our business and operations were primarily centered around providing hosted web-based collaboration solutions that enabled organizations to establish Internet, Intranet, and email/collaboration services immediately and with little or no up-front capital investment.

Following the end of fiscal 2006, we sold three of our subsidiaries, The Seven Corporation, PatriotNet and Integrated Power Solutions. We had acquired The Seven Corporation in June 2003 and its sales for fiscal 2006 were approximately $1,074,000, or approximately 22.5%, of our total sales. We had acquired PatriotNet in March 2006 and sales from the date of acquisition through September 30, 2006 were approximately $316,000 and represented approximately 6.6% of our total sales in fiscal 2006. Additionally, Integrated Power solutions had sales of approximately $535,000 and represented 11.3% of our total sales in fiscal 2006. Through an analysis of operations, our Board of Directors determined that these subsidiaries were unprofitable and not aligned with the focus of our core competencies.

On November 15, 2006, we acquired certain of the assets of True North Solutions related to its governmental customer business, including the customers, forecast, contract renewals, and GSA schedule. We have permitted True North Solutions to use the purchased assets until the novation of the GSA Schedule is complete pursuant to which we are acting as the seller's subcontractor. This is expected to occur by June 30, 2007.

As a result of this acquisition and these divestures our core business is now predominantly sales of software services, application development, network integrated technology, and third party hardware sales. The significant increase in our sales for the six months ended March 31, 2007 from the comparable period in fiscal 2006 reflects this change in our core business. We also continue to provide hosted web-based collaboration solutions, although revenues from this business only represented approximately 10% of our total sales for the six months ended March 31, 2007.

We generate revenues selling IT security products and solutions primarily to U.S. Federal, state and local governments and to prime contractors who are working directly on government contracts. In addition, we generate revenue through software licenses and the provision of software application services, application development and network management services and integrated technology, infrastructure solutions and third party hardware sales. We anticipate that both revenues and expenses will increase in future periods.

We believe that the key factors to our further growth and profitability include the following:

• continuing growth in the sale of security products and solutions through our IceWEB Solutions Group.

• increasing subscriptions for our IceWEB Vista portal software which was released to general availability during June 2005. IceWEB Vista is a powerful tool for efficient website management, built upon open source architecture (.Net) that allows users to quickly, easily and affordably update their Web content and site structure,

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

OVERVIEW (continued)

• increasing subscriptions for IceMAIL, a packaged service that provides a network-hosted groupware, email, calendaring, and collaboration solution utilizing Microsoft Exchange 2003, the most widely used enterprise system available, which was released in December 2005. Customers are able to leverage the full capabilities of Microsoft Exchange 2003 and Outlook without the initial implementation and maintenance costs associated with such an advanced system,

• Continued focus on developing strategic partnerships with key retail and small business solution providers such as CompUSA, Simply Wireless, and Intelligent Office-all of which entered into sales and marketing agreements with IceWEB during fiscal 2006 to sell IceMAIL, IcePORTAL, and IceVISTA.

• raising approximately $4 million of additional working capital to expand our marketing, support our growth and for an acquisition of an additional company in the software services group,

• hiring additional qualified, technical employees, and

• improving our internal financial reporting systems and processes.

The Company’s business operations include revenues realized from each of two core operating groups, IceWEB Solutions Group, and IceWEB Online Services. IceWEB Solutions Group focuses on the sales of mission critical network security hardware and software to Federal and other government agencies. IceWEB Online Services group provides IceMAIL and IcePORTAL (hosted Microsoft Exchange and Sharepoint) services on a web based subscription model,.

While we launched the first of our new software offerings during June 2005 and our second in December 2005, and the sale of these products are the focus of our business, we face a number of challenges in other areas which we believe are key to the growth of our online services business, many of which are beyond our control. We have not identified any potential acquisition candidates and do not have any firm commitments for additional working capital as of the date of this prospectus, and we cannot assure you that we will be successful in either undertaking.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

CRITICAL ACCOUNTING POLICIES (continued)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2006

The following table provides an overview of certain key factors of our results of operations for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006:

	Six Months Ended
	March 31,
	2007	2006	$ of Change	% Change
Net Revenues	8,459,234	2,134,491	6,324,743	296.3%
Cost of sales	7,476,642	1,717,767	5,758,875	335.3%
Operating Expenses:
Marketing and selling	171,229	100,668	70,561	70.1%
Depreciation and amortization	131,136	33,121	98,015	295.9%
General and administrative	1,174,883	1,229,232	(54,349)	(4.4%)
Total operating expenses	1,477,248	1,363,021	114,227	8.4%
Loss from operation	(494,656)	(946,297)	451,641	47.7%
Total other income (expense)	(78,505)	(71,466)	(7,039)	9.8%
Net loss	(573,161)	(1,017,763)	444,601	43.7%
Beneficial conversion feature-
Preferred Stock	-	(500,000)	500,000	100.0%
Net loss attributable to common
Shareholders	(573,162)	(1,517,763)	944,601	62.2%

Other Key Indicators:	Six Months Ended
	March 31,		% Change
	2007	2006
Cost of sales as a percentage of revenues	88.4%	80.5%	7.9%
Gross profit margin	11.6%	19.5%	(7.9%)
General and administrative expenses as a percentage of revenues	13.9%	57.6%	(43.7%)
Total operating expenses as a percentage of revenues	17.5%	63.9%	(46.4%)

Revenues

For the six months ended March 31, 2007, we reported revenues of $8,459,234 as compared to revenues of $2,134,491 for the six months ended March 31, 2006, an increase of $6,324,743 or approximately 296%. The increase is primarily due to an increase in our third party product sales through our IceWEB Solutions Group which accounted for approximately 88% of our revenue.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Cost of Sales

Our cost of sales consists of products purchased for resale, salaries of technical personnel, and third party contractors. For the six months ended March 31, 2007, cost of sales was $7,476,642, or approximately 88% of revenues, compared to $1,717,767, or approximately 80.5% of revenues, for the six months ended March 31, 2006. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006 was the result of an increase during the six months ended March 31, 2007 in infrastructure and hardware revenues as a percentage of total revenue, which generally have lower gross profit margins, compared to infrastructure and hardware revenue in the previous period. We anticipate that our gross profit margins will remain relatively constant through the balance of fiscal 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Total Operating Expenses

Our total operating expenses increased approximately 8.4% to $1,477,248 for the six months ended March 31, 2007 as compared to $1,363,021 for the six months ended March 31, 2006. These increases include:

• Marketing and Selling. For the six months ended March 31, 2007, marketing and selling costs were $171,229 as compared to $100,668 for the six months ended March 31, 2006, an increase of $70,561 or approximately 70%. The increases were the result of an increase in online web marketing, advertising and print advertising during the six months ended March 31, 2007.

• Depreciation and amortization expense. For the six months ended March 31, 2007, depreciation and amortization expense amounted to $131,136 as compared to $33,121 for the six months ended March 31, 2006, an increase of $98,015 or 296%. The increase in depreciation was primarily attributable to the amortization of capitalized software development costs related to our IceMail and IceVista products which were launched in the second quarter of fiscal year 2006. Amortization expense is related to a software library which is an intangible asset that we acquired through our previous acquisitions.

• General and administrative expense. For the six months ended March 31, 2007, general and administrative expenses were $1,174,883 as compared to $1,229,232 for the six months ended March 31, 2006, a decrease of $54,349 or approximately 4%. For the six months ended March 31, 2007 and 2006, general and administrative expenses consisted of the following:

	2007	2006	$ Change
Occupancy	$125,633	$124,529	$1,104
Consulting	108,076	56,749	$51,327
Salaries, benefits and related taxes	561,213	842,501	($281,288)
Legal	70,689	30,346	$40,343
Internet and phone	30,471	32,430	($1,959)
Travel and entertainment	51,102	17,923	$33,179
Investor relations	66,020	3,779	$62,241
Other	139,364	119,159	$20,205
Leased equipment	22,316	1,817	$20,499
Total	$1,174,884	$1,229,233	($54,349)

•	For the six months ended March 31, 2007, occupancy expense amounted to $125,633 as compared to $124,529 for the six months ended March 31, 2006, an increase of $1,104 or 1%.

•
For the six months ended March 31, 2007, consulting fees amounted to $108,076 as compared to $56,749 for the six months ended March 31, 2006, an increase of $51,328 or 90%. The increase was primarily attributable to an increase in fees incurred of $108,076 related to outside accounting services before our engagement of a full-time Chief Financial Officer.

•
For the six months ended March, 2007, salaries, benefits, and related taxes decreased to $561,213 as compared to $842,501 for the six months ended March 31, 2006, a decrease of $281,288 or 33%. The decrease was attributable to a modest increase in executive and office salaries, offset by the net reduction of compensation expense associated with the granting and forfeiture of employee stock options to during the six months ended March 31, 2007 which were valued using FASB 123R and resulted in stock-based compensation of $295,777.

•
For the six months ended March 31, 2007, legal expense amounted to $70,689 as compared to $30,346 for the six months ended March 31, 2006, an increase of $40,343. The increase was attributable to the settlement of litigation and increased legal fees associated with various filings with the SEC during the six months ended March 31, 2007, including a post-effective amendment to an earlier registration statement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Total Operating Expenses (continued)

•	For the six months ended March 31, 2007, internet/phone expense amounted to $30,471 as compared to $32,430 for the six months ended March 31, 2006, a decrease of $1,959.

•
For the six months ended March 31, 2007, travel and entertainment expense amounted to $51,102 as compared to $17,923 for the six months ended March 31, 2006, an increase of $33,179. The increase was due to increased sales and marketing activities.

•
For the six months ended March 31, 2007, investor relations expense amounted to $66,020 as compared to $3,779 for the six months ended March 31, 2006, an increase of $62,241. The increase primarily relates to our engagement of Allen and Caron as an investor relations firm in February, 2006.

•
For the six months ended March 31, 2007, other operating expenses amounted to $139,364 as compared to $119,159 for the six months ended March 31, 2006, an increase of $20,205 or 17%. Other operating expenses includes temporary help, bank processing fees, licenses, The increase was primarily attributable to an increase in operations.

•
For the six months ended March 31, 2007, leased equipment expense amounted to $22,316 as compared to $1,817 for the six months ended March 31, 2006, an increase of $20,499. The increase was attributable to the capital lease transaction entered into in July 2006.

LOSS FROM OPERATIONS

We reported a loss from operations of $494,657 for the six months ended March 31, 2007 as compared to a loss from operations of $946,297 for the six months ended March 31, 2006, an improvement of $451,640 or approximately 48%.

OTHER INCOME (EXPENSES)

Gain from sales of net assets. Gain on sale of assets for the six months ended March 31, 2007 represents the gains from the sales of our Integrated Power Solutions and The Seven Corporation subsidiaries as described in Note 4 of the Notes to Unaudited Consolidated Financial Statements appearing elsewhere herein. We did not have comparable transactions during the six months ended March 31, 2006.

Interest Income. Interest income for the six months ended March 31, 2007 amounted to $2,261 and represented interest earned on interest bearing cash accounts. We did not have similar income in the comparable period in fiscal 2006.

Interest Expense. For the six months ended March 31, 2007, interest expense amounted to $234,085 as compared to $71,466 for the six months ended March 31, 2006, an increase of $162,619 or 228%. The increase in interest expense is attributable to the following: (i) In December 2005, we entered a financing agreement with Sand Hill Finance LLC for the financing of our accounts receivable balances with an annual interest rate of 24% and incurred interest expense for the six months ended March 31, 2007 of approximately $185,696 as compared to interest expense of $60,118 for the six months ended March 31, 2006; (ii) In July 2006, we entered into an sale-leaseback equipment financing arrangement whereby we borrowed $300,000, resulting in interest incurred of $24,689 for the six months ended March 31, 2007 and (iii) During the six months ended March 31, 2007, we amortized deferred financing costs of $9,999 as compared to $0 during the six months ended March 31, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

NET LOSS

Our net loss was $573,162 for the six months ended March 31, 2007 compared to $1,017,763 for the six months ended March 31, 2006.

DEEMED PREFERRED STOCK DIVIDEND

During the six months ended March 31, 2007 and 2006, we recorded a deemed preferred stock dividend of $0 and $500,000, respectively, which relates to our Series A and B Convertible Preferred Stock. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in capital.

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS

We reported a net loss attributable to common shareholders of $573,162 for the six months ended March 31, 2007 as compared to a net loss attributable to common shareholders of $1,517,763 during the six months ended March 31, 2006. This translates to an overall per-share loss available to shareholders of $.06 for the six months ended March 31, 2007 compared to per-share loss of $.23 for the six months ended March 31, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2007 and September 30, 2006:

	March 31,	September 30,	$	%
	2007	2006	Change	Change
Working Capital	(1,990,777)	(1,625,966)	(364,811)	(22.4%)

Cash	514,751	432,885	81,866	18.9%
Accounts receivable, net	3,200,081	1,264,065	1,936,016	153.2%
Total current assets	3,735,008	1,706,621	2,028,387	118.9%
Property and equipment, net	305,297	424,559	(119,262)	(28.1%)
Goodwill	421,000	211,600	209,400	99.0%
Intangibles, net	30,000	40,000	(10,000)	(25.0%)
Deferred financing cost	150,000	159,999	(9,999)	(6.2%)

Total assets	4,701,701	2,595,875	2,105,826	81.1%

Notes payable - current	1,524,871	1,458,196	66,675	4.6%
Accounts payable and accrued liabilities	4,107,165	1,572,933	2,534,232	161.1%
Accrued interest payable	93,750	254,178	(160,428)	(63.1%)
Advances from related party	-	8,123	(8,123)	(100.0%)
Deferred revenue	-	39,156	(39,156)	(100.0%)
Total current liabilities	5,725,785	3,332,587	2,393,198	71.8%
Notes payable - long term	286,999	182,969	104,030	56.9%
Total liabilities	6,012,784	3,666,556	2,346,228	64.0%
Accumulated deficit	(11,444,203)	(10,871,042)	573,161	5.3%
Stockholder’s deficit	(1,311,083)	(1,070,681)	240,402	22.5%

Net cash used in operating activities was $162,352 for the six months ended March 31, 2007 as compared to net cash used in operating activities of $641,594 for the six months ended March 31, 2006, a decrease of $479,242. For the six months ended March 31, 2007, we used cash to fund our net loss of $573,162, offset by non-cash items such as depreciation expense of $131,136, amortization of deferred financing cost of $9,999, and a gain on sale of net assets of $153,319, as well as changes in assets and liabilities of $582,688. We also used cash during the six months ended March 31, 2007 to fund increases in accounts receivable due to higher sales activity in the quarter, which was offset by an increase in accounts payable during the period, also related to increased sales. For the six months ended March 31, 2006, we used cash to fund our net loss of $1,017,763 offset by non-cash items such as depreciation expenses of $33,121, amortization of deferred financing cost of $10,000 and as well as add back of other non-cash items such as changes in assets and liabilities of $1,244,795.

Net cash used in investing activities for the six months ended March 31, 2007 was $110,873 as compared to net cash used in investing activities of $333,657 for the six months ended March 31, 2006. During the six months ended March 31, 2007, we used net cash of $247,000 as partial consideration in our acquisition of the assets of True North. Additionally, we used cash of $1,873 for property and equipment purchases and received net cash from the sale of net assets of one of our subsidiaries of $138,000 during the six months ended March 31, 2007. During the six months ended March 31, 2006, we purchased equipment and software amounting to $143,657. Also, we acquired PatriotNet in March, 2006 which used $190,000 in cash during the quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Net cash provided by financing activities for the six months ended March 31, 2007 was $355,091 as compared to $485,590 for the six months ended March 31, 2006. For the six months ended March 31, 2007, net cash provided by financing activities related to proceeds received from the exercise of stock options and warrants of $322,650, proceeds received from notes payable of $254,903, proceeds received from related party notes and advances of $41,737 offset by repayments on notes payable of $200,000, payments on related party advances of $26,500 and repayments of equipment financing of $37,699. For the six months ended March 31, 2006, net cash provided by financing activities related to proceeds from net preferred common stock and common stock issued for cash of $633,299 offset by payment to bank financing of $61,708, and net proceeds paid to related party advances of $86,001.

At March 31, 2007 we had a working capital deficit of $1,990,778 and an accumulated deficit of $11,444,203. The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2006 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales increased significantly during the three and six months ended March 31, 2007 following our acquisition of the True North assets in October 2006, our gross profit margin was approximately 12% and our sales were not sufficient to pay our operating expenses. We reported a net loss of $573,162 for the six months ended March 31, 2007. Our core business does not generate high margins and there are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At March 31, 2007 we had cash on hand of $514,751. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $1.8 million. At March 31, 2007 we owe Sand Hill Finance, LLC approximately $1,323,000 under this accounts receivable line.

While we do not have any commitments for capital expenditures, we owe a related party approximately $114,000 at March 31, 2007 and at such time as the novation of the GSA contract is received we will owe $100,000 to the seller of the True North Assets. We do not presently have any external sources of working capital other than what may be available under the factoring agreement with Sand Hill Finance and loans from related parties. Our working capital needs in future periods are dependent primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. In March 2005 we sold shares of our Series A Convertible Preferred Stock and in December 2005 we sold shares of our Series B Convertible Preferred Stock to the same purchaser. The designations of these shares included a restriction that so long as the shares are outstanding, we cannot sell or issue any common stock, rights to subscribe for shares of common stock or securities which are convertible or exercisable into shares of common stock at an effective purchase price of less than the then conversion value which is presently $0.60 per share for the Series A Convertible Preferred Stock and $0.2727 for the Series B Convertible Preferred Stock. Under the terms of the Series B Convertible Preferred Stock transaction, we also agreed not to issue and convertible debt or preferred stock. Finally, under the terms of the financing agreement with Sand Hill Finance,
LLC we agreed not to incur any additional indebtedness other than trade credit in the ordinary course of business. These covenants may limit our ability to raise capital in future periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2006, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

ICEWEB, INC.

May 02, 2007	By:	/s/ John R. Signorello
John R. Signorello,
Chief Executive Officer, principal executive officer

May 02, 2007	By:	/s/ Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer