Form 10QSB
period 2007-06-30
ICEWEB INC
filed 2007-08-14
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 0-27865

ICEWEB, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-2640971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 Van Buren Street, Suite 150

Herndon, VA 20170

(Address of principal executive offices)

(703) 964-8000

(Issuer’s telephone number)

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 6, 2007, there were 11,894,515 outstanding shares of common stock, $.001 par value per share.

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

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms “IceWEB,” the “Company,” “ we,” “our,” and “us” refers to IceWEB, Inc., a Delaware corporation, and our subsidiaries. The information which appears on our web site at www.iceweb.com is not part of this quarterly report.

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTERLY PERIOD ENDED June 30, 2007

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements	4

Consolidated Balance Sheet at June 30, 2007 (Unaudited)	4

Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended June 30, 2007 and 2006	5

Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended June 30, 2007 and 2006	6

Notes to Unaudited Consolidated Financial Statements	7-19

Item 2 - Management’s Discussion and Analysis or Plan of Operation	20-28

Item 3 - Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	29

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 - Default upon Senior Securities	29

Item 4 - Submission of Matters to a Vote of Security Holders	29

Item 5 - Other Information	29

Item 6 - Exhibits	29

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheet

(Unaudited)

June 30, 2007

CURRENT ASSETS:
Cash	$389,540
Accounts receivable, net of allowance for doubtful accounts of $9,000	2,190,010
Prepaid expenses	37,001
2,616,551

OTHER ASSETS:
Property and equipment, net	251,639
Deposits	53,956
Inventory	6,485
Intangible assets, net of accumulated amortization of $70,000	25,000
Goodwill	421,000
Total Assets	$3,374,631

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,761,368
Notes payable	921,993
Notes payable – related party	110,740
Deferred revenue	11,750
4,805,851

Long-Term Liabilities
Notes Payable	116,893

Total Liabilities	4,922,744

Stockholders’ Deficit
Preferred Stock ($.001 par value; 10,000,000 shares authorized)
Series A convertible preferred stock ($.001 par value; 956,667 shares issued and outstanding)	957
Series B convertible preferred stock ($.001 par value; 1,833,334 shares issued and outstanding)	1,833
Common stock ($.001 par value; 1,000,000,000 shares authorized; 10,693,515 shares issued and 10,531,015 shares outstanding)	10,695
Additional paid in capital	11,361,624
Accumulated deficit	(11,947,525)
Deferred compensation	(962,697)
Treasury stock, at cost, (162,500 shares)	(13,000)

Total Stockholders’ Deficit	(1,548,113)

Total Liabilities and Stockholders Deficit	$3,374,631

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006

Sales	$3,655,019	$835,555	$12,114,253	$2,970,046

Cost of sales	3,176,055	683,799	10,652,698	2,401,566

Gross profit	478,964	151,756	1,461,555	568,480

Operating expenses:
Marketing and selling	(53,981)	10,051	117,248	110,719
Depreciation and amortization expense	58,658	33,531	189,794	66,652
General and administrative	764,064	986,972	1,938,947	2,216,204

Total Operating Expenses	768,741	1,030,554	2,245,989	2,393,575

Loss From Operations	(289,777)	(878,798)	(784,434)	(1,825,095)

Other income (expenses):
Gain/(loss) from sale of assets	—	—	153,319	—
Interest income	185	—	2,446	—
Interest expense	(213,730)	(161,403)	(447,816)	(232,869)

Total other income (expenses):	(213,545)	(161,403)	(292,050)	(232,869)

Net loss	$(503,322)	$(1,040,201)	$(1,076,484)	$(2,057,964)

Beneficial conversion feature - preferred stock	—	—	—	(500,000)

Loss Available to Shareholders	$(503,322)	$(1,040,201)	$(1,076,484)	$(2,557,964)

Basic loss per common share	$(0.05)	$(0.16)	$(0.11)	$(0.39)
Diluted loss per common share	$(0.05)	$(0.16)	$(0.11)	$(0.39)

Weighted average common shares outstanding basic and diluted	10,352,305	6,507,842	9,888,434	6,499,979

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2007	2006

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	$87,556	$(544,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,873)	(143,657)
Net cash received from sale of net assets	138,000	—
Cash used in acquisitions, net	(247,000)	(185,247)
Gain on conversion of note payable to equity	(132,875)
NET CASH USED IN INVESTING ACTIVITIES	(243,749)	(328,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	(57,006)	—
Proceeds from notes payable - related party	30,000	—
Repayment of notes payable - related party	(26,500)	—
Net proceeds from related party advances	11,737	(84,610)
Payments to bank financing	—	(52,385)
Proceeds from notes payable	610,037	150,842
Payments on notes payable	(1,048,070)	—
Proceeds from exercise of common stock options	185,650	32,000
Proceeds from exercise of common stock warrants	407,000	400,000

NET CASH PROVIDED BY/(USED) FINANCING ACTIVITIES	112,848	445,847

NET DECREASE IN CASH	(43,345)	(427,264)

CASH - beginning of period	432,885	557,175

CASH - end of period	$389,540	$129,911

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$435,316	$—
Income taxes	—	—

Non-cash transactions affecting investing and financing activities:
Fair value of shares of common stock issued in consideration of for nonmonetary assets and liabilities	$—	$100,000
Fair value of shares issued for services from a retailer and an investor relations firm	(350,000)	456,000
Conversion of shares of preferred stock to shares of common stock	300	410
Fair value of shares issued in satisfaction of debt to related parties	114,000	126,806

Acquisition details:
Goodwill	430,000	—
Liabilities assumed	—	—
Cash paid	250,000	—

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 1 - NATURE OF BUSINESS

The Company

The Company’s history and acquisition strategy has been key to our development as a company. We began as a full service provider of computer systems and professional services to private sector corporations and to the federal government under a General Services Administration (GSA) schedule contract for computer systems and peripherals. Between 2001 and 2004, the Company undertook a series of strategic acquisitions which have resulted in its business and operations during fiscal 2006. During fiscal 2006 it also acquired PatriotNet, an Internet service provider. As a result of these acquisitions, during fiscal 2006 the Company’s business and operations were primarily centered around providing hosted web-based collaboration solutions that enabled organizations to establish Internet, Intranet, and email/collaboration services immediately and with little or no up-front capital investment.

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

As a result of this acquisition and these divestures the Company’s core business is primarily now sales of software services, application development, network integrated technology, and third party hardware sales.

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

JUNE 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2006 and 2005 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the nine months ended June 30, 2007, the Company incurred a net loss of $1,076,484 and provided cash from operations of $81,631. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of June 30, 2007. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the nine months ended June 30, 2007 and 2006, respectively.

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

JUNE 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided by using the straight-line method over the estimated useful lives of the related assets.

Property and equipment also includes costs incurred in connection with development on the Company’s software developed for internal use and website costs. The Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives of three years.

Goodwill

Goodwill is recorded on a business combination to the extent the cost of an acquired entity exceeds the fair value of the net assets acquired.

The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. The Company performed its latest annual impairment test with regard to the carrying value of goodwill as of June 30, 2007. For the nine months ended June 30, 2007, the Company did not record any impairment to goodwill.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

JUNE 30, 2007

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

Earnings per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is anti-dilutive. At June 30, 2007, there were options and warrants to purchase 10,720,595 shares of common stock and 2,790,001 shares issuable upon conversion of Series A and B preferred stock which could potentially dilute future earnings per share.

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

JUNE 30, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)

We elected to adopt the modified prospective application transition method as provided by SFAS 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the nine months ended June 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2007, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consisted of the following:

	Estimated Life
Office equipment	5 years	$ 176,840
Computer software	3 years	674,139
Furniture and fixtures	5 years	30,133
Leasehold improvements	3 years	4,553
		885,665

Less: accumulated depreciation		(634,026)

		$ 251,639

Depreciation expense for the nine months ended June 30, 2007 and 2006 was $189,794 and $66,652 respectively.

NOTE 4 - ACQUISITION AND DISPOSITIONS

On March 22, 2006, the Company acquired certain assets and liabilities of PatriotNet, Inc. a professional Internet Service Provider (ISP) servicing over 3,500 customers with T-1, DSL, dial up lines and email services. In consideration for the purchase of the net assets and liabilities including accounts receivable, equipment and intangibles for customer contracts,

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 4 - ACQUISITIONS AND DISPOSITIONS (continued)

the Company paid to PatriotNet (a non-related party to the Company) (a) the payment of cash consideration of $190,000 at closing and (b) the issuance by the Company of 100,000 (restricted under Rule 144) shares of its common stock at closing, valued at $1.00 per share or $100,000. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets acquired exceeded the purchase price by $390,600 which was applied to goodwill. In fiscal 2006, the Company recorded an impairment of goodwill of $180,000 which was charged to operations in fiscal 2006. In November 2006, the Company sold PatriotNet to a third party for $150,000 in cash and the assumption of approximately $60,600 in liabilities by the purchaser. No gain or loss was recognized on the sale.

In November 2006, the Company sold its interest in one of its subsidiaries (Integrated Power Solutions, Inc. or IPS) to a then key employee and shareholder of the Company for the payment of cash to the third party of $12,000, and assumption by the purchaser of approximately $180,000 in accounts payable. In connection with this sale, the Company recorded a gain of $138,586.

On November 15, 2006, we acquired certain assets of True North Solutions related to its governmental customer business for $430,000 of which $250,000 was paid in cash at closing and the balance was paid through the delivery of a $100,000 principal amount promissory note secured by collateral pledge of the assets, payable immediately upon accomplishment of the novation of the GSA Schedule. Additionally the Company accrued $80,000 in finder’s fees payable to a principal shareholder in connection with this acquisition. Under the terms of the agreement, we acquired the customers, forecast, contract renewals, and GSA schedule of True North Solutions. We have permitted True North Solutions to use the purchased assets until the novation of the GSA Schedule is complete pursuant to which we are acting as the seller’s subcontractor. We have provided the documentation necessary to secure the novation of the GSA schedule, and are awaiting notice from the Federal government.

On February 16, 2007 we sold 100% of the outstanding stock of our subsidiary, The Seven Corporation of Virginia, Inc., to PC NET in exchange for the waiver of approximately $11,000 we owed PC NET. Under the terms of the agreement we may not engage in any staffing services businesses as The Seven Corporation had conducted for a period of at least two years.

NOTE 5 - RELATED PARTY TRANSACTIONS

Note Payable – Related Party

During June 2006 to October 2006, a company of which the Company’s chief executive officer is a shareholder in lent funds to the Company for working capital purposes. The loan was due no later than 30 days from that date of funding. As consideration for providing the funding, the Company agreed to issue 1.54 shares of common stock for each dollar lent under the loan. During the nine months ended June 30, 2007, the Company borrowed $30,000 under this loan agreement and repaid approximately $310,600 which was outstanding at September 30, 2006. At June 30, 2007, the Company owed this related party $110,740. Additionally, the related party was issued 339,606 common shares under the loan agreement, in payment of interest in the amount of $169,803. In October 2006, the related party company waived any further common shares on funds received subsequent to September 30, 2006.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Advances from Related Party

The Company’s Chief Executive Officer provides advances to the Company from time-to-time for operating expenses. These advances are short-term in nature and are non-interest bearing. At June 30, 2007, amounts due to this related party amounted to $0.

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At June 30, 2007, the principal amount due under the Financing Agreement amounted to $828,721.

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

At June 30, 2007, the Company retired a promissory note to a stockholder in the amount of $150,000, plus accrued interest of $96,875, in exchange for 200,000 shares of the Company’s common stock. The note bore interest at the rate of 12.5% per annum and was due on demand.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 6 - NOTES PAYABLE (continued)

Note Payable – Other

In May 2005, the Company issued to this stockholder 125,000 shares of common stock as consideration for the extension of the maturity date of the note by 10 years to September 30, 2014 which had been orally agreed to in fiscal 2004. The shares were valued at $200,000, the fair value at the date of issuance. The cost associated with these shares has been accounted for as deferred finance charges to be amortized over the life of the deferral period. The unamortized deferred finance cost of $145,000 was taken as a charge to interest expense in June, 2007. For the nine months ended June 30, 2007 and 2006, amortization of deferred financing costs amounted to $160,000 and $10,000, respectively, and is included in interest expense on the accompanying consolidated statements of operations.

Note Payable – Other

On September 29, 2006, the Company borrowed $200,000 from a principal shareholder. The note was payable on October 29, 2006 and bears interest at 12% per annum. The Company repaid this loan in October 2006.

NOTE 7 - EQUIPMENT FINANCING PAYABLE

On July 6, 2006, the Company entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. The Company received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, the Company entered into an agreement to lease the equipment back from the third party for 36 monthly rent payments of $10,398 until August 2009. The Company accounted for this equipment financing arrangement as a capital lease. In connection with the agreement, the Company made an initial security deposit of $30,000 and is included in deposits in the balance sheet at June 30, 2007. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, the Company did not record any gain or loss. Imputed interest on this financing is 20% per annum. At June 30, 2007, the principal amount due under this equipment financing arrangement amounted to $205,290.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2007, the Company had approximately $228,305 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

During March 2007, in connection with a related-party note payable, the Company issued 339,606 shares of common stock as payment for accrued interest of $169,803. See Note 5 – Related Party Transactions.

During April, 2007 in connection with the exercise of 100,000 stock warrants, the Company issued 100,000 shares of common stock for cash proceeds of $60,000.

During June, 2007 in connection with the exercise of 300,000 stock options, the Company issued 300,000 shares of common stock for cash proceeds of $150,000.

During June, 2007 in connection with the payoff of a related-party note payable of $150,000 and related accrued interest of $96,875, the Company issued 200,000 shares of common stock. See Note 5 – Related Party Transactions.

During June, 2007 in connection with the exercise of 100,000 stock warrants, the Company issued 100,000 shares of common stock for cash proceeds of $60,000.

During June, 2007 Series A Preferred stockholders’ converted 300,000 share of Series A Preferred Stock into 300,000 shares of common stock.

During June, 2007 the Company issued 25,000 shares of common stock to a Board member for having the role as lead director. The Company valued these common shares at the fair market value on the date of grant at per share price of $0.62 or $15,500. In connection with issuance of these shares, the Company recorded stock-based directors’ fee expense of $15,500.

During June, 2007 the company reached an agreement to cancel our Retailer Marketing Agreement with CompUSA, which resulted in the return and cancellation of 350,000 shares to IceWEB common stock.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2007 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	7,055,000	$1.32
Granted	150,000	$0.55
Exercised	(920,000)	0.37
Forfeited	—	—
Balance at end of period	6,285,000	$1.24

Warrants exercisable at end of period	6,285,000	$1.24

Weighted average fair value of warrants granted or re-priced during the period		$0.55

The following table summarizes information about common stock warrants outstanding at June 30, 2007:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercise Price

$0.45	75,000	2.28 Years	$0.45	75,000	$0.45
0.65	75,000	2.18 Years	0.65	75,000	0.65
0.70	175,000	2.75 Years	0.70	175,000	0.70
1.00	5,630,000	3.47 Years	1.00	5,630,000	1.00
2.00	5,000	4.06 Years	2.00	5,000	2.00
4.00	162,500	1.50 Years	4.00	162,500	4.00
8.00	162,500	1.50 Years	8.00	162,500	8.00
	6,285,000		$1.24	6,285,000	$1.24

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 10 - STOCK OPTION PLAN

In August 2000, the Board of Directors adopted the 2000 Management and Director Equity Incentive and Compensation Plan (the “Plan”) for directors, officers and employees that provides for non-qualified and incentive stock options to be issued enabling holders thereof to purchase common shares of the Company at exercise prices determined by the Company’s Board of Directors. The Plan was approved by the Company’s stockholders in August 2001.

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

Awards may be made under the Plan in the form of Plan options, shares of the Company’s common stock subject to a vesting schedule based upon certain performance objectives (“Performance Shares”) and shares subject to a vesting schedule based on the recipient’s continued employment (“restricted shares”). Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or options that do not so qualify. Any incentive stock option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. Only persons who are officers or other key employees are eligible to receive incentive stock options and performance share grants. Any non-qualified stock option granted under the Plan must provide for an exercise price of not less than 50% of the fair market value of the underlying shares on the date of such grant.

As amended in April, 2007, the Plan permits the grant of options and shares for up to 10,000,000 shares of the Company’s common stock. The Plan terminates 10 years from the date of the Plan’s adoption by the Company’s stockholders.

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

JUNE 30, 2007

NOTE 10 - STOCK OPTION PLAN (continued)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	June 30,
	2007	2006

Expected volatility	76% - 103%	100% - 110%
Expected term	3 Years	5 years
Risk-free interest rate	4.39% - 4.57%	4%
Expected dividend yield	0%	0%

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

For the nine months ended June 30, 2007, total stock-based compensation credited to operations for option-based arrangements amounted to ($261,436). At June 30, 2007, there was approximately $947,088 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of June 30, 2007 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	1,493,806	$1.00
Granted	4,060,000	0.57
Exercised	(401,000)	0.48
Forfeited	(717,211)	1.04
Balance at end of period	4,435,595	$0.65

Options exercisable at end of period	1,450,227	$0.81

Weighted average fair value of options granted during the year		$0.57

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 10 - STOCK OPTION PLAN (continued)

The following table summarizes information about employee stock options outstanding at June 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercise Price

$0.43 - 0.55	1,965,000	4.05 Years	$0.53	123,800	$0.47
0.56 - 0.88	2,375,875	3.95 Years	0.64	1,231,708	0.69
1.20 - 1.60	19,345	1.01 Years	1.44	19,344	1.44
3.20 - 3.80	75,375	1.25 Years	3.20	75,375	3.20
	4,435,595		$0.65	1,450,227	$0.81

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

IceWEB’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, reselling hardware and software. For the nine months ended June 30, 2007 and 2006 all material assets and revenues of IceWEB were in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the nine months ended June 30, 2007 and 2006, should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

OVERVIEW

IceWEB, Inc. through our Solutions Group, is a provider of computer network security products and solutions, such as access control, content filtering, email security, intrusion detection, and the latest layer 7 firewall technology, primarily to Federal, state and local governments. The significant increase in our sales for the nine months ended June 30, 2007 over the comparable period in fiscal 2006 is primarily due to the growth in Solutions Group revenue. We continue to execute on our strategy to significantly increase our presence in the Federal IT marketplace and we believe that our acquisition of True North Federal Solutions Group in 2006 has laid a strong foundation for our future success.

In addition to our governmental customer business, we provide hosted web-based collaboration solutions through our online product offerings in our IceWEB Online group. Our subscription-based Hosted Microsoft Exchange services, enterprise software and network security infrastructure products and services are targeted towards small- and medium-sized business. The Internet-based a-la-carte suite of robust, hosted software application services are used in both public and private sectors. Currently IceWEB Online products include IceMAIL (messaging), IceVISTA (web hosting), and IcePORTAL (Intranet service). Its goal is to bring enterprise-class technology, normally affordable by only large corporations, to small business customers via a low-priced, recurring monthly subscription model. This model, coupled with minimal or no startup costs, makes implementing IceWEB more cost-effective and efficient for small businesses During the third quarter ended June 30, 2007, we saw our IceMail subscription user base grow by 133%, to 2,528 users. We anticipate future growth in the subscriber base as we expand our marketing efforts and increase our sales channels. In addition, we have experienced high levels of customer satisfaction with a retention rate of more than 99.5% during the first six months of 2007.

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended September 30, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

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

Use of Estimates - Management’s Discussion and Analysis or Plan of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable, the carrying value of property and equipment and long-lived assets, and the value of stock-option based compensation. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

NINE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2006

The following table provides an overview of certain key factors of our results of operations for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006:

	Nine months ended June 30,		$ of	%
	2007	2006	Change	Change

Net Revenues	12,114,253	2,970,046	9,144,207	307.9%
Cost of sales	10,652,698	2,401,566	8,251,132	343.6%
Operating Expenses:
Marketing and selling	117,248	110,719	6,529	5.9%
Depreciation and amortization	189,794	66,652	123,142	184.8%
General and administrative	1,938,947	2,216,204	(277,257)	(12.5%)
Total operating expenses	2,245,989	2,393,575	(147,586)	(6.2%)
Loss from operation	(784,434)	(1,825,095)	1,040,661	(57.0%)
Total other income (expense)	(292,050)	(232,869)	(59,181)	25.4%
Net loss	(1,076,484)	(2,057,964)	981,480	(47.7%)
Beneficial conversion feature-
Preferred Stock	—	(500,000)	500,000	(100.0%)
Net loss attributable to common
Shareholders	(1,076,484)	(2,557,964)	1,481,480	(57.9%)

Other Key Indicators:
	Nine months ended June 30,		%
	2007	2006	Change

Cost of sales as a percentage of revenues	87.94%	80.86%	7.1%
Gross profit margin	12.06%	19.14%	(7.1%)
General and administrative expenses as a percentage of revenues	16.01%	74.62%	(58.6%)
Total operating expenses as a percentage of revenues	18.54%	80.59%	(62.1%)

Revenues

For the nine months ended June 30, 2007, we reported revenues of $12,114,253 as compared to revenues of $2,970,046 for the nine months ended June 30, 2006, an increase of $9,144,207 or approximately 308%. The increase is primarily due to an increase in our third party product sales through our IceWEB Solutions Group which accounted for approximately 95% of our revenue.

Cost of Sales

Our cost of sales consists of products purchased for resale, salaries of technical personnel, and third party contractors. For the nine months ended June 30, 2007, cost of sales was $10,652,698, or approximately 88% of revenues, compared to $2,401,566, or approximately 80.9% of revenues, for the nine months ended June 30, 2006. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006 was the result of an increase during the nine months ended June 30, 2007 in infrastructure and hardware revenues as a percentage of total revenue, which generally have lower gross profit margins, compared to infrastructure, hardware, and services` revenue in the previous period. We anticipate that our gross profit margins will remain relatively constant through the balance of fiscal 2007.

Total Operating Expenses

Our total operating expenses decreased approximately 6.2% to $2,245,989 for the nine months ended June 30, 2007 as compared to $2,393,575 for the nine months ended June 30, 2006. These decreases include:

•           Marketing and Selling. For the nine months ended June 30, 2007, marketing and selling costs were $117,248 as compared to $110,719 for the nine months ended June 30, 2006, an increase of $6,529 or approximately 5.9%. The increases were the result of an increase in IceWEB Online web marketing, advertising and print advertising during the nine months ended June 30, 2007, offset by the recovery of marketing expense related to the cancellation of a marketing agreement with one of our partners.

•           Depreciation and amortization expense. For the nine months ended June 30, 2007, depreciation and amortization expense amounted to $189,794 as compared to $66,652 for the nine months ended June 30, 2006, an increase of $123,142 or 185%. The increase in depreciation was primarily attributable to the amortization of capitalized software development costs related to our IceMail and IceVista products which were launched in the second quarter of fiscal year 2006. Amortization expense is related to a software library which is an intangible asset that we acquired through our previous acquisitions.

•           General and administrative expense. For the nine months ended June 30, 2007, general and administrative expenses were $1,938,947 as compared to $2,216,204 for the nine months ended June 30, 2006, a decrease of $277,257 or approximately 12.5%. For the nine months ended June 30, 2007 general and administrative expenses consisted of the following:

The decrease in general and administrative expenses is primarily due to increased investor relations expense, offset by lower costs associated with the issuance of shares to employees and third parties as well as the amortization of the fair value of the stock options issued to employees.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2007, with the exception of share-based payments that the Company may incur from time to time.

LOSS FROM OPERATIONS

We reported a loss from operations of $784,434 for the nine months ended June 30, 2007 as compared to a loss from operations of $1,825,095 for the nine months ended June 30, 2006, an improvement of $1,040,661 or approximately 57%.

OTHER INCOME (EXPENSES)

Gain from sales of net assets. Gain on sale of assets for the nine months ended June 30, 2007 represents the gains from the sales of our Integrated Power Solutions and The Seven Corporation subsidiaries as described in Note 4 of the Notes to Unaudited Consolidated Financial Statements appearing elsewhere herein. We did not have comparable transactions during the nine months ended June 30, 2006.

Interest Income. Interest income for the nine months ended June 30, 2007 amounted to $2,446 and represented interest earned on interest bearing cash accounts. We did not have similar income in the comparable period in fiscal 2006.

Interest Expense. For the nine months ended June 30, 2007, interest expense amounted to $447,816 as compared to $232,869 for the nine months ended June 30, 2006, an increase of $214,947 or 92%. The increase in interest expense is attributable to the following: (i) In December 2005, we entered a financing agreement with Sand Hill Finance LLC for the financing of our accounts receivable balances with an annual interest rate of 24% and incurred interest expense for the nine months ended June 30, 2007 of approximately $217,595 as compared to interest expense of $88,797 for the nine months ended June 30, 2006; (ii) In July 2006, we entered into a sale-leaseback equipment financing arrangement whereby we borrowed $300,000, resulting in interest incurred of $36,576 for the nine months ended June 30, 2007 and (iii) During the nine months ended June 30, 2007, we amortized deferred financing costs of $160,000 as a one-time expense related the conversion a promissory to equity, as compared to $0 during the nine months ended June 30, 2006.

NET LOSS

Our net loss was $1,076,484 for the nine months ended June 30, 2007 compared to $2,057,964 for the nine months ended June 30, 2006.

DEEMED PREFERRED STOCK DIVIDEND

During the nine months ended June 30, 2007 and 2006, we recorded a deemed preferred stock dividend of $0 and $500,000, respectively, which relates to our Series A and B Convertible Preferred Stock. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in capital.

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS

We reported a net loss attributable to common shareholders of $1,076,484 for the nine months ended June 30, 2007 as compared to a net loss attributable to common shareholders of $2,557,964 during the nine months ended June 30, 2006. This translates to an overall per-share loss available to shareholders of $.11 for the nine months ended June 30, 2007 compared to per-share loss of $.39 for the nine months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2007 and September 30, 2006:

	June 30, 2007	September 30, 2006	$ Change	% Change

Working Capital	(2,189,300)	(1,625,966)	(563,334)	34.6%

Cash	389,540	432,885	(43,345)	(10.0%)
Accounts receivable, net	2,190,010	1,264,065	925,945	73.3%
Total current assets	2,616,551	1,706,621	909,930	53.3%
Property and equipment, net	251,639	424,559	(172,920)	(40.7%)
Goodwill	421,000	211,600	209,400	99.0%
Intangibles, net	25,000	40,000	(15,000)	(37.5%)
Deferred financing cost	0	159,999	(159,999)	(100.0%)

Total assets	3,374,631	2,595,875	778,756	30.0%

Accounts payable and accrued liabilities	3,761,368	1,572,933	2,188,435	139.1%
Notes payable-current	1,032,733	1,458,196	(425,463)	(29.2%)
Accrued interest payable	0	254,178	(254,178)	(100.0%)
Advances from related party	0	8,123	(8,123)	(100.0%)
Deferred revenue	11,750	39,156	(27,406)	(70.0%)
Total current liabilities	4,805,851	3,332,587	1,473,265	44.2%
Notes payable-long term	116,893	332,969	(216,076)	(64.9%)
Total liabilities	4,922,744	3,665,556	1,257,189	34.3%
Accumulated deficit	(11,947,525)	(10,871,041)	(1,076,484)	9.9%
Stockholders’ deficit	(1,548,113)	(1,070,680)	(477,433)	44.6%

Net cash provided by operating activities was $87,556 for the nine months ended June 30, 2007 as compared to net cash used in operating activities of $544,207 for the nine months ended June 30, 2006, an increase of $625,838. For the nine months ended June 30, 2007, we used cash to fund our net loss of $1,076,484, offset by non-cash items such as depreciation expense of $189,794, amortization of deferred financing cost of $159,999, and a gain on sale of net assets of $153,319, as well as changes in assets and liabilities of $1,148,093. We also used cash during the nine months ended June 30, 2007 to fund increases in accounts receivable due to higher sales activity in the quarter, which was offset by an increase in accounts payable during the period, also related to increased sales. For the nine months ended June 30, 2006, we used cash to fund our net loss of $2,057,964 offset by non-cash items such as depreciation expenses of $648,323, as well as the add back of other non-cash items such as changes in assets and liabilities of $865,434.

Net cash used in investing activities for the nine months ended June 30, 2007 was $243,749 as compared to net cash used in investing activities of $328,904 for the nine months ended June 30, 2006. During the nine months ended June 30, 2007, we used net cash of $247,000 as partial consideration in our acquisition of the assets of True North. Additionally, we used cash of $1,873 for property and equipment purchases and received net cash from the sale of net assets of one of our subsidiaries of $138,000 during the nine months ended June 30, 2007. During the nine months ended June 30, 2006, we purchased equipment and software amounting to $143,657. Also, we acquired PatriotNet in March, 2006 which used $190,000 in cash during that quarter.

Net cash provided by financing activities for the nine months ended June 30, 2007 was $112,848 as compared to net cash provided of $445,847 for the nine months ended June 30, 2006. For the nine months ended June 30, 2007, net cash provided by financing activities related to proceeds received from the exercise of stock options and warrants of $592,650, proceeds received from notes payable of $610,037, proceeds received from related party notes and advances of $41,737 offset by repayments on notes payable of $1,048,070, payments on related party advances of $26,500 and repayments of equipment financing of $57,006. For the nine months ended June 30, 2006, net cash provided by financing activities related to proceeds from net preferred common stock and common stock issued for cash of $432,000 offset by payment to bank financing of $52,385, proceeds from notes payable of $150,842 and net proceeds paid to related party advances of $84,610.

At June 30, 2007 we had a working capital deficit of $2,189,300 and an accumulated deficit of $11,947,525. The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2006 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales increased significantly during the three and nine months ended June 30, 2007 following our acquisition of the True North assets in November 2006, our gross profit margin was approximately 12% and our sales were not sufficient to pay our operating expenses. We reported a net loss of $1,076,484 for the nine months ended June 30, 2007. Our core business does not generate high margins and there are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At June 30, 2007 we had cash on hand of $389,540. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $1.8 million. At June 30, 2007 we owe Sand Hill Finance, LLC approximately $828,721 under this accounts receivable line.

While we do not have any commitments for capital expenditures, we owe a related party approximately $110,000. At June 30, 2007 and at such time as the novation of the GSA contract is received we will owe $100,000 to the seller of the True North Assets. In addition, in connection with our annual report for our fiscal year ending September 30, 2008 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002. We do not presently have any external sources of working capital other than what may be available under the factoring agreement with Sand Hill Finance and loans from related parties. Our working capital needs in future periods are dependent primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

In February 2006, the FASB issued SFAS 155, which applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value re-measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company’s financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

On June 5, 2007 we issued 25,000 shares of common stock valued at $15,500 to Harold Compton, a member of our Board of Directors, as additional compensation for his having the role as lead director. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 29, 2007, we issued 200,000 shares of our common stock in satisfaction a promissory note in the amount of $150,000, plus accrued interest of $96,875. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herein

SIGNATURES

In accorance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICEWEB, INC.

By: /s/ John R. Signorello
August 13, 2007	John R. Signorello,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
August 13, 2007	Mark B. Lucky