Form 10KSB
period 2007-09-30
ICEWEB INC
filed 2007-12-26
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:  0-27865

ICEWEB, INC.

(Name of small business issuer in its charter)

Delaware	13-2640971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 Van Buren Street, Suite 150 Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (703) 964-8000

Securities registered under Section 12(b) of the Exchange Act:

None	None
(Title of each class)	(Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. $18,732,069 for the 12 months ended September 30, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of November 15, 2007 the aggregate market value of the common stock held by non-affiliates at the closing price of the registrant’s common stock is approximately $8,634,000.

State the number of shares outstanding of each of the issuer’s class of common equity. As of December 15, 2007, 14,240,315 shares of common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). None.

Transitional Small Business Disclosure Form (check one): Yes ☐  No ☒

When used in this annual report, the terms “IceWEB,”, the “Company”, “we,” “our,” and “us” refers to IceWEB, Inc., a Delaware corporation, and our subsidiaries. The information which appears on our web site at www.iceweb.com is not part of this annual report.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

IceWEB, through our Solutions Group, is a rapidly growing provider of computer network security products and services such as access control, wide area network optimization, content filtering, email security, intrusion detection, to the Federal, State, and Local government entities. In addition we are a leading provider of Software-as-a-Service (“SaaS”) applications.

IceWEB’s Solutions Group specializes in network infrastructure security solutions. Through our team of engineers and our partners, including RSA Security, ISS, F5 Networks, Blue Coat, and Cisco, we provide firewall, authentication, PKI, encryption, and traffic filtering products and services to protect network infrastructure. Our customers are primarily Federal, State, and Local government entities. We believe that the combination of our vendor partners/manufacturers, customers, and government contracting vehicles enables our company to be successful in providing the industry’s best network security solutions to government clients and those commercial integrators who service the government. We further believe that we can, through IceWEB Solutions group, position, market, and sell our high margin hosted online subscription services to that constituency enabling us to attain a larger subscriber base for those services.

In addition to the Solutions Group, we offer small and medium sized businesses (“SMBs”) hosted access to enterprise-class applications delivered via the Internet for a reasonable monthly fee. These rapidly growing SaaS offerings include such hosted applications as Microsoft Exchange Server, Sharepoint, BlackBerry Enterprise Server, Good Messaging Server, SPAM and Virus protection, and advanced Email Encryption services. Our current customer base consists of nearly 900 organizations worldwide in both the public and private sectors.

The Company believes that its focus on the large rapidly growing and underserved SMB market will continue to drive significant growth. According to the US Small Business Administration there are approximately 27 million SMBs in the U.S. Most of these companies lack the funds to purchase the necessary hardware and software and the trained staff to maintain it. As these companies are realizing the benefits of Exchange Server and other value added applications and the palatable cost of using a SaaS model, they are migrating to Hosted Microsoft Exchange in large numbers this accelerating growth for the Company.

For the fiscal year ended September 30, 2007 approximately 98% of total sales were generated by our IceWEB Solutions Group’s reselling of third-party hardware, software and services, and approximately 2% of our total sales were generated by online products and services.

Pending Acquisition of INLINE Corporation

On December 7, 2007 we entered into a letter of intent to acquire INLINE Corporation. Based within Northern Virginia’s high-tech corridor, just outside Washington, DC, INLINE provides government, commercial customers and universities with storage, information management and infrastructure systems specifically engineered to perform within their respective IT environments. Subject to due diligence and board approvals, the closing of the acquisition is expected to occur on or before December 31, 2007.

Market and Trends

The market for network security product and solutions within the Federal government continues to be strong. IceWEB has an experienced staff of sales professionals. In order to continue our growth into the public sector and commercial markets for Information Security and Storage technologies we will need to execute on a well defined sales and marketing plan. We will be calling key decision makers at federal agencies and target commercial accounts to schedule meetings to discuss their spending initiatives for 2008; this activity helps us align our solutions and vendor partners to propose a solution. We will also be utilizing key government information portals to discover requirements; these portals include, Fed Sources, Ebuy/GSA Advantage and Fedbid. We will be partnering with vendors to do targeted agency trade shows where we present solutions in a tradeshow format. Additionally we will be doing monthly email marketing campaigns to our customers and prospects. These email campaigns will feature our products and solutions. We will also be doing call campaigns to discuss featured technologies and solutions.

The market for hosted network applications, also known as both Software as a Service (SaaS) and Utility Computing, and wireless access to web content is expanding exponentially. More and more SMB customers are taking advantage of “hosted applications” versus purchasing and deploying internal network servers. Enterprise class customers (3,000 – 50,000 employees) are also paying close attention to the strong return on investment and reductions in capital expenditures and technical resource savings offered by the SaaS model. Our IceMAIL™, IcePORTAL™, and IceSECURE™ products are specifically targeted to maximize these benefits for our clients.

IDC, a global provider of market intelligence, advisory services, and events for the information technology, telecommunications, and consumer technology markets, predicts that the Software as a Service market will be $10.0 billion by 2008 with an annual growth rate of 25%. The hosted email market and hosted SMB mailboxes are expected also to grow at a compound annual growth rate of 25% through 2011 (according to the Radacati Group). Email has emerged as one of the most important mediums of communications for conducting business for organizations of all sizes, which has led to a demand for more functional email solutions including enterprise class collaboration with shared calendar, tasks, mobile email and instant messaging. Microsoft Exchange has emerged as the dominant product and market leader in this segment and has traditionally been used by very large organizations to improve productivity. Smaller organizations can also benefit from the use of Microsoft Exchange but have found it prohibitively expensive to purchase, install and maintain. Many of these smaller businesses that use email currently rely on simple email solutions from internet service providers. Exchange Hosting is emerging as an attractive alternative for such businesses, because it provides the enterprise-class functionality increasingly needed by organizations of all sizes, at a relatively low monthly cost on a per-user basis.

Our Products and Services

We believe that our two lines of business, IceWEB Solutions Group and our online products and services have many common technologies and permit us to better leverage our personnel and vendor/manufacturer relationships. A brief description of our two lines of business is as follows.

IceWEB Solutions Group™

IceWEB’s Solutions Group specializes in providing advanced network infrastructure security solutions. Through our team of engineers and our partners, some of whom include, Secure Computing, RSA Security, ISS, Blue Coat, F5 Networks, McAfee and Cisco, we provide government agencies with products and services that allow them to effectively deploy complex firewalls, wide area network optimization, user and application authentication, PKI, encryption, and traffic filtering products.

Services and Features for which we act as a reseller include:

•	Firewall implementation and management/monitoring
•	Intrusion Detection System implementation and management/monitoring (IDS or IPS)
•	Security Information Management System implementation and management/monitoring
•	Load Balancing and High Availability Solutions
•	Wide Area Network Optimization
•	User Authentication
•	Remote Access Control
•	Anti-Virus/Anti-Spam
•	Content Filtering and URL Filtering
•	E-mail Security

The proximity of our offices to Washington, D.C., has provided a strong measure of successful sales into Federal government and civilian agencies solutions for over six years. The Company holds multiple General Services Administration contracts (GSA), and management believes it is well positioned within other avenues through which federal agencies can easily source products and services.

Online Products and Services

Starting with enterprise messaging (IceMAIL™), collaboration (IcePORTAL™), and web hosting (IceSECURE™) services, we will continue to add additional software systems to our server farms. Each application and service has the goal of bringing enterprise-level applications, normally cost effective for only large corporations, to small business customers through a monthly/annual subscription plan. We believe that this recurring revenue business model has the ability to bring more consistent profits with a much higher customer retention rate than any other service we has ever offered. We currently have an over 95% retention rate.

IceMAIL™

In December 2005, we launched IceMAIL™, a packaged service that provides a network-hosted groupware, email, calendaring, and collaboration solution utilizing Microsoft Exchange, the most widely used enterprise system available. Customers are able to leverage the full capabilities of Microsoft Exchange and Microsoft Outlook without the initial implementation and maintenance costs associated with such an advanced system. In addition to providing hosted Exchange services, we focus on providing wireless PDA/smartphone synchronization services that enable our customers to have everything in Outlook/Exchange available while traveling away from their office. IceWEB customers may elect to have their business email replicated to and synchronized with virtually any smart phone or PDA available on the market. To perform this replication function we utilize Good Messaging Server, Blackberry Enterprise Server software or ActiveSync from Microsoft Corporation. The Company has established strong relationships with these software vendors and often undertakes joint marketing initiatives to create demand for these optional services.

Features of IceMAIL™ include:

•	Use your own professional email domain name,
•	Manage your personal/business calendar. See when employees are available for meetings,
•	Share your calendar with people you choose or delegate permissions to your assistant,
•	Schedule shared resources such as conference rooms, projectors, vehicles, technicians, etc.,
•	Spam and virus protection,
•	Assign tasks to employees and track progress,
•	Track all calls, emails, or documents relating to a person contained within your contacts list,
•	Optional inbound/outbound faxing from Outlook or your wireless PDA,
•	IceMAIL handles all system maintenance, daily backups, security updates, and end-user support,
•	Real-time synchronization of email, calendar, contacts, and tasks to your cellular PDA using ActiveSync, GoodLink, or Blackberry,
•	View or edit file attachments from your PDA, and
•	All users receive the latest Microsoft Outlook software free (a $110 value each)

IcePORTAL™

IcePORTAL leverages the power of Microsoft SharePoint to provide customers with a complete Intranet portal for their company. Customers can share and manage announcements, tasks, events/calendars, document libraries, pictures, discussion threads, and more through a single web-based portal with no need to purchase their own network file server.

Features of IcePORTAL include:

•	Provide a central location for all of employees to log into via a web browser for all of a company’s company news, announcements, document libraries, and phone directories,
•	Enables access to a company’s Intranet securely from anywhere in the world via the Internet and no VPN configuration is required,
•	Eliminates the need to purchase and maintain a network file server within a company which could cost $20,000 or more each year,
•

Stores all of a company’s files and documents within multiple document libraries and directories. Assign read/write/delete permissions to some or all employees for each document library, the customer has complete control of who can access each section of their Intranet portal,

•	Search for information or documents/files right from within the Intranet portal’s main page,
•	Post company news, announcements, calendars/events, or track tasks all via the Intranet portal,
•

Create sub-portals or sections within a customer’s Intranet portal for vendor/partners or customers with complete control of account and passwords so the customer controls what they can see/view/edit and what portions of the Intranet portal they can access, and

•	Customize the portal layout, colors, theme, and specific modules/features to a customer’s liking—include company stock quotes and news that is automatically updated from the Internet.

IceSECURE™

IceSECURE is a stand-alone hosted email encryption service. Subscribers to IceSECURE may utilize this service to ensure total privacy (based on the PKI model) of their critical business or personal email communications.

•	Provides strong encryption and email security for IceMAIL and non-IceMAIL subscribers
•	Easy to implement and requires no client architecture changes
•	Full and Simple Administration
•	Completely brandable solution for Private Label partners

Learningstream.Com

LearningStream.com™ is an online business education portal that offers subscription-based online classes to consumers and corporate customers such as managers, employees, and associations. Business professionals can choose among many different subjects such as making presentations, managing people and learning software applications from training developers such as Fred Pryor Seminars, CareerTrack and Evelyn Woods. LearningStream currently hosts 2,000 online course modules. LearningStream’s revenue for the years ended September 30, 2007 and 2006 were $20,565 and $16,370, respectively.

Technology

Our online products are web-based systems available from any computer in the world via the Internet. We are leveraging the Internet as the transport mechanism to deliver our services due to its wide availability and relatively low cost for connectivity. We also leverage commercial off-the-shelf (COTS) software whenever possible for its three primary advantages, including quick time to market and delivery, reduced upgrade and maintenance costs, and reduced internal development or research and development costs.

The specific software systems we host include IceMAIL™, IcePORTAL™, and IceSECURE™. Each of these systems is hosted in a tier-one data center located in Northern Virginia technology corridor area. With redundant Internet connections, power systems, fire suppression, 24x7 security guards, biometric scanners, and network security systems, we believe that our services are very well protected and exceed what individual small business customers could afford if they were to host a similar system of their own.

IceMAIL is a customized implementation of Microsoft Exchange that is specialized for multi-tenant (multiple customers and domains) use. The IceMAIL server farm consists of redundant Microsoft Windows servers, Active Directory Servers, front-end Exchange servers, SMTP servers, back-end database servers, Storage Area Networks (SANs), GoodLink, Blackberry, ActiveSync, and backup systems. Network security is provided by multiple firewalls and/or gateways and filtering systems. The online purchasing, provisioning, and web-based management consoles are based on technology from SWsoft who is a leader in software/control systems for Internet and application services providers (ASPs) such as our company.

IcePORTAL is a customized implementation of Microsoft SharePoint. The IcePORTAL data is stored using Microsoft SQL and a Storage Area Network (SAN). Services are provided to customers via the Internet and each customer’s “portal” is available through a standard web browser such as Internet Explorer. As it is integrated with IceMAIL, the same network security and redundant servers and data center systems are leveraged. This enabled our company to deploy IcePORTAL for minimal additional costs.

IceSECURE is a robust and scalable implementation of PKI encryption. The systems hosting the IceSECURE offering are operated by IBM Global Services and in that environment IceWEB functions as the Root Certification Authority (much like Verisign), providing PKI credentials, managing key recovery and escrow and all other required functions on behalf of our clients.

LearningStream is deployed across a complex proprietary array of web servers and streaming media servers. Course content is streamed via the Internet from Real and Windows Media servers while online purchasing and the course catalog are hosted on Microsoft-based web servers. In early 2007 the Company added nearly 2,000 additional courseware modules to the LearningStream architecture, greatly broadening the offerings depth. Changes were also made to our architecture which allows the delivery and sale of on-line learning content from partners located outside of our server farms. Such content, while purchased through LearningStream, may now be streamed directly from the third party course content providers and partners.

Sales and Marketing

In order to continue our growth into the public sector and commercial markets for Information Security and Storage technologies we will need to execute on a well defined sales and marketing plan. We will be calling key decision makers at federal agencies and target commercial accounts to schedule meeting to discuss their spending initiatives for 2008; this activity helps us align our solutions and vendor partners to propose a solution. We will also be utilizing key government information portals to discover requirements; these portals include, Fed Sources, Ebuy/GSA Advantage and Fedbid.

We will be partnering with vendors to do agency shows where we present solutions in a tradeshow format. Additionally we will be doing monthly email marketing campaigns to our customers and prospects. These email campaigns will feature our products and solutions. We will also be doing call campaigns to discuss featured technologies and solutions.

The Company’s products and services are sold through our direct sales force, online marketing and through strategic channel partners. Our direct sales process typically includes a demonstration of our product capabilities followed by one or more detailed technical reviews. Our employees utilize our software to generate leads, sales, demos and references. Our internal operations and sales tracking are run on our IceMAIL™ and IcePORTAL™ platforms.

During fiscal 2007, our sales and marketing strategy relied mostly upon direct sales and marketing through internet search engines. These efforts succeeded in garnering publicity for our branded SaaS product offerings, allowed us to grow our online subscriber base to over 5,000 monthly subscriptions from approximately 100 monthly subscriptions at September 30, 2006, and assisted the Company in forming several partnerships and joint marketing agreements, including CompUSA and OfficeTalk, Ltd. The average monthly subscription fee during fiscal 2007 was $12.00 per month.

Our marketing plan for fiscal 2008 for our Solutions Group includes email marketing and direct mail campaigns, and targeted trade shows. Our marketing plan for fiscal 2008 for our online products and services includes more concise online marketing of the IceMAIL™, IcePORTAL™ and IceSECURE™ products along with magazine or print advertisements in primary and secondary markets throughout the U.S. We anticipate to spend up to $150,000 per quarter on marketing our online products. We have also engaged the services of experienced professionals to further enhance our product marketing, improve our Internet search engine optimization, pay-per-click advertising, and direct marketing sales effectiveness. Our marketing efforts also produce materials in support of prospective sales to new customers, including brochures, data sheets, white papers, presentations and demonstrations.

For the fiscal years ended September 30, 2007 and 2006 we spent $192,816 and $225,338, respectively, on marketing.

Our Strategy for Fiscal 2008

The IceWEB Solutions Group’s focus on network security and the Federal government will continue. We are carefully evaluating new technology products and manufacturers. By continuous training of our employees and partnering with our key vendor partners, we believe that we can continue to accelerate our growth in this market.

During fiscal 2008 we plan on greater automation for IceMAIL™, IcePORTAL™, and IceSECURE™ products. By using internal and external technical resources we will seek to enable customers to manage and control their own environment (self service) or working with IceWEB Customer Service. We believe we will be one of the few companies that allow customers simple yet total control of their features via web-based account management tools. All of our service offerings will have online purchasing and automated provisioning (account creation) that reduced human intervention for these repeatable tasks. This also helps customers with the desire for “immediate satisfaction” by having their product or service immediately available upon purchase.

Subject to the availability of sufficient capital we also plan on continuing to pursue strategic acquisitions that will broaden our product offerings and customer base, advance and expand our technological abilities, increase our cash flow and profitability, and diversify our operations.

Research and Development

IceWEB performed software development and research and development efforts in fiscal 2007 relating to the IceMAIL and IcePORTAL products. In addition, in fiscal 2007, we added messaging encryption, sharepoint portals, and new LearningStream content.

The bulk of our research and development efforts for fiscal 2008 will focus on providing additional hosted application service offerings and improving features for our current “online” services.

Additional archiving and compliance management services will also be added to the new Microsoft Exchange 2007 environment for IceMAIL in fiscal 2008. Computer systems, storage, and software will be implemented to provide current and future IceMAIL customers with increased data storage options to meet industry or Government-specific regulations for data retention. These services will generate additional revenue for IceWEB and attract new customers that must have these services in order to outsource their email system to IceWEB. IceWEB will implement additional online purchasing and automated provisioning so that the IcePORTAL, IceSECURE, and IceVISTA services become visible and manageable within the current web-based control panel system. Currently, only IceMAIL has fully automated provisioning and online purchasing. Adding these capabilities to IcePORTAL, IceSECURE, and IceVISTA will reduce our operational support costs while providing current and new customers a single web-based management console to manage all of their IceWEB-based software services.

Additionally, IceWEB has an aggressive research and development strategy that includes 24/7 operations monitoring and customer support capability, disaster recovery options, the rollout of Microsoft Office Sharepoint Server 2007, Microsoft Project Server 2007, and Microsoft Live Communications Server 2007. We are also planning to expand the hosted website capabilities to include SQL server provisioning, and adding Microsoft Dynamics CRM to the list of hosted product offerings.

These goals were established in fiscal 2007, and efforts to roll out these enhancements will continue in fiscal 2008. Subject to the availability of sufficient working capital, our technology plan calls for a research and development budget of $150,000 per quarter for fiscal 2008 in order to accomplish the above goals.

Intellectual Property

Our success depends in part on our ability to protect our intellectual property. The source codes, object codes, and documentation related to our products are all proprietary to us and as to which copyright in favor of our company arose from the date of creation of the products or the date on which the products were assigned to us, whichever is later. We also rely on common law rights to our trademark and service mark “IceWEB” in both block letters and stylized form. To protect our proprietary rights, we rely generally on copyright and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use our intellectual property.

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

We have also obtained the right to the Internet addresses www.iceweb.com, icemail.com, icewebsg.com, learningstream.com, fedzoo.com, and federalinbox.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use these Internet addresses; however, there can be no assurance in this regard and as the Internet addresses are part of our brand and marketing the loss of one or more of these addressees may have a material adverse effect on our financial position and results of operations.

Competition

Most of our competitors have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors’ products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

Employees

As of December 12, 2007, we employed a total of 18 employees, all of whom work full-time. We have no collective bargaining agreements with any unions and believe that the overall relations with its employees are satisfactory.

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

On November 27, 2001, we acquired 9,050,833 shares of the common stock of Healthspan Sciences, Inc., a privately held California corporation in exchange for 5,000 shares of our common stock in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act. This agreement was rescinded on March 21, 2002. Pursuant to the rescission, Healthspan Sciences, Inc. returned all 5,000 shares of our common stock issued in the exchange and we returned all 9,050,833 shares of Healthspan Sciences, Inc. which we had received.

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

In June 2003, we acquired 100% of the capital stock of Interlan Communications, Inc., a privately held corporation, in exchange for 25,000 shares of our common stock. In June 2003, we also acquired 100% of the capital stock of Seven Corporation in exchange for 37,500 shares of our common stock and cash consideration of $123,000. As described later in this section, we sold Seven Corporation company in February 2007.

In October 2003, we acquired 19% of the capital stock of Iplicity, Inc. of Virginia, together with substantially all of its assets including software licenses, source code, potential patents and trademarks for a combined stock and cash value of approximately $632,000 which included the issuance of 191,381 shares of our common stock and cash consideration of $65,500.

In May 2004, we acquired substantially all of the assets of DevElements, Inc. of Virginia, including software licenses, source code, potential patents and trademarks, cash, hardware, and equipment. As consideration for the purchase of the assets, we paid DevElements $100,000 and agreed to the assumption of liabilities up to an aggregate of $150,000. In exchange for the 19% interest in DevElements, we issued to the stockholders of DevElements 187,500 shares of our common stock and options to purchase 187,500 shares of common stock exercisable at a price of $27.20 per share and expiring May 13, 2009. We issued to the stockholders options to purchase 6,250 shares, which were contingently exercisable upon the satisfaction of certain performance criteria. The performance criteria, which required contracts, task orders and other work assignments involving billing of at least $840,000 during the six-month period ending November 13, 2004, was not met and the options were cancelled.

On October 18, 2004, we entered into a non-binding letter of intent to acquire 100% of the issued and outstanding stock of Plan Graphics, Inc. The transaction was subject to approval by the Plan Graphics, Inc. stockholders, and certain terms and conditions, including terms and conditions which are customary to this type of transaction. On April 29, 2005 the letter of intent expired without a definitive agreement having been executed or all conditions precedent to the closing having been completed.

In March 2006 we acquired PatriotNet, Inc., an Internet service provider, for total consideration of $290,000 of which $190,000 was paid in cash and $100,000 was paid through the issuance of 100,000 shares of our common stock. We granted Patriot Computer Group, Inc., the seller in the transaction, certain piggyback registration rights for the 100,000 shares of our common stock issued as partial consideration in the transaction. At the time of the acquisition, the purchase price exceeded the fair value of the assets acquired by $390,600 which we treated as goodwill for accounting purposes. From the date of acquisition through September 30, 2006 revenues from PatriotNet were approximately $316,000 and represented approximately 6% of our consolidated revenues. On December 1, 2006 we sold PatriotNet to Leros Online, Inc., a third party, for $150,000 in cash and the assumption of $60,000 in liabilities. At September 30, 2006 we recorded goodwill impairment of $180,000 related to this transaction.

On December 1, 2006 we sold 100% of the capital stock of our wholly-owned subsidiary, Integrated Power Solutions, Inc. to Mr. John Younts, our Vice President of Integrated Power Solutions and a key employee, for the assumption of approximately $180,000 in liabilities and the payment of $12,000 we owed him. For the fiscal year ended September 30, 2006, revenues for Integrated Power Solutions were approximately $457,000, or approximately, 9.5%, of our total sales.

On November 15, 2006, we acquired certain of the assets of True North Solutions related to its governmental customer business for $350,000 of which $250,000 was paid in cash and the balance was paid through the delivery of a $100,000 principal amount promissory note secured by collateral pledge of the assets, payable immediately upon accomplishment of the novation of the GSA Schedule. Under the terms of the agreement, we acquired the customers, forecast, contract renewals, and GSA schedule of True North Solutions. We permitted True North Solutions to use the purchased assets until December 31, 2006 pursuant to which we acted as the seller’s subcontractor until the novation of the GSA Schedule was complete. The novation of the GSA schedule is still pending.

On February 16, 2007 we sold 100% of the outstanding stock of our subsidiary, The Seven Corporation of Virginia, Inc., to PC NET in exchange for the waiver of approximately $11,000 we owed PC NET. Under the terms of the agreement we may not engage in any staffing services businesses as The Seven Corporation had conducted for a period of at least two years. For the fiscal year ended September 30, 2006 revenues from The Seven Corporation were $360,000 or approximately 7.5%, of our total sales.

RISK FACTORS

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS ABSENT A MATERIAL INCREASE IN OUR REVENUES.

We have an accumulated deficit of $13,721,164 at September 30, 2007. For the years ended September 30, 2007 and 2006, we had a net loss attributable to common stockholders of approximately $2,850,123 and approximately $4,370,387, respectively, and cash used in operations was approximately $1,227,637 and $1,009,521, respectively. The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended September 30, 2007 contains a qualification expressing substantial doubt as to our ability to continue as a going concern as a result of our net losses and cash used in operations. We reported an increase in our revenues for fiscal 2007 as compared to fiscal 2006 of approximately 293% which is primarily related to our IceWEB Solutions Group, however we cannot assure you that our revenues will increase in future periods, nor can we assure you that they will not decrease. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through the issuance of equity and short-term loans. Capital is typically needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary if we wish to acquire additional assets or companies and for the effective integration, operation and expansion of these businesses. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. At September 30, 2007, we had a working capital deficit of $1,989,422 as compared to a working capital deficit of $1,625,965 at September 30, 2006. This change is primarily attributable to the financing arrangement with Sand Hill Finance to factor accounts receivable. We will need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We cannot assure you that additional working capital is available to us in the future upon terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs, make additional acquisitions, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

FROM TIME TO TIME WE ENTER INTO RELATED PARTY TRANSACTIONS, THE TERMS OF WHICH MAY NOT BE AS ADVANTAGEOUS AS WE COULD OBTAIN FROM UNRELATED THIRD PARTIES.

From time to time we have borrowed operating funds from related parties, including from Bluepoint Financial, LLC, a company of which Mr. John Signorello, our Chief Executive Officer, is a 50% owner. In lieu of interest we agreed to issue 1.54 shares of common stock for each dollar lent under the loan. During fiscal 2006 we borrowed approximately $335,000 under this loan agreement, repaid approximately $157,000 and issued shares valued at $296,608 as interest. During fiscal 2007, we borrowed approximately $30,000 under this loan agreement, repaid approximately $308,080 and issued shares valued at $169,803 as interest. The value of the securities we have issued as interest far exceeds generally available commercial interest rates. While the transaction was approved by our Board of Directors, of which Mr. Signorello is a member, there are no assurances that we could not have obtained more favorable terms from third party lenders.

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

Under the terms of our sale of Series B Convertible Preferred Stock in December 2005, we agreed to a number of limitations on our future capital raising activities, including:

•

for a period of three years we will not issue any convertible debt or preferred stock, for a period of two years we will not enter into any new borrowings of more than twice as much as the sum of EBITDA (earnings before income taxes, depreciation and amortization) from recurring operations over the past four quarters,

•	for so long as the shares are outstanding we will not issue any debt or equity securities with a floating conversion price or reset feature, and

•

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

WE ARE A PARTY TO A SALES/LEASBACK AGREEMENT. IF THE LESSOR SHOULD DECLARE US IN DEFAULT UNDER THE AGREEMENT, WE COULD BE FORCED TO PAY ALL AMOUNTS OWED THEREUNDER OR LOSE THE BENEFIT OF THE EQUIPMENT.

In July 2006, we entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. We received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, we entered into a 36 month agreement to lease the equipment back from the third party for monthly rent payments of $10,398. Imputed interest on this financing is 20% per annum. At September 30, 2007, amount due under this equipment financing arrangement amounted to $185,045. The equipment which is subject to this arrangement is material in the operation of our business. From time to time we have failed to make the monthly payments due under this agreement on a timely basis. Should the lessor declare us in default, it would be entitled to accelerate all amounts due under the agreement which are approximately $200,000 at September 30, 2007. If we were unable to satisfy such amount, the lessor could retake the equipment thereby depriving us of its use which could materially affect our business and operations.

WE DO NOT HAVE A DISASTER RECOVERY PLAN AND WE DO NOT CARRY BUSINESS INTERRUPTION INSURANCE.

Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. Our headquarters are physically located in Fairfax County, Virginia, a Washington, DC suburb, in close proximity to the US Capitol, White House, Pentagon, CIA, and numerous other agencies within the intelligence community. All these government installations are considered potential targets of any future terrorist attacks. We do not currently have a disaster recovery plan, nor do we carry business interruption insurance to compensate our company for losses that may occur. We are also vulnerable to computer viruses and/or physical disruptions, which could lead to interruptions, delays, loss of data or the inability to accept orders. The occurrence of any of the foregoing events could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITIONS AND TO MANAGE OUR GROWTH AND WE MAY BE UNABLE TO FULLY REALIZE ANY ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

Our business strategy includes growth through acquisition and internal development. We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. Acquired companies’ histories, geographical locations, business models and business cultures can be different from ours in many respects. Our directors and senior management face a significant challenge in their efforts to integrate our businesses and the business of the acquired companies or assets, and to effectively manage our continued growth. There can be no assurance that our efforts to integrate the operations of any acquired assets or companies acquired in the future will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized. The dedication of management resources to these efforts may detract attention from our day-to-day business. There can be no assurance that there will not be substantial costs associated with these activities or of the success of our integration efforts, either of which could have a material adverse effect on our operating results.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Because our stock is not listed on an exchange we are not required to adopt these corporate governance standards. While our board of directors has adopted a Code of Ethics and Business Conduct and our Board has established Audit and Compensation Committees, we have not adopted all of the corporate governance measures which we might otherwise have been required to adopt if our securities were listed on a national securities exchange. It is possible that if we were to adopt all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

THE EXERCISE OF WARRANTS AND OPTIONS AND THE CONVERSION OF SHARES OF OUR SERIES A and B CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At September 30, 2007 we had outstanding:

•	12,940,315 shares of our common stock,

•	456,667 shares of Series A Convertible Preferred Stock which is convertible into 456,667 shares of our common stock,

•	1,833,334 shares of Series B Convertible Preferred Stock which is convertible into 1,833,334 shares of our common stock,

•	common stock purchase warrants to purchase a total of 6,055,000 shares of our common stock with exercise prices ranging from $0.45 to $8.00 per share, and

•

options granted under our 2000 Management and Director Equity Incentive and Compensation Plan which are exercisable into 2,295,527 shares of our common stock with a weighted average exercise price of $0.63 per share.

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

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

In March 2005 and December 2005, we issued common stock purchase warrants to purchase an aggregate of 6,925,000 shares of our common stock with exercise prices ranging from $2.00 to $9.60 per share in connection with the sales of shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. The exercise price of each these warrants was subsequently amended to be $1.00 per share. At September 30, 2007, 5,200,000 of these warrants remain outstanding. In December 2005, we also issued a seven year common stock purchase warrant to purchase 25,000 shares of our common stock with an exercise price of $1.00 per share in connection with our accounts receivable financing agreement with Sand Hill Finance, LLC.

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

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Delaware General Corporations Law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors. We presently have outstanding 456,667 shares of our Series A Convertible Preferred Stock and 1,833,333 shares of Series B Convertible Preferred Stock. Our Board of Directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

OUR COMMON STOCK COULD BE REMOVED FROM QUOTATION ON THE OTCBB IF WE FAIL TO TIMELY FILE OUR ANNUAL OR QUARTERLY REPORTS. IF OUR COMMON STOCK WAS NO LONGER ELIGIBLE FOR QUOTATION ON THE OTCBB, THE LIQUIDITY OF OUR STOCK MAY BE FURTHER ADVERSELY IMPACTED.

Under the rules of the Securities and Exchange Commission we are required to file our quarterly reports within 45 days from the end of the fiscal quarter and our annual report within 90 days from the end of our fiscal year. Under rules adopted by the Financial Industry Regulatory Authority (FINRA) in 2005 which is informally known as the “Three Strikes Rule”, a FINRA member is prohibited from quoting securities of an OTCBB issuer such as our company if the issuer either fails to timely file these reports or is otherwise delinquent in the filing requirements three times in the prior two year period or if the issuer’s common stock has been removed from quotation on the OTCBB twice in that two year period. We failed to file this annual report on a timely basis. If we were to fail to file two additional reports on a timely basis our stock would be removed from quotation on the OTCBB and would in all likelihood then be quoted on the Pink Sheets Electronic Quotation Service. Pink Sheets offers a quotation service to companies that are unable to list their securities on the OTCBB or an exchange. The requirements for listing on the Pink Sheets are considerably lower and less regulated than those of the OTCBB an exchange. If our common stock were to be quoted on the Pink Sheets, it is possible that even fewer brokers or dealers would be interested in making a market in our common stock which would further adversely impact its liquidity.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol IWEB. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2006
First quarter ended December 31, 2005	$1.05	$0.65
Second quarter ended March 31, 2006	$1.70	$0.70
Third quarter ended June 30, 2006	$1.20	$0.67
Fourth quarter ended September 30, 2006	$0.90	$0.37

Fiscal 2007
First quarter ended December 31, 2006	$0.75	$0.35
Second quarter ended March 31, 2007	$0.85	$0.51
Third quarter ended June 30, 2007	$0.90	$0.50
Fourth quarter ended September 30, 2007	$0.85	$0.53

As of December 5, 2007 the last sale price of our common shares as reported on the OTC Bulletin Board was $0.60 per share. As of December 5, 2007, there were approximately 361 record owners of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

On July 20, 2007, we issued 500,000 shares of our common stock valued at $265,000 in satisfaction of debt in the amount of $200,000. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act

On August 28, 2007 we sold 350,000 shares of common stock at a per share price of $0.50, valued at $175,000 to Harold Compton, a member of our Board of Directors. The acquiror was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. During the time which lapsed from the date Mr. Compton orally agreed to purchase the securities and the date the transaction closed the fair market value of our common stock rose from $0.50 per share to $0.67 per share. For accounting purposes, the difference of $59,500 between the fair market value on the date of sale and the sales price of the common stock was reflected as a reduction in our additional paid-in capital.

Small Business Issuer Purchases of Equity Securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

IceWEB, through our Solutions Group, is a reseller of computer network security products and services such as access control, wide area network optimization, content filtering, email security and intrusion detection. Our customers are primarily federal, state and local government entities. In addition we are a provider of Software-as-a-Service (“SaaS”) applications. Revenues from our Solutions Group represented approximately 98% of our total sales in fiscal 2007, with the balance attributable to our online products and services business.

Beginning in 2001, we began a series of strategic acquisitions and divestitures which have resulted in our current business and operations and impacted our financial statements for fiscal 2006 and 2007, including:

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

•

in October 2003, we acquired the software ownership rights and customers of Iplicity, Inc. of Virginia. Iplicity had developed a complete content management software platform based on open source architecture to run in any operating environment. In this transaction we acquired software licenses, source code, potential patents and trademarks,

•

in May 2004 we acquired substantially all of the assets of DevElements, Inc. of Virginia, a professional IT consultancy firm that designs, develops and implements web-based productivity solutions for the customers. In this transaction we acquired software licenses, source code, potential patents and trademarks, as well as some cash and tangible assets, and

•	in March 2006, the Company, through its wholly-owned subsidiary, IceWEB Online, Inc., completed the acquisition of substantially all of the assets and some liabilities of PatriotNet, Inc.

In August 2006, after multiple quarters of collapsing revenue and higher than anticipated losses in fiscal 2006, our Board of Directors and senior management implemented a strategy of re-focusing the Company on hosted software services and network security sales. The Company determined, through a detailed analysis of operations, that the PatriotNet and Integrated Power Solutions activities were not profitable or in line with the company’s core focus and competencies. In addition, the Company believes we can focus our limited sales and marketing budgets on the remaining core business activities to achieve more success.

•

On November 15, 2006, the Company acquired the assets of True North Federal Solutions Group for $350,000 of which $250,000 was paid in cash and $100,000 due upon future terms of the agreement. Under the terms of the agreement, IceWEB acquired the customer database, forecast, contract renewals, and GSA schedule of True North Federal. The revenue generated to IceWEB from this division since the acquisition, in November, has exceeded the revenue from the discontinued PatriotNet and IPS operations.

•

On December 1, 2006, we sold the assets of PatriotNet to Leros Technologies, a third party, for $150,000 in cash and the assumption of $60,000 in liabilities. On September 30, 2006 we recorded goodwill impairment of $180,000 related to this transaction. The PatriotNet services constituted 9.5% of revenue in fiscal 2006.

•

On December 1, 2006, we sold 100% of the capital stock of our wholly-owned subsidiary, Integrated Power Solutions, Inc. to John Younts, a related party, for the assumption of approximately $200,000 in liabilities. In fiscal 2006, revenues for Integrated Power Solutions accounted for approximately $400,000 or 7% of our total IceWEB revenues.

We generate revenues from sales of software services, application development, network integrated technology, and third party hardware sales. We believe that the key factors to our continued growth and profitability include the following:

•

Further marketing of IceMAIL, a packaged service that provides a network-hosted groupware, email, calendaring, and collaboration solution utilizing Microsoft Exchange, the most widely used enterprise system available. Customers are able to leverage the full capabilities of Microsoft Exchange 2007 and Outlook without the initial implementation and maintenance costs associated with such an advanced system.

•

Continued focus on developing strategic partnerships with key retail and small business solution providers such as Simply Wireless and Intelligent Office - all of which entered into sales and marketing agreements with IceWEB during fiscal 2007.

•	Continued growth in network security sales to existing Federal customers of the former True North Federal solutions.

•	Raising approximately $3 million of additional working capital through the sale of warrants to expand our marketing, research and development, and refined our debt.

•	Hiring additional qualified, technical employees, and

•	Improving our internal financial reporting systems and processes.

GOING CONCERN

We have a history of losses and have incurred net losses of approximately $13.7 million since inception through September 30, 2007. Our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended September 30, 2007 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our operating expenses and obligations as they become due or generate positive operating results.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2007 (“fiscal 2007”) AS COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2006 (“fiscal 2006”)

The following table provides an overview of certain key factors of our results of operations for fiscal year 2007 as compared to fiscal year 2006:

	Fiscal Year Ended September 30,		$	%
	2007	2006	Change	Change
Sales	$18,732,069	$4,768,993	$13,963,076	292.8%
Cost of sales	16,811,274	3,462,716	13,348,558	385.5%
Operating Expenses:
Marketing and selling	192,816	225,338	(32,522)	(14.4%)
Depreciation and amortization	351,400	219,024	132,376	60.4%
General and administrative	3,834,829	3,780,283	54,546	1.4%
Total operating expenses	4,379,045	4,445,445	(66,400)	(1.5%)
Loss from operations	(2,458,250)	(3,139,168)	680,918	(21.7%)
Total other income (expense)	(391,873)	(731,219)	339,346	(46.4%)
Net loss	$(2,850,123)	$(3,870,387)	$1,020,264	(26.4%)
Beneficial conversion feature-
Preferred Stock	—	(500,000)	500,000	(100.0%)
Net loss attributable to common Shareholders	$(2,850,123)	$(4,370,387)	$1,520,264	(34.8%)

Other Key Indicators:

	Fiscal 2007	Fiscal 2006	% Change
Cost of sales as a percentage of revenues	89.75%	72.61%	17.1%
Gross profit margin	10.25%	27.39%	(17.1%	)
General and administrative expenses as a percentage of revenues	20.47%	79.27%	(58.8%	)
Total operating expenses as a percentage of revenues	23.37%	93.22%	(69.8%	)

Sales

For fiscal 2007, we reported sales of $18,732,069 as compared to net revenues of $4,768,993 for fiscal 2006, an increase of $13,963,076 or approximately 293%. Of our total net revenues for fiscal 2007, approximately $16,921,721 is attributable to third party product sales by our IceWEB Solutions Group and approximately $186,625 is attributable to revenues from our online products and services. For fiscal 2006, approximately $2,240,167 of our net revenues were attributable to our IceWEB Solutions Group and approximately $25,605 were attributable to our online products and services.

The increase in fiscal 2007 net revenues from fiscal 2006 is primarily due to an increase in our third party product sales through our IceWEB Solutions Group, and the increased penetration and focus on our Federal government customers, which accounted for approximately 98% of our revenue.

With the acquisition of assets from True North Federal Solutions Group in November, 2006 and the increased focus on our internet based SaaS offerings, we have greatly improved revenues while controlling operational costs. We expect revenues to grow from additional online products as well as additional sales of third-party network security hardware/software.

Cost of Sales and Gross Profit

Our cost of sales consists primarily of products purchased for resale by our IceWEB Solutions Group. For fiscal 2007, cost of sales was $16,811,274, or approximately 89.75% of revenues, as compared to $3,462,716, or approximately 72.6% of revenues, for fiscal 2006. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for fiscal 2007 as compared to fiscal 2006 was the result of an increase in fiscal 2007 in overall sales attributable to our Solutions Group which are lower margin revenues.

Total Operating Expenses

Our total operating expenses decreased approximately 1.5% to $4,379,045 for fiscal 2007 as compared to $4,445,445 for fiscal 2006. This decrease includes:

Marketing and Selling. For the year ended September 30, 2007, marketing and selling costs were $192,816 as compared to $225,338 for the year ended September 30, 2006, a decrease of $32,522 or approximately 14.4%. This decrease was primarily due to the cancellation of the marketing agreement with CompUSA, which resulted in a reduction of our marketing expense of $153,082, offset by increases in online web marketing, advertising and print advertising during fiscal 2007 of $120,560. We anticipate that our marketing and selling expenses will increase in fiscal 2008 as we execute on our plan to seek to add subscribers to our hosted exchange recurring revenue business.

Depreciation and amortization expense. For fiscal 2007, depreciation and amortization expense amounted to $351,400 as compared to $219,024 for fiscal 2006, an increase of $132,376 or 60.4%. Depreciation expense is provided by use of the straight-line method over the estimated useful lives of the assets. For fiscal 2007, depreciation expense was $247,226 as compared to $199,022 for fiscal 2006. The increase in depreciation was attributable to the acquisition in November 2006 of fixed assets associated with the True North Solutions Group.

Amortization expense is related to the customer relationships and software library which are intangible assets that we generated through our acquisitions of DevElements, Inc. and Iplicity, Inc. It also includes the amortization of the value of the GSA schedule which was acquired as part of the True North Solutions Group acquisition. The GSA schedule is being amortized on a straight-line basis over three years. For fiscal 2007, amortization expense was $104,174 as compared to $20,000 for fiscal 2006. The increase in amortization expense of $84,174 is due to the amortization of the GSA schedule.

General and administrative expense. For fiscal 2007, general and administrative expenses were $3,834,829 as compared to $3,780,283 for fiscal 2006, an increase of $54,546 or approximately 1.4%. For each of fiscal 2007 and 2006, general and administrative expenses consisted of the following:

	2007	2006
Salaries/benefits	$2,561,932	$2,392,255
Occupancy	219,015	250,169
Professional fees	195,491	58,735
Other	256,098	497,897
Consulting	172,041	208,590
Investor Relations	161,505	91,166
Travel/Entertainment	105,097	34,235
Internet/Phone	75,150	75,780
Leased Equipment	48,547	50,823
Insurance	23,607	110,942
Licenses	16,346	9,691
	$3,834,829	$3,780,283

The principal changes in fiscal 2007 as compared to fiscal 2006 include:

•

For fiscal 2007, salaries and related taxes and benefits increased $169,677 or 7.0% from fiscal 2006. The increase was primarily attributable to an increase in the granting of stock options in fiscal 2007 to members of the board of directors, executive officers, and employees which was valued using FASB 123R and resulted in stock-based compensation of $650,555 versus the same expense in the prior year of $429,913.

•	For fiscal 2007, occupancy expense decreased $31,154 or 12.45% from fiscal 2006.

•

For fiscal 2007, professional fees increased $136,756 or approximately 232.8% from fiscal 2006. The increase was primarily attributable to an increase in legal fees incurred to settle lawsuits against the Company.

•

For fiscal 2007, other expense decreased $241,799, or approximately 48.6% from fiscal 2006. The decrease is primarily due to lower bad debt expense of $78,277, a one-time write off in fiscal 2006 of a subscription receivable of 143,477 due from a related party, lower equipment rental expense of $17,783, and lower storage space rental of $41,480.

•

For fiscal 2007, consulting expense decreased of $36,549 or approximately 17.5% from fiscal 2006. The decrease was primarily due to lower consulting fees in fiscal 2007 from fiscal 2006 associated with the reduction in fiscal 2007 as compared to fiscal 2006 in the Company’s acquisition activity.

•

For fiscal 2007, investor relations expense increased $70,339 or approximately 77.1% from fiscal 2006. The increase was attributable to an increase in general investor relations activity as we seek to build awareness of our company with financial professionals and individual investors.

•

For fiscal 2007, travel and entertainment expense increased $70,862 or approximately 207%. The increase was attributable to an increase in general business, sales, and travel-related investor relations activity.

•	For fiscal 2007, insurance expense decreased $87,335 or approximately 78.7%.from fiscal 2006. The decrease was attributable to lower premiums paid for general business and D&O insurance.

Impairment of goodwill. In connection with the sale of our PatriotNet subsidiary subsequent to September 30, 2006, we determined that goodwill of $180,000 attributable to the acquisition of PatriotNet was impaired. Additionally, in fiscal 2006, we recorded an impairment of goodwill of related to prior acquisitions of $40,800. We did not have comparable expenses in fiscal 2007.

LOSS FROM OPERATIONS

We reported a loss from operations of $2,458,250 for fiscal 2007 as compared to a loss from operations of $3,139,168 for fiscal 2006, a decrease of $680,918 or approximately 21.7%. This decrease is primarily the result of increased net revenues in the fiscal 2007 period which was offset by decreased gross margins in fiscal 2007 as compared to fiscal 2006.

TOTAL OTHER INCOME (EXPENSES)

Gain (loss) from sale of assets. During fiscal 2007 we recorded a gain of $153,319 on the sale of our Integrated Power Solutions and The Seven Corporation subsidiaries. We did not have comparable transactions in fiscal 2006.

Interest Expense. For fiscal 2007, interest expense decreased $180,026 or approximately 25%. The decrease in interest expense is attributable to the conversion in June 2007 of a $150,000 principal amount note payable together with accrued interest into equity which was offset by an increase of $140,000 of deferred financing costs associated with that note in fiscal 2007 as compared to fiscal 2006.

NET LOSS

Our net loss was $2,850,123 for fiscal 2007 compared to $3,870,387 for fiscal 2006, a decrease of $1,020,264 or approximately 26.4%.

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

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS

We reported a net loss attributable to common stockholders of $2,850,123 for fiscal 2007 as compared to a net loss attributable to common stockholders of $4,370,387 in fiscal 2006. This translates to an overall per-share loss available to stockholders of $.27 for fiscal 2007 compared to per-share loss of $.67 for fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2007 and September 30, 2006:

	September 30,		$	%
	2007	2006	Change	Change
Working Capital	$(1,989,423)	$(1,625,966)	$(363,457)	22.4%

Cash	1,092,470	432,885	659,585	152.4%
Accounts receivable, net	5,115,428	1,264,065	3,851,363	304.7%
Total current assets	6,235,616	1,706,621	4,528,995	265.4%
Property and equipment, net	344,728	424,559	(79,831)	(18.8%	)
Goodwill	0	211,600	(211,600)	(100.0%	)
Intangibles, net	211,305	40,000	171,305	428.3%
Deferred financing cost	0	159,999	(159,999)	(100.0%	)

Total assets	$6,853,702	$2,595,875	$4,257,827	164.0%

Accounts payable and accrued liabilities	5,805,256	1,572,933	4,232,323	269.1%
Notes payable-current	2,293,560	1,080,097	1,213,463	112.3%
Note payable-related party	115,767	378,099	(262,332)	(69.4%	)
Accrued interest payable	—	254,178	(254,178)	(100.0%	)
Advances from related party	—	8,123	(8,123)	(100.0%	)
Deferred revenue	10,456	39,156	(28,700)	(73.3%	)
Total current liabilities	8,225,039	3,332,587	4,892,452	146.8%
Notes payable-long term	98,716	332,969	(234,253)	(70.4%	)
Total liabilities	8,323,755	3,665,556	4,658,199	127.1%
Accumulated deficit	(13,721,164)	(10,871,041)	(2,850,123)	26.2%
Stockholders’ deficit	$(1,470,053)	$(1,070,680)	$(399,373)	37.3%

At September 30, 2007, we had a working capital deficit of $ (1,989,422) compared to a working capital deficit of $(1,625,966) at September 30, 2006, an increase of $363,457. The increase is primarily attributable to increases in accounts payable and accrued expenses ($4,232,323) and notes payable ($1,213,463) which were offset by increases in cash $659,585 and accounts receivable $3,851,363.

Net cash used in operating activities was $1,245,512 for fiscal 2007 as compared to net cash used in operating activities of $1,009,521 for fiscal 2006, an increase of $235,992. For fiscal 2007, our cash used in operations of $1,245,512 consisted of a net loss of $2,850,123, offset by non-cash items totaling $1,149,544 including items such as depreciation and amortization of $351,400, stock based compensation of $697,005 the amortization of deferred compensation of $150,666, and other non-cash items of $79,000. Additionally, during fiscal 2007 we had an increase in operating liabilities and an increase in operating assets which offset our net loss. This change in operating assets and liabilities primarily consisted of an increase in accounts receivable of $3,946,058 attributable to an increase in fourth quarter sales, offset by an increase in accounts payable and accrued expenses of $4,559,078 attributable to the increase in fourth quarter 2007 sales.

For fiscal 2006, our cash used in operations of $1,009,521 consisted of a net loss of $3,870,387 offset by non-cash items totaling $1,804,323 and including items such as depreciation and amortization of $227,547, interest expense recorded from stock issued for notes payable of $351,805, the impairment of goodwill of $220,800, stock-based compensation of $734,864 and other non-cash items of $269,307. Additionally, in fiscal 2006 we had an increase in operating liabilities and a decrease in operating assets which offset our net loss. This change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $299,819 attributable to a decrease in sales, an increase in accounts payable and accrued expenses of $532,925, and an increase in accrued interest payable of $254,178.

Net cash used in investing activities for fiscal 2007 was $130,873 as compared to net cash used in investing activities of $539,317 for fiscal 2006. During fiscal 2007, we acquired certain assets and in connection therewith used cash of $247,000. Additionally, we used cash of $21,873 for property and equipment purchases. In fiscal 2006, we purchased equipment and software amounting to $354,070 and acquired a company in connection therewith used cash of $185,247.

Net cash provided by financing activities for fiscal 2007 was $2,035,975 as compared to $1,424,548 for fiscal 2006, an increase of $611,427. The primary reason for the increase was an increase of $550,358 in net proceeds from the sale of equity securities and exercise of warrants and options during fiscal 2007 as compared to fiscal 2006, as well as proceeds from the sales of stock of $175,000 in fiscal 2007. We had no similar stock sale transaction in fiscal 2006.

At September 30, 2007 we had an accumulated deficit of $13,721,164 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2007 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. In spite of our increased revenues, there is no assurance that we will be able to maintain or increase our revenues in fiscal 2008 or that we will report net income in any future periods.

We do not have any working capital commitments nor do we not presently have any external sources of working capital. Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At September 30, 2007 we had cash on hand of $1,092,470. In addition to cash to fund our operating losses, research and development, marketing and general growth, we will need cash to satisfy certain obligations. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $1.8 million. We agreed to pay Sand Hill Finance, LLC an annual commitment fee of $10,000 and a monthly finance fee of 2% of the average daily balance under the line. We granted Sand Hill Finance, LLC a blanket security interest in our assets and agreed to refrain from certain actions while the line is outstanding. As of September 30, 2007, we had $0 available under this line of credit. Also, in July 2006, we entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. At September 30, 2007, amount due under this equipment financing arrangement amounted to $185,045. In addition, in connection with our annual report for our fiscal year ending September 30, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. We are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002.

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

As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. In March 2005 we sold shares of our Series A Convertible Preferred Stock and in December 2005 we sold shares of our Series B Convertible Preferred Stock to the same purchaser. The designations of these shares included a restriction that so long as the shares are outstanding, we cannot sell or issue any common stock, rights to subscribe for shares of common stock or securities which are convertible or exercisable into shares of common stock at an effective purchase price of less than the then conversion value which is presently $0.60 per share for the Series A Convertible Preferred Stock and $0.2727 for the Series B Convertible Preferred Stock. Under the terms of the Series B Convertible Preferred Stock transaction, we also agreed not to issue any convertible debt or preferred stock. The terms of our sales of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock to Barron

Partners contain restrictions on the types of financing transactions we can enter into while those securities are outstanding which may adversely affect our ability to raise capital in equity or debt transactions. In addition, under the terms of the financing agreement with Sand Hill Finance, LLC we agreed not to incur any additional indebtedness other than trade credit in the ordinary course of business. These covenants may also limit our ability to raise capital in future periods. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to fund our working capital needs will suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues and maintain profitable operations in the future. If we are unable to secure the necessary additional working capital as needed, we may be forced to curtail some or all of our operations.

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

Use of Estimates - Management’s Discussion and Analysis or Plan of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable, the carrying value of property and equipment and long-lived assets, and the value of stock-option based compensation. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for de-recognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 on its Condensed Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 159 on its Condensed Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for years ending after November 15, 2006, and the impact of adoption had no effect on the Company’s consolidated financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

IceWEB, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IceWEB, Inc.

We have audited the accompanying consolidated balance sheet of IceWEB, Inc. and Subsidiaries as of September 30, 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended September 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IceWEB, Inc. and Subsidiaries, as of September 30, 2007 and the consolidated results of their operations and their cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses of $2,850,123 and $3,870,387 respectively, for the years ended September 30, 2007 and 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Certified Public Accountants

Boca Raton, Florida

December 17, 2007

IceWEB, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

September 30, 2007

CURRENT ASSETS:
Cash	$1,092,470
Accounts receivable, net of allowance for doubtful accounts of $9,000	5,115,428
Prepaid expenses	27,718
6,235,616

OTHER ASSETS:
Property and equipment, net	344,728
Deposits	53,956
Inventory	8,097
Intangible assets, net of accumulated amortization of $164,174	211,305
Total Assets	$6,853,702

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,805,256
Notes payable	2,293,560
Notes payable - related party	115,767
Deferred revenue	10,456
8,225,039

Long-Term Liabilities
Notes Payable	98,716

Total Liabilities	8,323,755

Stockholders’ Deficit
Preferred stock ($.001 par value; 10,000,000 shares authorized) Series A convertible preferred stock ($.001 par value; 456,667 shares issued and outstanding)	457
Series B convertible preferred stock ($.001 par value; 1,833,334 shares issued and outstanding)	1,833
Common stock ($.001 par value; 1,000,000,000 shares authorized; 13,202,815 shares issued and 13,040,315 shares outstanding)	13,042
Additional paid in capital	12,248,779
Accumulated deficit	(13,721,164)
Treasury stock, at cost, (162,500 shares)	(13,000)

Total stockholders’ deficit	(1,470,053)

Total Liabilities and stockholders deficit	$6,853,702

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2007	2006

Sales	$18,732,069	$4,768,993

Cost of sales	16,811,274	3,462,716

Gross profit	1,920,795	1,306,277

Operating expenses:
Marketing and selling	192,816	225,338
Depreciation and amortization expense	351,400	219,024
General and administrative	3,834,829	3,780,283
Impairment of Goodwill	—	220,800
Total operating expenses	4,379,045	4,445,445

Loss from operations	(2,458,250)	(3,139,168)

Other income (expenses):
Gain/(loss) from sale of assets	153,319	(10,802)
Interest income	3,402	8,203
Interest expense	(548,594)	(728,620)

Total other income (expenses):	(391,873)	(731,219)

Net loss	$(2,850,123)	$(3,870,387)

Beneficial conversion feature - preferred stock	—	(500,000)

Loss available to shareholders	$(2,850,123)	$(4,370,387)

Basic and diluted loss per common share	$(0.27)	$(0.67)

Weighted average common shares outstanding basic and diluted	10,393,830	6,499,979

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended September 30, 2007 and 2006

								Additional
	Series A Pref Stock		Series B Pref Stock		Common Stock		Subscription	Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Share	Amount	Total
Balance at September 30, 2005	1,666,667	$1,667	—	$—	6,492,287	$6,494	$(143,477)	$7,318,829	$(6,500,654)	(162,500)	$(13,000)	$813,336

Preferred stock issued for cash, net	—	—	1,833,334	1,833	—	—	—	349,618	—	—	—	351,451

Preferred A stock dividend	—	—	—	—	—	—	—	500,000	(500,000)	—	—	—

Conversion of series A preferred to common stock	(410,000)	(410)	—	—	410,000	410	—	—	—	—	—	—

Cancellation of common shares	—	—	—	—	(31,875)	(32)	—	32	—	—	—	—

Common stock issued in connection with acquisition	—	—	—	—	100,000	100	—	99,900	—	—	—	100,000

Common stock issued for exercise of warrants	—	—	—	—	500,000	500	—	399,500	—	—	—	400,000

Common stock issued for services	—	—	—	—	663,877	664	—	195,872	—	—	—	196,536

Common stock issued in connection with notes payable	—	—	—	—	676,120	676	—	351,129	—	—	—	351,805

Common stock issued for exercise of options	—	—	—	—	47,500	47	—	31,953	—	—	—	32,000

Write off of subscription receivable	—	—	—	—	—	—	143,477	—	—	—	—	—

Grant of stock options to employees	—	—	—	—	—	—	—	429,913	—	—	—	429,913

Grant of warrants in connection with note payable	—	—	—	—	—	—	—	16,250	—	—	—	16,250

Amortization of deferred compensation	—	—	—	—	—	—	—	108,415	—	—	—	108,415

Net loss for the year	—	—	—	—	—	—	—	—	(3,870,387)	—	—	(3,870,387)

Balance at September 30, 2006	1,256,667	1,257	1,833,334	1,833	8,857,909	8,859	—	9,801,411	(10,871,041)	(162,500)	(13,000)	(1,070,681)

Amortization of deferred compensation	—	—	—	—	—	—	—	347,585	—	—	—	347,585

Cancellation of marketing agreement	—	—	—	—	(350,000)	(350)	—	(349,650)	—	—	—	(350,000)

Issuance of common stock for cash	—	—	—	—	350,000	350	—	174,650	—	—	—	175,000

Common stock issued for exercise of options	—	—	—	—	967,800	968	—	490,390	—	—	—	491,358

Common stock issued for exercise of warrants	—	—	—	—	1,350,000	1,350	—	489,650	—	—	—	491,000

Common stock issued in connection with notes payable	—	—	—	—	339,606	340	—	169,463	—	—	—	169,803

Conversion of series A preferred to common stock	(800,000)	(800)	—	—	800,000	800	—	—	—	—	—	—

Common stock issued for services	—	—	—	—	25,000	25	—	15,475	—	—	—	15,500

Grant of stock options to employees	—	—	—	—	—	—	—	650,555	—	—	—	650,555

Issuance of common stock in exchange for extinguishment of debt	—	—	—	—	700,000	700	—	428,300	—	—	—	429,000

Issuance of warrants	—	—	—	—	—	—	—	30,950	—	—	—	30,950

Net loss for the year	—	—	—	—	—	—	—	—	(2,850,123)	—	—	(2,850,123)

Balance at September 30, 2007	456,667	$457	1,833,334	$1,833	13,040,315	$13,042	$—	$12,248,779	$(13,721,164)	(162,500)	$(13,000)	$(1,470,053)

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2007	2006

Net loss	$(2,850,123)	$(3,870,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351,400	227,547
Share-based compensation	697,005	734,864
Gain on conversion of note payable to equity	(17,875)	—
Amortization of deferred compensation	150,666	—
Interest expense from stock issued for note payable	96,875	351,805
Impairment of goodwill	—	220,800
Interest expense from grant of stock warrants	—	16,250
Write off of subscription receivable	—	143,477
Loss of disposal of property	—	10,801
Gain on sales of net assets	(153,319)	—
Cancellation of marketing agreement	(153,082)	—
Amortization of deferred finance costs	159,999	20,001
Bad debt	—	78,778
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,946,058)	299,819
Prepaid expense	(18,048)	53,878
Advances	—	(3,900)
Inventory	(8,096)	—
Deposits	(860)	(36,926)
Increase (decrease) in:
Accounts payable and accrued liabilities	4,559,079	532,925
Accrued interest payable	(84,375)	254,178
Deferred revenue	(28,700)	(43,431)

NET CASH USED IN OPERATING ACTIVITIES	(1,245,512)	(1,009,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,873)	(354,070)
Net cash received from sale of net assets	138,000	—
Cash used in acquisitions, net	(247,000)	(185,247)

NET CASH USED IN INVESTING ACTIVITIES	(130,873)	(539,317)

(continued)

F-6A

IceWEB, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Year Ended September 30,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	(77,251)	(24,164)
Proceeds from equipment financing transaction	—	300,000
Proceeds from notes payable - related party	(23,039)	335,222
Repayment of notes payable - related party	(235,791)	(222,748)
Net proceeds from related party advances	11,737	—
Payments to related parties	—	(77,878)
Payment of placement fees and expenses	—	(57,385)
Proceeds from notes payable	2,247,477	739,501
Payments on notes payable	(1,044,521)	—
Proceeds from common stock issued for cash	175,000	—
Proceeds from exercise of common stock options	491,358	32,000
Proceeds from exercise of common stock warrants	491,000	400,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,035,970	1,424,548

NET INCREASE/(DECREASE) IN CASH	659,585	(124,290)

CASH - beginning of period	432,885	557,175

CASH - end of period	$1,092,470	$432,885

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$376,095	$122,636
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$616,678	$—
Warrant granted for debt discount and debt issuance costs	$—	$208,004
Preferred stock issued for liability	$—	$408,836
Common stock issued in connection with acquisition	$—	$100,000

Acquisition details:
Fair value of assets acquired	$430,000	$71,570
Goodwill	$—	$390,000
Deferred revenue	$—	$78,312
Liabilities assumed	$—	$98,611
Common stock issued in connection with acquisition	$—	$100,000

See accompanying notes to consolidated financial statements

F-6B

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to 2007 amounts. The reclassifications had no impact on previously reported results of operations or shareholders’ deficit.

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2007 and 2006 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. In addition and as discussed further in Note 6, the Company is not in compliance with debt covenants under its Financing Agreements with Sand Hills Finance LLC. For the year ended September 30, 2007, the Company incurred a net loss of $2,850,123 and used cash in operations of $1,227,637. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company’s products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, the valuation of stock-based compensation, and the useful life of property and equipment.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of September 30, 2007. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $78,778 for the years ended September 30, 2007 and 2006, respectively.

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

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

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

Earnings per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At September 30, 2007, there were options and warrants to purchase 11,017,219 shares of common stock and 2,290,000 shares issuable upon conversion of Series A and B preferred stock which could potentially dilute future earnings per share.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for de-recognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 159 on its Condensed Consolidated Financial Statements.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for years ending after November 15, 2006, and the impact of adoption had no effect on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consisted of the following:

	Estimated Life
Office equipment	5 years	$322,360
Computer software	3 years	694,139
Furniture and fixtures	5 years	30,133
Leasehold improvements	3 years	4,554
		1,051,186

Less: accumulated depreciation		(706,458)

		$344,728

Depreciation expense for the years ended September 30, 2007 and 2006 was $247,225 and $199,022 respectively.

NOTE 4 - INTANGIBLE ASSETS

At September 30, 2007, intangible assets consist of the following:

Acquired software library	$100,000
GSA Schedule	275,479
375,479
Less: accumulated amortization	(164,174)

$211,305

Amortization expense amounted to $104,174 and $20,000 for the years ended September 30, 2007 and 2006, respectively.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

Amortization expense subsequent to the year ended September 30, 2007 is as follows:

Years ending September 30:
2008	$111,826
2009	91,826
2010	7,653

$211,305

NOTE 5 - RELATED PARTY TRANSACTIONS

Note Payable - Related Party

During the year ended 2007, a company that the Company’s chief executive officer is a shareholder in lent funds to the Company for working capital purposes. As consideration for providing the funding, the Company agreed to issue 1.54 shares of common stock for each dollar lent under the loan. During the year ended September 30, 2007, the Company borrowed approximately $30,000 under this loan agreement and repaid approximately $308,080. At September 30, 2007, the Company owed this related party $115,767. Additionally, at September 30, 2006 the related party was due 339,606 common shares under the loan agreement. The Company valued these common shares at the fair market value on the dates of grant of $.50 per share or $169,803 based on the trading price of common shares. In March, 2007 the Company issued 339,606 common shares as payment of the accrued interest payable.

Note Payable - Related Party - Long-term

In June, 2007 the Company issued 200,000 shares as payment in full of a promissory note payable of $150,000 and accrued interest of $96,875 due to a stockholder of the Company. The remaining balance owed on this note at September 30, 2007 is $0.

In May 2005, the Company issued to this stockholder 125,000 shares of common stock as consideration for the extension of the maturity date of the note by 10 years to September 30, 2014 which had been orally agreed to in fiscal 2004. The shares were valued at $200,000, the fair value at the date of issuance. The cost associated with these shares was accounted for as deferred finance charge, and was being amortized over the life of the deferral period. For the years ended September 30, 2007 and 2006, amortization of deferred financing costs amounted to $159,999 and $20,000, respectively, and is included in interest expense on the accompanying consolidated statements of operation.

Advances from Related Party

The Company’s Chief Executive Officer provides advances to the Company from time-to-time for operating expenses. These advances are short-term in nature and are non-interest bearing. At September 30, 2007, amounts due to this related party amounted to $0.

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At September 30, 2007, the principal amount due under the Financing Agreement amounted to $2,202,356. This amount is included in the notes payable balance of $2,293,560 on the balance sheet at September 30, 2007.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

Interest is payable at a rate of 2% per month on the average balance outstanding during the year, equal to an annual interest of approximately 24% per year. The Company also agreed to pay an upfront commitment fee of 1% of the credit line upon signing the Financing Agreement, half of which was due and paid upon signing (amounting to $9,000) and half of which is due on the first anniversary of the Financing Agreement. In addition, the Company is obligated to pay a commitment fee of 1% of the credit limit annually, such amounts are payable on the anniversary of the agreement.

In connection with the Financing Agreement, the Company issued Sand Hill Finance, LLC, a seven-year common stock purchase warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of the Company’s common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and reclassifications. The fair value of the warrant of $16,250 has been recorded as an addition to paid-in capital and interest expense during the year ended September 30, 2006.

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

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

NOTE 7 - EQUIPMENT FINANCING PAYABLE

On July 6, 2006, the Company entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. The Company received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, the Company entered into an agreement to lease the equipment back from the third party for 36 monthly rent payments of $10,398 until August 2009. The Company is accounting for this equipment financing arrangement as a capital lease. In connection with the agreement, the Company made an initial security deposit of $30,000 and is included in deposits in the balance sheet at September 30, 2007. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, the Company did not record any gain or loss. Imputed interest on this financing is 20% per annum. At September 30, 2007, amount due under this equipment financing arrangement amounted to $185,045.

NOTE 8 - COMMITMENTS

The Company leases office space in Herndon, Virginia under a three-year operating lease that expires on December 8, 2008. The office lease agreement has certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment an office copy and fax machine. Future minimum rental payments required under these operating leases are as follows:

Years ending September 30:
2008	$338,318
2009	77,356

$415,674

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” “SFAS 109”. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of September 30, 2007 the Company had unused net operating loss carry forwards of approximately $9,600,000 available to reduce its future federal taxable income. Net operating loss carryforwards expire between 2021 and 2026. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

Deferred Tax Asset:
Tax benefit of net operating loss carry forward	$3,610,000
Amortization of intangibles	24,000
3,634,000

Less: valuation allowance	(3,634,000)

Total deferred tax asset	$—

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for fiscal 2007 and 2006. The effective tax rate is 34% Federal and 6% Virginia State reduced by 2.4% Federal tax benefit:

	2007	2006
Computed “expected” tax benefit	(34.0)%	(34.0)%
State income taxes	(3.6)%	(3.6)%
Other permanent differences	11.6%	9.5%
Change in valuation allowance	26.0%	28.1%

Effective tax rate	0.0%	0.0%

The valuation allowance at September 30, 2007 was $3,634,000. The increase during fiscal 2007 was approximately $712,000.

NOTE 10 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2007 the Company had approximately $927,689 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Major Customers

Sales to twelve customers represented approximately 50% of total sales for the year ended September 30, 2007. As of September 30, 2007 approximately 45% of the Company’s accounts receivable was due from these twelve customers. Sales to two customers represented approximately 43% in 2006.

NOTE 11 - STOCKHOLDERS’ DEFICIT

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

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

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

On March 30, 2005, the Company entered into a Preferred Stock Purchase Agreement and related agreements with Barron Partners LP. Under the terms of this agreement, the Company sold Barron Partners LP, an accredited investor, 1,666,667 shares of our Series A Convertible Preferred Stock and issued the purchaser the Common Stock Purchase Warrants “A”, “B” and “C” to purchase an aggregate of 4,500,000 shares of our common stock at exercise prices ranging from $2.00 to $9.60 per share for an aggregate purchase price of $1,000,000. The Company received net proceeds of $900,000 after payment of expenses of $35,000 and a finder’s fee to Liberty Company LLC of $65,000. The Company also issued Liberty Company LLC, a broker-dealer, a Common Stock Purchase Warrant “A” exercisable into 175,000 shares of our common stock with an exercise price of $0.70 per share as additional compensation for its services. The Company used these proceeds for general working capital and acquisitions. The transaction was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

During fiscal 2007, Series A Preferred stockholders’ converted 800,000 share of Series A Preferred Stock into 800,000 shares of common stock.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

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

The Preferred Stock Purchase Agreement provides:

•

The Company was required to appoint or elect four additional directors, of whom three directors are required to be independent. In addition, the audit and compensation committees of its Board of Directors are to be comprised solely of independent directors. If at any time after the closing its Board of Directors is not comprised of a majority of qualified independent directors, these independent directors do not make up a majority of the members of the audit and compensation committees of the Board of Directors the Company is required to pay Barron Partners LP liquidated damages of 24% of the purchase price per annum, payable monthly,

•

Messrs. John R. Signorello and James Bond, executive officers of the Company at the time, agreed to exchange indebtedness in the principal amount of $325,000, of which approximately $170,000 principal amount was then outstanding, into an aggregate of 541,667 shares of the Company’s common stock,

•

For a period of three years the Company agreed not to issue any preferred stock, convertible debt or other equity instruments containing reset features. In addition, while the securities issued in the transaction are outstanding, the Company is prohibited from entering into any financing involving a variable rate feature,

•

Barron Partners LP was given the right of first refusal to participate in any funding transaction by the Company on a pro rata basis at 94% of the offering price or funding amount received in the transaction,

•

If the Company sells notes, shares of its common stock or shares of any class of preferred stock within 24 months from the closing of the offering at an effective price per share of common stock less than the conversion price of the Series A Convertible Preferred Stock then in effect the Company is required to reduce the conversion price of the Series A Convertible Preferred Stock to this lower price,

•

Mr. Signorello agreed not to sell any shares of the Company’s common stock in excess of 1% of its outstanding shares per quarter or at a price less than $1.50 per share during the two-year period following the closing date. In addition, the remaining officers and directors of our company cannot sell any shares of common stock owned by them for the two year period following the closing date,

•

that for a period of three years all employment and consulting agreements must have the unanimous consent of the compensation committee of its Board, and any awards other than salary are usual and appropriate for other officers, directors, employees or consultants holding similar positions in similar publicly held-companies,

•

For a period of three years from the closing date the Company agreed not to enter into any new borrowings of more than twice the sum of its EBITDA (earnings before income taxes, depreciation and amortization) from recurring operations over the past four quarters, other than short-term borrowings to purchase products to be resold by us.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

Warrants Issued In the Series A Convertible Preferred Stock Transaction

In connection with the sale of shares of our Series A Convertible Preferred Stock in March 2005, we issued the purchaser the following five-year common stock purchase warrants:

•	Common Stock Purchase Warrants “A” to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $2.00 per share,

•	Common Stock Purchase Warrants “B” to purchase an aggregate of 1,250,000 shares of our common stock at an exercise price of $4.80 per share, and

•	Common Stock Purchase Warrants “C” to purchase an aggregate of 1,250,000 shares of our common stock at an exercise price of $9.60 per share.

We also issued Liberty Company LLC, a broker dealer which served as finder for us in the transaction, a Common Stock Purchase Warrant “A” to purchase 175,000 shares of our common stock at an exercise price of $0.70 per share. Other than the exercise price, all other terms of the warrant issued to Liberty Company LLC are identical to the Common Stock Purchase Warrant “A” issued to the purchaser.

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

B) Series B Convertible Preferred Stock

The designations, rights and preferences of the Series B Convertible Preferred Stock provide:

•

no dividends are payable on the Series B Convertible Preferred Stock. So long as these shares are outstanding, the Company cannot pay dividends on our common stock nor can it redeem any shares of its common stock, the shares of Series B Convertible Preferred Stock do not have any voting rights, except as may be provided under Delaware law,

•

so long as the shares are outstanding, the Company cannot change the designations of the Series B Convertible Preferred Stock, create a class of securities that in the instance of payment of dividends or distribution of assets upon our liquidation ranks senior to or pari passu with the Series B Convertible Preferred Stock or increase the number of authorized shares of Series B Convertible Preferred Stock, the shares carry a liquidation preference of $0.2727 per share,

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

•

each share of Series B Convertible Preferred Stock is convertible at the option of the holder into one share of the Company’s common stock based upon an initial conversion value of $0.2727 per share. The conversation ratio is subject to adjustment in the event of stock dividends, stock splits or reclassification of the Company’s common stock. The conversion ratio is also subject to adjustment in the event the Company should sell any shares of its common stock or securities convertible into common stock at an effective price less than the conversion ratio then in effect, in which case the conversion ratio would be reduced to the lesser price. No conversion of the Series B Convertible Preferred Stock may occur if a conversion would result in the holder, Barron Partners LP, and any of its affiliates beneficially owning more than 4.9% of our outstanding common shares following such conversion,

•

so long as the Series B Convertible Preferred Stock is outstanding, the Company has agreed not to issue any rights, options or warrants to holders of its common stock entitling the holders to purchase shares of its common stock at less than the conversion ratio without the consent of the holders of a majority of the outstanding shares of Series B Convertible Preferred Stock. If the Company should elect to undertake such an issuance and the Series B holders consent, the conversion ratio would be reduced. Further, if the Company should make a distribution of any evidence of indebtedness or assets or rights or warrants to subscribe for any security to our common stockholders, the conversion value would be readjusted,

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

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

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

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

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

Fiscal 2006 Transactions

During fiscal 2006, Series A preferred stockholders’ converted 410,000 shares of Series A Preferred Stock into 410,000 shares of common stock.

In March 2006, the Company cancelled 31,875 common shares.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

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

During fiscal 2006, the Company issued 213,877 shares of common stock to employees in exchange for services provided. The Company valued these common shares at the fair market value on the date of grant at per share prices ranging from $.88 to $1.15 or $196,536. In connection with issuance of these shares, for the year ended September 30, 2006, the Company recorded stock-based compensation expense of $196,536

Fiscal 2007 Transactions

During fiscal 2007, Series A preferred stockholders’ converted 800,000 shares of Series A Preferred Stock into 800,000 shares of common stock.

On March 9, 2007, we issued 339,606 shares of our common stock in satisfaction of accrued interest in the amount of $169,803, the fair market value on that day related to a promissory note. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On June 5, 2007 we issued 25,000 shares of common stock valued at $15,500, the fair market value on that day to Harold Compton, a member of our Board of Directors, as additional compensation for his having the role as lead director. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

On June 29, 2007, we issued 200,000 shares of our common stock in satisfaction of a promissory note in the amount of $150,000, plus accrued interest of $96,875. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act. The fair market value of the shares on the date of the transaction was $114,000, and this transaction resulted in a gain on the extinguishment of debt of $132,875, which is included in general and administrative expense in the statement of operations.

On July 5, 2007, we issued 500,000 shares of our common stock in satisfaction a debt in the amount of $200,000. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act. The fair market value of the shares on the date of the transaction was $335,000, and this transaction resulted in a loss on the extinguishment of debt of $115,000, which is included in general and administrative expense in the statement of operations.

On August 28, 2007 we sold 350,000 shares of common stock at a per share price of $0.50, valued at $175,000 to Harold Compton, a member of our Board of Directors. The acquirer was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In fiscal 2007, in connection with the exercise of 1,167,800 stock options, the Company issued 1,167,800 shares of common stock for cash proceeds of $491,358.

During fiscal 2007, in connection with the exercise of 1,200,000 stock warrants, the Company issued 1,200,000 shares of common stock for cash proceeds of $491,000.

Common Stock Warrants

In February 2006, the Company reduced the exercise price of common stock purchase warrants to purchase 4,500,000 shares of common stock, all of which are held by Barron Partners LP, to $1.00 per share through December 31, 2006. On March 17, 2006, the Company further reduced the exercise price of 500,000 warrants to purchase 500,000 shares of common stock to $.80 during the period from March 17, 2006 through March 31, 2006. On October 20, 2006, the Company further reduced the exercise price of warrants to purchase 1,000,000 shares of common stock to $.35 during the period from October 17, 2006 through November 10, 2006. To the extent that those warrants were not exercised by 5:30 PM Eastern time, on November 10, 2006, the exercise price of those warrants reverted to $1.00 per share through December 31, 2006 and at that time the warrants reverted back to the original exercise price.

On February 24, 2007 the Company agreed to amend the common stock purchase warrant agreements to purchase 4,500,000 shares of common stock, all of which were held by Barron Partners LP, to $1.00 per share. These common stock purchase warrants were previously priced from $2.00 to $9.60. On April 25, 2007, the Company further reduced the exercise price of 1,000,000 warrants to purchase 1,000,000 shares of common stock to $.60 during the period from April 25 through April 30, 2007. To the extent that those warrants were not exercised by 5:30 PM Eastern time, on April 30, 2007, the exercise price of those warrants reverted to $1.00 per share. On July 12, 2007, the Company reduced the exercise price of warrants to purchase 100,000 shares of common stock to $.50 during the period from July 13, 2007 through July 15, 2007. To the extent that those warrants were not exercised by 5:30 PM Eastern time, on July 15, 2007, the exercise price of those warrants reverted to $1.00 per share. On July 23, 2007, the Company reduced the exercise price of warrants to purchase 100,000 shares of common stock to $.50 during the period from July 23, 2007 through July 23, 2007. To the extent that those warrants were not exercised by 5:30 PM Eastern time, on July 23, 2007, the exercise price of those warrants reverted to $1.00 per share. On August 13, 2007, the Company reduced the exercise price of warrants to purchase 80,000 shares of common stock to $.55 during the period from August 13, 2007 through August 14, 2007. To the extent that those warrants were not exercised by 5:30 PM Eastern time, on August 14, 2007, the exercise price of those warrants reverted to $1.00 per share.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

A summary of the status of the Company’s outstanding common stock warrants as of September 30, 2007 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2007		Year Ended September 30, 2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	7,055,000	$4.88	5,490,000	$4.88
Granted	250,000	0.59	2,300,000	3.74
Exercised	(1,350,000)	0.80	(500,000)	0.80
Forfeited	—	0.00	(235,000)	3.43
Balance at end of year	5,955,000	$1.25	7,055,000	$4.88

Warrants exercisable at end of year	5,955,000	$1.25
Weighted average fair value of warrants granted or re-priced during the year		$0.88

The following table summarizes information about common stock warrants outstanding at September 30, 2007:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
$ 0.45	75,000	2.03 Years	$ 0.45	75,000	$ 0.45
0.65	175,000	1.92 Years	0.65	175,000	0.65
0.70	175,000	2.50 Years	0.70	175,000	0.70
1.00	5,200,000	3.22 Years	1.00	5,200,000	1.00
2.00	5,000	3.81 Years	2.00	5,000	2.00
4.00	162,500	1.25 Years	4.00	5,000	4.00
8.00	162,500	1.25 Years	8.00	162,500	8.00
	5,955,000		$ 1.25	5,955,000	$ 1.25

NOTE 12 - STOCK OPTION PLAN

In August 2000, the Board of Directors adopted the 2000 Management and Director Equity Incentive and Compensation Plan the “Plan”) for directors, officers and employees that provides for non-qualified and incentive stock options to be issued enabling holders thereof to purchase common shares of the Company at exercise prices determined by the Company’s Board of Directors. The Plan was approved by the Company’s stockholders in August 2001.

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

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

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

As amended in fiscal 2007, the Plan permits the grant of options and shares for up to 10,000,000 shares of the Company’s common stock. The Plan terminates 10 years from the date of the Plan’s adoption by the Company’s stockholders.

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Year Ended September 30,
	2007	2006
Expected volatility	76% - 107%	80% - 572%
Expected term	3 - 5 Years	5 Years
Risk-free interest rate	4.39% - 4.96%	4.36% - 5.08%
Forfeiture Rate	0% - 35%	0%
Expected dividend yield	0%	0%

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

For the year ended September 30, 2007, total stock-based compensation charged to operations for option-based arrangements amounted to $998,140. At September 30, 2007, there was approximately $571,075 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

A summary of the status of the Company’s outstanding stock options as of September 30, 2007 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2007		Year Ended September 30, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	1,493,806	$1.00	882,479	$1.55
Granted	6,225,000	0.55	1,049,375	0.62
Exercised	(967,800)	0.51	(47,500)	0.67
Forfeited	(1,538,787)	0.76	(390,548)	1.27
Balance at end of year	5,212,219	$0.61	1,493,806	$1.00

Options exercisable at end of year	2,295,527	$0.63

Weighted average fair value of options granted during the year		$0.56		$0.62

The following table summarizes information about employee stock options outstanding at September 30, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
$ 0.25-0.42	500,000	4.91 Years	$ 0.25	500,000	$ 0.25
0.43-0.55	1,225,000	1.79 Years	0.52	501,650	0.49
0.56-0.88	3,392,500	4.16 Years	0.63	1,199,158	0.67
1.20-1.60	19,344	0.85 Years	1.44	19,344	1.44
3.20-3.30	75,375	0.99 Years	3.20	75,375	3.20
	5,212,219		$ 0.61	2,295,527	$ 0.63

NOTE 13 - ACQUISITION AND DISPOSITION

On October 31, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) with True North Solutions, Inc., a Delaware corporation (“True North”) whereby the Company acquired all or substantially all of True North’s assets used in its Government Business. Upon the terms and subject to the conditions of the Agreement, the Company agreed to purchase, accept, and acquire from True North all right, title, and interest of True North in and to the Government Business, which is hereby defined and limited to (i) certain vendor agreements and (ii) all of those rights and assets, tangible or intangible, exclusively used in the performance of day to day business operations, as owned or held True North such as certain tangible assets, websites, databases, GSA schedules and other government contracts, Federal client lists, and contracts in progress. The aggregate purchase price for these assets was $430,000 of which $250,000 was paid in cash at closing and the balance shall be evidenced by a promissory note secured by a collateral pledge of the assets, payable immediately upon accomplishment of the novation of the GSA Schedule. Additionally the Company accrued $80,000 in finder’s fees payable in connection with this acquisition. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of certain assets of True North Federal Solutions Group occurred at October 1, 2005.

	For the Year Ended September 30,
	2007	2006
Revenues, net	$20,647,106	$29,950,866

Net loss	(2,804,671)	(4,031,974)

Net loss per common share – basic and diluted	(0.27)	(0.62)

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the acquisition occurred at October 1, 2005, nor is it necessarily indicative of future operating results.

In November 2006, the Company sold PatriotNet to a third party for $150,000 in cash and the assumption of approximately $60,000 in liabilities by the purchaser. At September 30, 2006, the Company recorded an impairment to goodwill of $180,000 to reflect the net realizable value of goodwill based on the subsequent sale of PatriotNet.

On December 1, 2006 we sold 100% of the capital stock of our wholly-owned subsidiary, Integrated Power Solutions, Inc. to Mr. John Younts, our Vice President of Integrated Power Solutions and a key employee, for the assumption of approximately $180,000 in liabilities and the payment of $12,000 we owed him. For the fiscal year ended September 30, 2006, revenues for Integrated Power Solutions were approximately $457,000, or approximately, 9.5%, of our total sales.

On February 16, 2007 we sold 100% of the outstanding stock of our subsidiary, The Seven Corporation of Virginia, Inc., to PC NET in exchange for the waiver of approximately $11,000 we owed PC NET. Under the terms of the agreement we may not engage in any staffing services businesses as The Seven Corporation had conducted for a period of at least two years. For the fiscal year ended September 30, 2006 revenues from The Seven Corporation were $360,000 or approximately 7.5%, of our total sales.

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

IceWEB’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended September 30, 2007 and 2006 all material assets and revenues of IceWEB were in the United States.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007 and 2006

NOTE 15 - RETAILER MARKETING AGREEMENT

On June 16, 2006, the Company signed a Retailer Marketing Agreement (the “Marketing Agreement”) with a national retailing organization pursuant to which such retailing organization agreed to promote and sell the Company’s IceMAIL service. The terms of the Marketing Agreement provide for the Company to pay a commission on sales of its IceMail service originated by the retailing organization and create, host and maintain a co-branded website in a mutually agreed format. In connection with the Marketing Agreement, the Company issued the retailing organization 350,000 shares of common stock with a fair value of $350,000. The Marketing Agreement also provided the national retailer with pro rata preemptive rights with respect to private placements in which the Company sells and issues any equity securities of the Company, any debt securities that are convertible or exchangeable for any equity security, or any option, warrant or other right to purchase equity securities (other than options that may be issued to employees of the Company). The Marketing Agreement also provided the retailer with additional equity incentive pursuant to which the Company will issue additional common stock with a fair value of up to $350,000 in return for meeting milestones as defined in the Marketing Agreement related to sales and availability of product in such retailers’ stores. In June, 2007, this agreement was cancelled, and the 350,000 shares that had been issued to were returned and cancelled.

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

ITEM 8B. OTHER INFORMATION

On August 28, 2007 we sold 350,000 shares of common stock at a per share price of $0.50, valued at $175,000 to Harold Compton, a member of our Board of Directors. The acquirer was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. During the time which lapsed from the date Mr. Compton orally agreed to purchase the securities and the date the transaction closed the fair market value of our common stock rose from $0.50 per share to $0.67 per share. For accounting purposes, the difference of $59,500 between the fair market value on the date of sale and the sales price of the common stock was reflected as a reduction in our additional paid-in capital.

On September 8, 2007 Mr. James M. Bond, who had served as our Chief Information Officer since August 2005 and our Vice President of Program Services since June 2003, resigned.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Positions
John R. Signorello	41	Chairman and Chief Executive Officer
Mark B. Lucky	48	Chief Financial Officer
Harold F. Compton (1)(2)	57	Director
Raymond H. Pirtle (2)	64	Director
Joseph L. Druzak (1)	53	Director
Jack Bush(1)	70	Director

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

John R. Signorello. Mr. Signorello has served as Chairman of the Board and CEO since March 2000. From 1991 until September 1997, Mr. Signorello served as the Chief Executive Officer of STMS -”Solutions That Make Sense” - a private technology company he founded that specialized in computer networks, systems integration and information technology. In 1996, STMS was ranked the 17th fastest growing technology company in America by The National Technology Council’s “The Fast Five Hundred”. In September 1997, the company was acquired by Steelcloud (Nasdaq: SCLD), and Mr. Signorello remained as Vice President of Sales and Marketing until November 1998.Mr. Signorello is also a manager and the owner of 50% of the membership interests of Bluepoint Financial, LLC. See Item 12. Certain Relationships and Related Party Transactions. Mr. Signorello is an accomplished musician, and serves as a principal in New York City Lights Entertainment. Mr. Signorello received a B.B.A. in Marketing from Radford University in 1989.

Mark B. Lucky. Mark B. Lucky has served as our Chief Financial Officer since March 2007. He has over 20 years professional experience in high growth/start-up ventures and established companies with multi-industry experience including financial services, technology, software, real estate, biotech and entertainment and media. Prior to joining IceWEB, he consulted at Bearing Point on their financial restatement project. From 2004 to 2005 he was Vice President of Finance and Administration at Galt Associates, Inc., a Sterling, Virginia informatics/ technology and medical research services company and from 2001 to 2004 he was Vice President of Finance and Administration of MindShare Design, Inc., a San Francisco, California based internet technology company. While at both Galt Associates, Inc. and MindShare Design, Inc. Mr. Lucky was the senior financial officer for the company, providing strategic and tactical analysis and managing day to day finance, accounting, cash management, reporting and human resource responsibilities. During his career Mr. Lucky has also been employed by Axys Pharmaceuticals, Inc., a NASDAQ-listed San Francisco, California-based early stage drug discovery biotech company (acting CFO and Senior Director of Finance), PriceWaterhouseCoopers, LLC, COMPASS Management and Leasing, Inc. (Vice President - Finance 1997 to 1998), Mindscape, Inc. (Director of Financial Planning and Analysis 1995 to 1996), The Walt Disney Company (Manager, Operations Planning & Analysis, Manager of Corporate Planning 1991 to 1995), and KPMG. Mr. Lucky is a CPA and received his B.A., Economics, from the University of California.

Harold F. Compton. Mr. Compton has been a member of our Board of Directors since May 2005. Mr. Compton has been a retailer for more than 30 years. Mr. Compton joined CompUSA Inc. in 1994 as Executive Vice President-Operations, becoming Executive Vice President and Chief Operating Officer in 1995, President of CompUSA Stores in 1996 and Chief Executive Officer of CompUSA Inc. in 2000, a position he held until his retirement in 2004. Prior to joining CompUSA, Inc., from 1993 until 1994 he served as President and COO of Central Electric Inc., Executive Vice President Operations and Human Resources, and Director of Stores for HomeBase (1989 to 1993), Senior Vice President Operations and Director of Stores for Roses Discount Department Stores (1986 to 1989), and held various management positions including Store Manager, District Manager, Regional Vice President and Zone Vice President for Zayre Corporation from 1965 to 1986. Since 1998 Mr. Compton was a member of the Board of Directors of Linens `N Things, Inc., currently is a member of the Board of Directors of Maidenform Brands, Inc. and is a member of its Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors of that company.

Raymond Pirtle. Jr. Mr. Pirtle has been a member of our Board of Directors since June 2005. Mr. Pirtle is a veteran of the financial services industry, having spent the past three decades in a variety of senior roles in corporate finance, institutional sales, investment banking, and equity research. From 1966 until 1989 he was employed by J.C. Bradford & Co., a large regional investment banking and brokerage, departing as a general partner. From 1989 until 2001 he was a Director and co-head of institutional sales of Equitable Securities Corp., a banking and institutional brokerage firm later known as SunTrust Equitable. In 2001 he was one of the founding partners of Avondale Partners, LLC, an institutional equity research and investment banking firm focusing on small companies generally with a market cap in the range of $200 million to $2 billion. In March 2005 Mr. Pirtle founded Clairidge Company, LLC., a consulting firm that represents micro-cap to small-cap companies with a public equity valuation under $200 million or larger companies that are seeking to attract broad attention from institutional portfolio managers, research analysts or investment bankers. Since 1985 Mr. Pirtle has been serving on the board of both public and private companies. He currently serves on the board of Premier Global Services, Inc. (NYSE: PGI), a provider of business communications services and business process solutions that enable enterprise customers to automate and simplify components of their critical business processes and to communicate more effectively with their constituents.

Joseph L. Druzak. Mr. Druzak has been a member of our Board of Directors since June 2005. After first joining the company more than 20 years ago, since 1985 Mr. Druzak has served President and CEO of Kreher Steel Company, LLC., a large, privately-held specialty steel distribution company serving such diverse markets as automotive, rail, construction, oil and gas, aerospace and defense.

Jack Bush. Mr. Bush has been a member of our Board of Directors since August 2005. Mr. Bush has served as the President of Raintree Partners, Inc., a management consulting company, since September 1995. He is also currently Chairman and Director of IdeaForest.com (Joann.com), and Vice Chairman and Director of FPE Corporation (Framed Picture Enterprises). From 1995 to 1999 he served as Chairman of Aaron Brothers Holding Company and of Carolina Art & Frame Co. He was a founder, Chief Concept Officer and Director of Artistree Art, Frame & Design Company. During this time he was also a Director of Cyberplay, New York Coffee & Bagels, Bradlees Stores, Stage Stores, Telequip and Jumbo Sports Company. He served on the board of Bradlees during a successful reorganization and served as special assistant to the board of Stage Stores during a successful reorganization. From 1997 to 1999 he served as Chairman, CEO and President of Jumbo Sports Co. From 1991 to August 1995, he was President and Director of Michaels Stores, Inc. and was Chairman of Michaels of Canada. The company grew from 136 to 530 stores and became the largest arts and crafts retailer in the world. Upon leaving the NASDAQ-listed company, sales reached $1.5 billion and had 22,000 associates. From 1990 to 1991 he served as Executive Vice President, Director of Operations and Stores for Ames Department Stores. From 1985 to 1990 Mr. Bush was President and Director of Roses stores, a NASDAQ-listed company. During his tenure the company grew to 226 stores with $1.6 billion in sales and 25,000 associates. From 1980 to 1985 He served as Vice President of Zayre Corporation, an NYSE-listed company responsible for 105 stores and $750 million in sales. From 1958 to 1980 he served in a variety of positions with J.C. Penney Company, an NYSE-listed company. Mr. Bush was a U.S. Air Force Reserve officer and holds a Bachelor of Science from the University of Missouri.

There are no family relationship between any of the executive officers and directors. Directors are elected at our annual meeting of stockholders and hold office until the next annual meeting of stockholders or until his or her resignation, removal, or death.

During fiscal 2007 our Board of Directors met a total of five times, including regularly scheduled and special meetings of the Board, and acted by unanimous written consent an additional two times.

Stockholder Communications

Any shareholder of the Company wishing to communicate to the Board of Directors may do so by sending written communication to the Board of Directors to the attention of Mr. John R. Signorello, President, at the principal executive offices of the Company. Mr. Signorello will promptly transmit such communication, unopened, to the intended director. The Board of Directors will consider any such written communication at its next regularly scheduled meeting.

Committees of the Board of Directors

Our Board of Directors has created both an Audit Committee and a Compensation Committee. We do not have a Nominating Committee or any committee performing a similar function. The functions that such a committee would undertake are being undertaken by the entire board as a whole. We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors or any inquiry as to what the procedures may be if a stockholder wished to make such a recommendation. During fiscal 2008 our Board intends to develop a policy which will guide the handling of potential recommendations of board candidates. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Audit Committee. The Audit Committee of our Board of Directors was formed to assist the Board of Directors in fulfilling its oversight responsibilities for the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent auditors. The Audit Committee will also prepare the report that SEC rules require be included in our annual proxy statement. The Audit Committee has adopted a charter which sets forth the parameters of its authority The Audit Committee Charter provides that the Audit Committee is empowered to:

•

Appoint, compensate, and oversee the work of the independent registered public accounting firm employed by our company to conduct the annual audit. This firm will report directly to the audit committee;

•	Resolve any disagreements between management and the auditor regarding financial reporting;

•	Pre-approve all auditing and permitted non-audit services performed by our external audit firm;

•	Retain independent counsel, accountants, or others to advise the committee or assist in the conduct of an investigation;

•	Seek any information it requires from employees - all of whom are directed to cooperate with the committee’s requests - or external parties;

•	Meet with our officers, external auditors, or outside counsel, as necessary; and

•

The committee may delegate authority to subcommittees, including the authority to pre-approve all auditing and permitted non-audit services, provided that such decisions are presented to the full committee at its next scheduled meeting.

Each Audit Committee member is required to:

•

satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time, and

•	meet the definitions of “non-employee director” for purposes of SEC Rule 16b-3 and “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

Each committee member is required to be financially literate and at least one member is to be designated as the “financial expert,” as defined by applicable legislation and regulation. No committee member is permitted to simultaneously serve on the audit committees of more than two other public companies. Mr. Pirtle is presently the sole member of our Audit Committee, and is considered an “audit committee financial expert” under the definition under Item 407 of Regulation S-B. As we expand our Board of Directors with additional independent directors the number of directors serving on the Audit Committee will also increase.

A copy of the Audit Committee Charter is available on our website at www.iceweb.com under the “Investor Relations” tab.

Compensation Committee. The Compensation Committee was appointed by the Board to discharge the Board’s responsibilities relating to:

•	compensation of our executives,

•	equity-based compensation plans, including, without limitation, stock option and restricted stock plans, in which officers or employees may participate, and

•

arrangements with executive officers relating to their employment relationships with our company, including employment agreements, severance agreements, supplemental pension or savings arrangements, change in control agreements and restrictive covenants.

The Compensation Committee has adopted a charter. The Compensation Committee charter provides that the Compensation Committee has overall responsibility for approving and evaluating executive officer compensation plans, policies and programs of our company, as well as all equity-based compensation plans and policies. In addition, the Compensation Committee oversees, reviews and approves all of our ERISA and other employee benefit plans which we may establish from time to time. The Compensation Committee is also responsible for producing an annual report on executive compensation for inclusion in our proxy statement and assisting in the preparation of certain information to be included in other periodic reports filed with the SEC.

Each Compensation Committee member is required to:

•

satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time, and

•	meet the definitions of “non-employee director” for purposes of SEC Rule 16b-3 and “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

Pursuant to our Compensation Committee Charter, the Compensation Committee is charged with evaluating and recommending for approval by the Board of Directors the compensation of our executive officers. In addition, the Compensation Committee also evaluates and makes recommendations to the entire Board of Directors regarding grants of options which may be made as director compensation. The Compensation Committee does not delegate these authorities to any other persons nor does it use the services of any compensation consultants.

Messrs. Compton, Druzak and Bush are the members of our Compensation Committee. As we expand our Board of Directors with additional independent directors the number of directors serving on the Compensation Committee will also increase. A copy of the Compensation Committee Charter is available on our website at www.iceweb.com under the “Investor Relations” tab.

Code of Ethics

In May 2005, we adopted a Code of Business Conduct and Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct,
•	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
•	compliance with applicable laws, rules and regulations,
•	the prompt reporting violation of the code, and
•	accountability for adherence to the Code.

A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices to the attention of Corporate Secretary.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. The following table provides information concerning the compensation of our directors for their services as members of our Board of Directors for the fiscal year ended September 30, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harold Compton (1)	—	15,500	86,240	—	—	59,500	161,240
Jack Bush	—	—	86,240	—	—	—	86,240
John R. Signorello (2)	—	—	—	—	—	—	—
Raymond Pirtle	—	—	86,240	—	—	—	86,240
Joseph Druzak	—	—	86,240	—	—	—	86,240

(1)        All other compensation represents the difference between the fair market value of the common stock and the purchase price of the common stock of 350,000 shares of our common stock purchased by Mr. Compton in a private transaction in August 2007. $59,500 related to the sale of 350,000 share of stock below market. See Part III - Item 12. Certain Relationships and Related Party Transactions.”

(2)        Options issued to Mr. Signorello are included in the Summary Compensation Table appearing later in this annual report under Executive Compensation.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended September 30, 2007 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2007, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following Board members and officers failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended September 30, 2007, except as set forth below:

•	Mr. Signorello failed to file 2 reports covering 2 transactions,
•	Mr. Compton failed to file 2 reports covering 2 transactions,
•	Mr. Pirtle failed to file 1 report covering 1 transaction,
•	Mr. Druzak failed to file 2 reports covering 2 transactions, and
•	Mr. Bush failed to file 2 reports covering 2 transactions.

All such Form 4s have subsequently been filed by the reporting person.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2007. The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

John R. Signorello (1)	2007	192,000			245,035			5,049	442,084
	2006	150,000			15,800	0	0	4,699	170,499

Timothy McNamee (2)	2007	123,750			150,258			5,046	279,054
	2006	43,750			165,850	0	0	1,456	211,056

(1)        Mr. Signorello is our Chief Executive Officer. All other compensation in fiscal 2007 includes $5,049 which represents the value of health insurance premiums we pay for Mr. Signorello. In fiscal 2007 we granted him options to purchase 100,000 shares of our common stock with an exercise price of $0.70 per share, 500,000 of our common stock with an exercise price of $0.58 per share, and 250,000 shares of our common stock with an exercise price of $0.60 per share. All other compensation in fiscal 2006 includes $4,699 which represents the value of health insurance premiums we pay for Mr. Signorello. In fiscal 2006 we granted him options to purchase 50,000 shares of our common stock with an exercise price of $0.47 per share exercisable until September 6, 2011 as additional consideration related to his position as a member of our Board of Directors. All other compensation expense for fiscal 2007 and fiscal 2006 excludes the value of securities issued to Blue Point Financial, LLC as interest, or interest otherwise due BluePoint Financial, LLC as such effective interest rate equated to 18% per annum.

(2)        Mr. McNamee is our Vice President of Sales. All other compensation in fiscal 2006 and 2007 represents the value of health insurance premiums we pay for Mr. McNamee. In fiscal 2006 we granted him options to purchase 100,000 shares of our common stock with an exercise price of $0.72, options to purchase 100,000 shares of our common stock with an exercise price of $0.71, and options to purchase 50,000 shares of our common stock with an exercise price of $0.70. In fiscal 2007 we granted him options to purchase 100,000 shares of our common stock with an exercise price of $0.43, options to purchase 200,000 shares of our common stock with an exercise price of $0.55, and options to purchase 100,000 shares of our common stock with an exercise price of $0.60.

How Mr. Signorello’s compensation is determined

Mr. Signorello, who has served as our CEO since March 2000, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Signorello compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Signorello compensation. During fiscal 2007 Mr. Signorello compensation package included a base salary of $192,000 and company provided health care benefits. The amount of compensation payable to Mr. Signorello can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

John R. Signorello	75,000			$3.20	09/28/2008
	50,000			$0.47	09/28/2008
	100,000			$0.70	04/28/2012
	75,000	425,000		$0.58	05/05/2015
	7,500	242,500		$0.60	09/06/2012

Tim McNamee	100,000			$0.72	06/06/2011
	48,000	52,000		$0.71	06/14/2011
	50,000			$0.70	08/10/2011
	6,000	44,000		$0.55	06/13/2012
	4,500	145,500		$0.60	09/06/2012

STOCK OPTION PLAN

In August 2000, our Board of Directors adopted our 2000 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The Plan was approved by our stockholders in August 2001. As amended in May 2006 and in June, 2007, we have reserved an aggregate of 10,000,000 shares of common stock for issuance under the Plan. At November 30, 2007 we have granted options to purchase 5,012,219 shares of our common stock under the Plan. Our Board of Directors (or at their discretion a committee of our Board members) administers the Plan including, without limitation, the selection of recipients of awards under the Plan, the granting of stock options, restricted share or performance shares, the determination of the terms and conditions of any such awards, the interpretation of the Plan and any other action they deem appropriate in connection with the administration of the Plan.

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

The term of each Plan option and the manner in which it may be exercised is determined by the Board of Directors, provided that no Plan option may be exercisable more than three years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. The exercise price of the stock options may be paid in either:

•	cash, or

•	delivery of unrestricted shares of our common stock having a fair market value on the date of delivery equal to the exercise price, or

•	surrender of shares of our common stock subject to the stock option which has a fair market value equal to the total exercise price at the time of exercise, or

•	a combination of the foregoing methods.

All Plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by such optionee. At the discretion of the Board of Directors, it may approve the irrevocable transfer, without payment, of non-qualified options to the option holder’s spouse, children, grandchildren, nieces or nephews, or to the trustee of a trust for the principal benefit of one or more such persons, or to a partnership whose partners are one or more of such persons. If an optionee’s employment is terminated for any reason, other than due to his or her death, disability or termination for cause, or if an optionee is not our employee but is a member of our Board of Directors and his or her service as a director is terminated for any reason, other than due to his or her death or disability, the Plan option granted may be exercised on the earlier of the expiration date or 90 days following the date of termination. If the optionee dies during the term of his or her employment, the Plan option granted to him or her shall lapse to the extent unexercised on the earlier of the expiration date of the Plan option or the date one year following the date of the optionee’s death. If the optionee’s employment, membership on the Board of Directors or engagement as a consultant terminates by reason of the optionee’s retirement, then the Plan option granted may be exercised until the earlier of 90 days following the date of termination or the expiration date. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Internal Revenue Code, the Plan option granted to him or her lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

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

If the participant’s employment by us, membership on our Board of Directors, or engagement by us as a consultant is terminated before the end of any performance period, or upon the participant’s death, retirement or disability, the Board of Directors, taking into consideration the performance of such participant and our performance over the performance period, may authorize the issuance to the participant or his or her legal representative or designated beneficiary all or a portion of the performance shares which would have been issued to him or her had the participant’s employment, Board membership or consulting engagement continued to the end of the performance period. If the participant’s employment, Board membership or consulting engagement terminates before the end of the performance period for any other reason, all performance shares are forfeited.

Notwithstanding the foregoing, but subject to any stockholder approval or other requirements of Section 162(m) of the Internal Revenue Code, the Board of Directors in its discretion and as determined at the time of award of the performance shares, may provide the participant with the option of receiving cash in lieu of the performance shares in an amount determined at the time of award including, without limitation, by one or more of the following methods:

•	the fair market value of the number of shares subject to the performance shares agreement on the date of award, or

•	part or all of any increase in the fair market value since such date, or

•	part or all of any dividends paid or payable on the number of shares subject to the performance share agreement, or

•	any other amounts which in the Board’s sole discretion are reasonably related to the achievement of the applicable performance goals, or

•	any combination of the foregoing.

The purchase price for restricted shares or performance shares granted under the Plan shall be set by the Board of Directors but may not be less than par value. Payment of the purchase price for the restricted shares or performance share may be made in either,

•	cash, or
•	by delivery of unrestricted shares of our common stock having a fair
•	market value on the date of such delivery equal to the total
•	purchase price, or
•	a combination of either of these methods.

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

We have an option to purchase any shares of our common stock which have been issued to Plan participants pursuant to restricted stock awards, performance stock awards or stock options if the participant ceases to be our employee, a member of our Board of Directors or a consultant to us for any reason. We must exercise our repurchase right at the time of termination. The purchase price for any shares we repurchase will be equal to the fair market value of the our total stockholders’ equity divided by the total outstanding shares of our common stock on the last day of that calendar month, calculated on a fully-diluted basis. If we exercise our repurchase right, we much close the transaction within 20 days from the termination date. At closing, we are entitled to delivery of a one-year promissory note as payment for the purchase price or, at our option, we may pay same in cash at closing.

We also have a right of first refusal to meet the offer if the holder of any shares of our common stock awarded or issued pursuant to our Plan desires to sell such shares to a third party.

The Board of Directors may amend, suspend or terminate our Plan at any time, except that no amendment shall be made which:

•	increases the total number of shares subject to the Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization), or

•	affects outstanding Plan options or any exercise right thereunder, or

•	extends the term of any Plan option beyond 10 years, or

•	extends the termination date of the Plan.

Unless the Plan shall be earlier suspended or terminated, the Plan shall terminate 10 years from the date of the Plan’s adoption by our stockholders. Any such termination of our Plan shall not affect the validity of any Plan options previously granted there under.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 5, 2007, there were 14,090,315 shares of our common stock issued and outstanding. Our common stock is the only outstanding class of our voting securities. The following table sets forth, as of December 5, 2007, information known to us relating to the beneficial ownership of these shares by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
•	each director;
•	each executive officer; and
•	all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 205 Van Buren, Suite 150, Herndon, Virginia 20170

We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from December 5, 2007 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of December 5, 2007, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

John R. Signorello (1)	2,623,664	15.7%
Hal Compton (2)	650,000	4.4%
Raymond H. Pirtle (3)	200,000	1.4%
Joseph L. Druzak (4)	503,126	3.4%
Mark B. Lucky (5)	158,900	1.1%
Jack Bush (6)	297,500	2.1%

All executive officers and as a group (six persons)	4,433,190	28.1%

(1) The number of shares beneficially owned by Mr. Signorello includes options to purchase 75,000 shares of our common stock at an exercise price of $3.20 per share, options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, options to purchase 135,000 shares of our common stock at an exercise price of $0.58 per share and options to purchase 37,500 shares of our common stock at an exercise price of $0.60 per share.

(2) The number of shares beneficially owned by Mr. Compton includes options to purchase 27,500 shares of our common stock at an exercise price of $0.80 per share and options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70, options to purchase 22,500 shares of our common stock at an exercise price of $0.60 per share.

(3) The number of shares beneficially owned by Mr. Pirtle includes options to purchase 27,500 shares of our common stock at an exercise price of $0.80 per share and options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, and options to purchase 22,500 shares of our common stock at an exercise price of $0.60 per share

(4) The number of shares beneficially owned by Mr. Druzak includes options to purchase 27,500 shares of our common stock at an exercise price of $0.80 per share, options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, and options to purchase 22,500 shares of our common stock at an exercise price of $0.60 per share.

(5) The number of shares beneficially owned by Mr. Lucky includes options to purchase 27,000 shares of our common stock at an exercise price of $0.58 per share, options to purchase 36,000 shares of our common stock at an exercise price of $0.55 per share, and options to purchase 22,500 shares of our common stock at an exercise price of $0.60 per share.

(6) The number of shares beneficially owned by Mr. Bush includes options to purchase 25,000 shares of our common stock at an exercise price of $0.80 per share, options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, and options to purchase 22,500 shares of our common stock at an exercise price of $0.60 per share.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2000 Management and Director Equity Incentive and Compensation Plan and any compensation plans not previously approved by our stockholders as of September 30, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our stockholders:
2000 Management and Director Equity Incentive and Compensation Plan	5,212,219	$0.61	3,732,536

Plans not approved by stockholders:
None	0	n/a	n/a

A description of each of these plans is contained later in this report under Part III Item 10. Executive Compensation – Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During June to September 2006, Bluepoint Financial LLC, lent funds to the Company for working capital purposes. The managers and members of Bluepoint Financial LLC include Mr. Robert Druzak, a principal stockholder of our company the brother of Mr. Joseph Druzak, a member of our Board of Directors, and Mr. John R. Signorello, our Chairman and CEO. The loan was due no later than 30 days from that date of funding. As consideration for providing the funding, we agreed to issue 1.54 shares of common stock for each dollar lent under the loan. During the year ended September 30, 2006, we borrowed approximately $335,000 under this loan agreement and repaid approximately $157,000. During fiscal 2007 the deal terms were changed and the Company now accrues interest expense on the note balance at 12% per annum, the amount of which is included in the note balance at September 30, 2007. At September 30, 2007, we owed this related party $115,767. In connection with this agreement, in June 2006, we issued 176,120 shares of common stock. We valued these common shares at the fair market value on the dates of grant of $.72 per share or $126,805 based on the trading price of common shares. Accordingly, we recorded interest expense of $126,805. Additionally, the related party was due 339,606 common shares under the loan agreement. At September 30, 2006, we valued these common shares at the fair market value on the dates of grant of $.50 per share or $169,803 based on the trading price of common shares. These shares were issued to Bluepoint Financial LLC in March, 2007.

On August 28, 2007 we sold 350,000 shares of common stock at a per share price of $0.50, valued at $175,000 to Harold Compton, a member of our Board of Directors. The acquirer was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. During the time which lapsed from the date Mr. Compton orally agreed to purchase the securities and the date the transaction closed the fair market value of our common stock rose from $0.50 per share to $0.67 per share. For accounting purposes, the difference of $59,500 between the fair market value on the date of sale and the sales price of the common stock was reflected as a reduction in our additional paid-in capital.

Director Independence

Messrs. Compton, Pirtle, Druzak and Bush, members of our Board of Directors, are “independent” within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13. EXHIBITS

2.1	Agreement and Plan of Reorganization and Stock Purchase Agreement with Disease S.I. Inc.(4)
2.2	Agreement and Plan of Merger with IceWEB Communications, Inc. (8)
2.3	Agreement and Plan of Merger with Seven Corporation (9)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (1)
3.5	Certificate of Amendment to Certificate of Incorporation (2)
3.6	Certificate of Amendment to Certificate of Incorporation (3)
3.7	Certificate of Amendment to Certificate of Incorporation (11)
3.8	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.9	Certificate of Amendment to Certificate of Incorporation (13)
3.10	Bylaws (1)
3.11	Certificate of Designations of Series B Convertible Preferred Stock (17)
4.1	Form of Common Stock Purchase Warrant “A” (12)
4.2	Form of Common Stock Purchase Warrant “B” (12)
4.3	Form of Common Stock Purchase Warrant “C” (12)
4.4	Form of Series H Common Stock Purchase Warrant (16)
4.5	Form of Series I Common Stock Purchase Warrant (16)
4.6	Form of $0.70 Common Stock Purchase Warrant “A” (16)
4.7	Form of Comerica Bank warrant (16)
4.8	Form of Common Stock Purchase Warrant “D” (17)
4.9	Form of Common Stock Purchase Warrant “E” (17)
4.10	Form of Common Stock Purchase Warrant “F” (17)
4.11	Form of Common Stock Purchase Warrant “G” (18)
4.12	Form of Common Stock Purchase Warrant for Sand Hill Finance LLC (18)
10.1	Acquisition Agreement with North Orlando Sports Promotions, Inc. (1)
10.2	Asset Purchase Agreement with Raymond J. Hotaling (5)
10.3	2000 Management and Director Equity Incentive and Compensation Plan (6)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.5	Stock Purchase and Exchange Agreement with Interlan Communications (9)
10.6	Preferred Stock Purchase Agreement dated March 30, 2005 (12)
10.7	Registration Rights Agreement with Barron Partners LP (12)
10.8	Asset and Stock Purchase Agreement for iPlicity, Inc.(16)
10.9	Asset and Stock Purchase Agreement for DevElements, Inc. of Virginia (15)
10.10	Form of Loan and Security Agreement with Comerica Bank (16)
10.11	Forbearance Agreement (16)
10.12	Sublease Agreement for principal executive offices (16)
10.13	Preferred Stock Purchase Agreement dated September 8, 2005 (18)
10.14	Registration Rights Agreement with Barron Partners LP (18)
10.15	Financing Agreement with Sand Hill Finance LLC (18)
10.16	Lease Agreement for principal executive offices (19)
10.17	Retailer Marketing Agreement with CompUSA (20)
14.1	Code of Business Conduct and Ethics *
21.1	Subsidiaries of the small business issuer (16)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

_________

* filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits and reviews for the fiscal years ended September 30, 2007 and 2006 is $60,300 and $45,000, respectively.

AUDIT-RELATED FEES

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Our audit-related and review fees for the fiscal Years ended September 30, 2007 and 2006 were $0 and $0.

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal Years ended September 30, 2007 and 2006 is $0 and $0, respectively.

ALL OTHER FEES

There were no other fees billed by our principal accountant for the fiscal years ended September 30, 2007 and 2006, except as provided above.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved bythe entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICEWEB, INC.

December 26, 2007	By:	/s/ John R. Signorello

John R. Signorello, Chief Executive Officer

By:	/s/ Mark B. Lucky

Mark B. Lucky, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Signorello	CEO and director	December 26, 2007

John R. Signorello

/s/ Hal Compton	Director	December 26, 2007

Hal Compton

/s/ Raymond H. Pirtle, Jr.	Director	December 26, 2007

Raymond H. Pirtle, Jr.

/s/ Joseph Druzak	Director	December 26, 2007

Joseph Druzak

/s/ Jack Bush	Director	December 26, 2007

Jack Bush