Form 10QSB
period 2007-12-31
ICEWEB INC
filed 2008-02-14
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2007

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

(703) 964-8000

(Issuer’s telephone number)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At February 13, 2008, there were 15,800,338 outstanding shares of common stock, $.001 par value per share.

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

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTERLY PERIOD ENDED December 31, 2007

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements	4

Consolidated Balance Sheet at December 31, 2007 (Unaudited)	4

Consolidated Statements of Operations (Unaudited) For the Three months Ended December 31, 2007 and 2006	5

Consolidated Statements of Cash Flows (Unaudited) For the Three months Ended December 31, 2007 and 2006	6

Notes to Unaudited Consolidated Financial Statements	7-18

Item 2 - Management’s Discussion and Analysis or Plan of Operation	19-27

Item 3 - Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	28

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 - Default upon Senior Securities	28

Item 4 - Submission of Matters to a Vote of Security Holders	28

Item 5 - Other Information	28

Item 6 - Exhibits	28

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheet

December 31, 2007

(Unaudited)

CURRENT ASSETS:
Cash	$658,697
Accounts receivable, net of allowance of $9,000	2,935,795
Inventory, net of allowance of $106,541	503,024
Prepaid expenses	111,254
4,208,770

OTHER ASSETS:
Property and equipment, net	743,596
Deposits	74,456
Intangible assets, net of accumulated amortization of $192,131	183,348
Goodwill	1,575,945
Total Assets	$6,786,115

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,962,452
Notes payable	2,732,821
Notes payable-related party	100,296
Deferred revenue	22,069
7,817,638

Long-Term Liabilities
Notes payable	65,221

Total Liabilities	7,882,859

Stockholders’ Deficit
Preferred stock ($.001 par value; 10,000,000 shares authorized)
Series A convertible preferred stock ($.001 par value; 0 shares issued and outstanding)	—
Series B convertible preferred stock ($.001 par value; 1,833,334 shares issued and outstanding)	1,833
Common stock ($.001 par value; 1,000,000,000 shares authorized; 15,000,338 shares issued and 14,837,838 shares outstanding)	15,002
Additional paid in capital	13,231,294
Accumulated deficit	(14,331,873)
Treasury stock, at cost, (162,500 shares)	(13,000)

Total stockholders’ deficit	(1,096,744)

Total liabilities and stockholders deficit	$6,786,115

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

	Three Months Ended December 31
	2007	2006

Sales	$4,212,732	$2,581,777

Cost of sales	3,613,816	2,295,410

Gross profit	598,916	286,367

Operating expenses:
Marketing and selling	29,405	60,216
Depreciation and amortization	75,831	65,541
General and administrative	1,006,948	760,366

Total Operating Expenses	1,112,184	886,123

Loss From Operations	(513,268)	(599,756)

Other income (expenses):
Gain/(loss) from sale of assets	—	138,586
Interest income	924	1,309
Interest expense	(97,636)	(130,205)

Total other income (expenses):	(96,712)	9,690

Net loss	$(609,980)	$(590,066)

Basic and diluted loss per common share	$(0.05)	$(0.06)

Weighted average common shares outstanding – basic and diluted	13,305,466	9,423,344

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2007	2006

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	$724,231	$(391,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,892)	(1,874)
Net cash received from sale of net assets	—	138,000
Cash used in acquisitions, net	(1,538,407)	(250,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,548,299)	(113,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	(21,480)	(18,382)
Proceeds from notes payable - related party	1,482	30,000
Repayment of notes payable - related party	(8,540)	(26,500)
Net proceeds from related party advances	—	11,737
Proceeds from notes payable	2,812,247	242,041
Payments on notes payable	(2,393,414)	(200,000)
Proceeds from exercise of common stock options	—	35,000
Proceeds from exercise of common stock warrants	—	287,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	390,295	360,896

NET DECREASE IN CASH	(433,773)	(143,984)

CASH - beginning of period	1,092,470	432,885

CASH - end of period	$658,697	$288,901

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$97,636	$125,518
Income taxes	—	—

Non-cash transactions affecting investing and financing activities:
Conversion of shares of preferred stock to shares of common stock	456,667	—

Acquisition details:
Goodwill	$1,575,945	$430,000
Liabilities assumed	$1,616,814	$180,000
Common stock issued	$876,845	—
Fair value of assets acquired	$3,095,022	$—
Cash paid	$2,177,308	$250,000

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 - NATURE OF BUSINESS

The Company

The Company’s history and acquisition strategy has been a key to our development as a company. We began as a full service provider of computer systems and professional services to private sector corporations and to the federal government under a General Services Administration (GSA) schedule contract for computer systems and peripherals. Between 2001 and 2004, the Company undertook a series of strategic acquisitions which resulted in its business and operations during fiscal 2006. During fiscal 2006 it also acquired PatriotNet, an Internet service provider. As a result of these acquisitions, during fiscal 2006 the Company’s business and operations were primarily centered on providing hosted web-based collaboration solutions that enabled organizations to establish Internet, Intranet, and email/collaboration services immediately and with little or no up-front capital investment.

Following the end of fiscal 2006, the Company sold three of its subsidiaries, The Seven Corporation, PatriotNet and Integrated Power Solutions. On November 15, 2006, the Company acquired certain of the assets of True North Solutions related to its governmental customer business, including the customers, forecast, contract renewals, and GSA schedule.

On December 22, 2007 the Company acquired Inline Corporation (“Inline”), a leading edge provider of data storage solutions to the corporate and government markets.

See Note 4 for further description of the Company’s acquisition and dispositions.

As a result of this acquisition and these divestures the Company’s core business is primarily now sales of storage area network solutions, software services, application development, network integrated technology, and third party hardware sales.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our interim consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2007 included in our Annual Report on Form 10-KSB. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to 2007 amounts.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2007 and 2006 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the three months ended December 31, 2007, the Company incurred a net loss of $609,980 which included noncash expenses of $180,559. Cash provided from operations totaled $724,231. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company’s products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, the valuation of stock-based compensation, the useful life of intangible assets and property and equipment, and the valuation of goodwill.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of December 31, 2007. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the three months ended December 31, 2007 and 2006, respectively.

Intangible Assets

Intangible assets, net consists of the cost of acquired customer relationships and the value of Federal contracts that the Company acquired in the acquisition of certain assets of True North. The Company capitalizes and amortizes the cost of acquired intangible assets over their estimated useful lives on a straight-line basis. The estimated useful lives of the Company’s acquired customer relationships and Federal government contracts is three years.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. The Company performed its latest annual impairment test with regard to the carrying value of goodwill as of December 31, 2007. For the three months ended December 31, 2007, the Company did not record any impairment to goodwill.

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

DECEMBER 31, 2007

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

Earnings per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is anti-dilutive. At December 31, 2007, there were options and warrants to purchase 11,632,219 shares of common stock and 1,833,334 shares issuable upon conversion of Series B preferred stock which could potentially dilute future earnings per share.

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

DECEMBER 31, 2007

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)

We elected to adopt the modified prospective application transition method as provided by SFAS 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the three months ended December 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2007, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2007, property and equipment consisted of the following:

	Estimated Life
Office equipment	5 years	$ 579,277
Computer software	3 years	710,721
Vehicles	3 years	17,330
Furniture and fixtures	5 years	155,410
Leasehold improvements	3 years	499,050
		1,961,788

Less: accumulated depreciation		(1,218,192)

		$ 743,596

Depreciation expense for the three months ended December 31, 2007 and 2006 was $74,115 and $65,541 respectively.

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

DECEMBER 31, 2007

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

On November 15, 2006, we acquired certain assets of True North Solutions (“True North”) related to its governmental customer business for $430,000 of which $250,000 was paid in cash at closing and the balance was paid through the delivery of a $100,000 principal amount promissory note secured by collateral pledge of the assets, payable immediately upon accomplishment of the novation of the GSA Schedule. Additionally the Company accrued $80,000 in finder’s fees payable to a principal shareholder in connection with this acquisition. Under the terms of the agreement, we acquired the customers, forecast, contract renewals, and GSA schedule of True North Solutions. We have permitted True North Solutions to use the purchased assets until the novation of the GSA Schedule is complete pursuant to which we are acting as the seller’s subcontractor. We have provided the documentation necessary to secure the novation of the GSA schedule, and are awaiting notice from the Federal government. The novation is expected to occur by March 31, 2008.

On February 16, 2007 we sold 100% of the outstanding stock of our subsidiary, The Seven Corporation of Virginia, Inc., to PC NET in exchange for the waiver of approximately $11,000 we owed PC NET. Under the terms of the agreement we may not engage in any staffing services businesses as The Seven Corporation had conducted for a period of at least two years.

On December 22, 2007, we acquired 100% of the outstanding stock of Inline for $1,311,318 in cash, plus 503,356 shares of IceWEB common stock valued at $276,846, the fair market value on the date of acquisition. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements of operations from the date of acquisition. Inline is a leading provider of intelligent enterprise data storage solutions and services. Inline’s proprietary products include reliable, high performance Storage Area Network Solutions, Network Attached Storage, and Direct Attached Storage and the rapidly expanding OEM Storage Centric Appliances. Today, Inline has developed its fifth generation of advanced data storage solutions, marketed under the brands TruEnterprise and FileStorm. All Inline systems function in a heterogeneous operating system environment, including Windows, Unix and Linux. The purchase of Inline Corporation included the acquisition of assets of $2,352, 114, and liabilities of $1,616,814. We are still evaluating the allocation of the purchase price of the acquisition.

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of Inline and certain assets of True North occurred at October 1, 2006.

	For the Three Months Ended December 31,
	2007	2006
Revenues, net	$5,854,960	$3,955,593

Net loss	(462,569)	(376,065)

Net loss per common share – basic and diluted	(0.03)	(0.04)

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the acquisition occurred at October 1, 2006, nor is it necessarily indicative of future operating results.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 5 - RELATED PARTY TRANSACTIONS

Note Payable – Related Party

During the year ended 2007, a company that the Company’s chief executive officer is a shareholder in lent funds to the Company for working capital purposes. As consideration for providing the funding, the Company agreed to issue1.54 shares of common stock for each dollar lent under the loan. During the three months ended December 31, 2007, the Company borrowed approximately $1,482 under this loan agreement and repaid approximately $16,956. At December 31, 2007, the Company owed this related party $100,296. Additionally, at September 30, 2006 the related party was due 339,606 common shares under the loan agreement. The Company valued these common shares at the fair market value on the dates of grant of $.50 per share or $169,803 based on the trading price of common shares. In March, 2007 the Company issued 339,606 common shares as payment of the accrued interest payable.

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In December, 2007 the agreement was amended to increase the maximum balance up to $3,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At December 31, 2007, the principal amount due under the Financing Agreement amounted to $2,632,366.

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

The Financing Agreement contains a number of covenants, including a requirement for the Company to provide monthly unaudited financial statements within 20 days of each month-end and audited financial statements together with an accountant’s opinion within 90 days of the end of each fiscal year.

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

DECEMBER 31, 2007

NOTE 6 - NOTES PAYABLE (continued)

At June 30, 2007, the Company retired a promissory note to a stockholder in the amount of $150,000, plus accrued interest of $96,875, in exchange for 200,000 shares of the Company’s common stock. The note bore interest at the rate of 12.5% per annum and was due on demand.

Note Payable – Other

In May 2005, the Company issued to this stockholder 125,000 shares of common stock as consideration for the extension of the maturity date of the note by 10 years to September 30, 2014 which had been orally agreed to in fiscal 2004. The shares were valued at $200,000, the fair value at the date of issuance. The cost associated with these shares has been accounted for as deferred finance charges to be amortized over the life of the deferral period. The unamortized deferred finance cost of $145,000 was taken as a charge to interest expense in June, 2007. For the three months ended December 31, 2007 and 2006, amortization of deferred financing costs amounted to $0 and $4,999 respectively, and is included in interest expense on the accompanying consolidated statements of operations.

NOTE 7 - EQUIPMENT FINANCING PAYABLE

On July 6, 2006, the Company entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. The Company received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, the Company entered into an agreement to lease the equipment back from the third party for 36 monthly rent payments of $10,398 until August 2009. The Company accounted for this equipment financing arrangement as a capital lease. In connection with the agreement, the Company made an initial security deposit of $30,000 and is included in deposits in the balance sheet at December 31, 2007. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, the Company did not record any gain or loss. Imputed interest on this financing is 20% per annum. At December 31, 2007, the principal amount due under this equipment financing arrangement amounted to $163,565 From time to time we have failed to make the monthly payments due under this agreement on a timely basis. Should the lessor declare us in default, it would be entitled to accelerate all amounts due under the agreement which are approximately $165,000 at December 31, 2007. If we were unable to satisfy such amount, the lessor could retake the equipment thereby depriving us of its use which could materially affect our business and operations.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2007, the Company had approximately $416,650 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 9 - STOCKHOLDERS’ DEFICIT

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2007 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	5,955,000	$1.25
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at end of period	5,955,000	$1.25

Warrants exercisable at end of period	5,955,000	$1.25

Weighted average fair value of warrants granted or re-priced during the period		$—

The following table summarizes information about common stock warrants outstanding at December 31, 2007:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price

$0.45	75,000	1.78 Years	$0.45	75,000	$0.45
0.65	175,000	3.16 Years	0.65	175,000	0.65
0.70	175,000	2.25 Years	0.70	175,000	0.70
1.00	5,200,000	2.58 Years	1.00	5,200,000	1.00
2.00	5,000	3.56 Years	2.00	5,000	2.00
4.00	162,500	1.54 Years	1.00	162,500	4.00
8.00	162,500	2.00 Years	8.00	162,500	8.00
	5,955,000		$1.25	5,955,000	$1.25

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

DECEMBER 31, 2007

NOTE 10 - STOCK OPTION PLAN (continued)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	December 31,
	2007	2006

Expected volatility	56% - 103%	100% - 110%
Expected term	3 Years	5 years
Risk-free interest rate	4.39% - 4.57%	4%

Expected dividend yield	0%	0%

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

For the three months ended December 31, 2007, total stock-based compensation charged to operations for option-based arrangements amounted to $106,444). At December 31, 2007, there was approximately $981,812 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of December 31, 2007 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	5,212,219	$0.61
Granted	1,095,000	0.55
Exercised	—	—
Forfeited	(630,000)	0.55
Balance at end of period	5,677,219	$0.60

Options exercisable at end of period	2, 659,186	$0.62

Weighted average fair value of options granted during the year		$0.55

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 10 - STOCK OPTION PLAN (continued)

The following table summarizes information about employee stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price

$0.25 - 0.55	2,190,000	3.32 Years	$0.47	1,254,867	$0.41
0.56 - 0.80	3,392,500	4.12 Years	0.62	1,309,600	0.65
1.20 - 1.60	19,344	0.68 Years	1.44	19,344	1.44
3.20 - 3.80	75,375	0.74 Years	3.20	75,375	3.20
	5,677,219		$0.60	2,659,186	$0.62

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

IceWEB’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, reselling hardware and software. For the three months ended December 31, 2007 and 2006 all material assets and revenues of IceWEB were in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2007 and 2006, should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

OVERVIEW

IceWEB, Inc. through our Solutions Group, is a provider of computer network security products and solutions, such as access control, content filtering, email security, intrusion detection, and the latest layer 7 firewall technology, primarily to Federal, state and local governments. The significant increase in our sales for the three months ended December 31, 2007 over the comparable period in fiscal 2007 is primarily due to the growth in Solutions Group revenue. We continue to execute on our strategy to significantly increase our presence in the Federal IT marketplace and we believe that our acquisition of True North Federal Solutions Group in 2006 has laid a strong foundation for our future success.

In addition to our governmental customer business, we provide hosted web-based collaboration solutions through our online product offerings in our IceWEB Online group. Our subscription-based Hosted Microsoft Exchange services, enterprise software and network security infrastructure products and services are targeted towards small- and medium-sized business. The Internet-based a-la-carte suite of robust, hosted software application services are used in both public and private sectors. Currently IceWEB Online products include IceMAIL (messaging), IceVISTA (web hosting), and IcePORTAL (Intranet service). Its goal is to bring enterprise-class technology, normally affordable by only large corporations, to small business customers via a low-priced, recurring monthly subscription model. This model, coupled with minimal or no startup costs, makes implementing IceWEB more cost-effective and efficient for small businesses.

In December, 2007 we acquired Inline, a manufacturer of storage area network applications and solutions. This acquisition repositions the Company to manufacture and sell its own branded storage area network products and solutions to Federal, state, local governments, and commercial customers. For the three months ended December 31, 2007, revenue from Inline included in the operating results for IceWEB, Inc. amounted to $191,301. Going forward it is anticipated that Inline storage products will make a significant contribution to IceWEB’s results of operations. Inline’s facility is located in Sterling, Virginia, approximately five miles from IceWEB’s headquarters location.

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended September 30, 2007 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

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

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006

The following table provides an overview of certain key factors of our results of operations for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006:

	Three months ended		$ of	%
	December 31,
	2007	2006	Change	Change

Net Revenues	4,212,732	2,581,777	1,630,955	63%
Cost of sales	3,613,816	2,295,410	1,318,406	57%
Operating Expenses:
Marketing and selling	29,405	60,216	(30,811)	(51%)
Depreciation and amortization	75,831	65,541	10,290	16%
General and administrative	1,006,948	760,366	246,582	32%
Total operating expenses	1,112,184	886,123	226,061	26%
Loss from operation	(513,268)	(599,756)	86,488	(14%)
Total other income (expense)	(96,712)	9,690	(106,402)	(1098%)
Net loss	$ (609,980)	$ (590,066)	$ (19,914)	3%

Other Key Indicators:

	Three months ended		%
	December 31,
	2007	2006	Change

Cost of sales as a percentage of revenues	85.8%	88.9%	(3.1%)
Gross profit margin	14.2%	11.1%	3.1%
General and administrative expenses as a percentage of revenues	23.9%	29.5%	(5.6%)
Total operating expenses as a percentage of revenues	26.4%	34.3%	(7.9%)

Revenues

For the three months ended December 31, 2007, we reported revenues of $4,212,732 as compared to revenues of $2,581,777 for the three months ended December 31, 2006, an increase of $1,630,955 or approximately 63%. The increase is primarily due to an increase in our third party product sales through our IceWEB Solutions Group which accounted for approximately 95% of our revenue. Revenues from Inline from the date of acquisition totaled $191,301.

Cost of Sales

Our cost of sales consists of products purchased for resale, and third party contractors. For the three months ended December 31, 2007, cost of sales was $3,613,816, or approximately 85.8% of revenues, compared to $2,295,410, or approximately 88.9% of revenues, for the three months ended December 31, 2006. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 was the result of improved mix of higher margin products during the three months ended December 31, 2007 in infrastructure and hardware revenues as a percentage of total revenue. We anticipate that our gross profit margins will continue to improve through the balance of fiscal 2008, as IceWEB product revenue will make up a larger percentage of total revenue, primarily through sales of Inline storage products.

Total Operating Expenses

Our total operating expenses increased approximately 26% to $1,112,184 for the three months ended December 31, 2007 as compared to $886,123 for the three months ended December 31, 2006. These changes include:

•           Marketing and Selling. For the three months ended December 31, 2007, marketing and selling costs were $29,405 as compared to $60,216 for the three months ended December 31, 2006, a decrease of $30,811 or approximately 51%. The decrease was due to a decrease in IceWEB Online web marketing, advertising and print advertising during the three months ended December 31, 2007.

•           Depreciation and amortization expense. For the three months ended December 31, 2007, depreciation and amortization expense amounted to $75,831 as compared to $65,541 for the three months ended December 31, 2006, an increase of $10,290 or 16%. The increase in amortization was primarily attributable to the amortization of the GSA schedule costs which were acquired as part of the True North transaction in November, 2006.

•           General and administrative expense. For the three months ended December 31, 2007, general and administrative expenses were $1,006,948 as compared to $760,366 for the three months ended December 31, 2006, an increase of $246,582 or approximately 32%. For the three months ended December 31, 2007 and 2006 general and administrative expenses consisted of the following:

	Fiscal Q1	Fiscal Q1
	2008	2007
Occupancy	52,032	64,776
Consulting	38,505	32,847
Employee compensation	655,597	482,282
Professional fees	24,496	32,595
Internet/Phone	22,313	15,152
Travel/Entertainment	30,770	29,559
Investor Relations	45,199	10,308
Licenses	1,173	1,372
Insurance	15,316	(1,126)
Other	104,897	87,542
Leased Equipment	16,650	5,059
	1,006,948	760,366

•

For the three months ended December 31, 2007, salaries and related expenses increased to $655,597 as compared to $482,282. Employee compensation is higher due to higher sales commission expense of $29,438,  higher expense related to amortization of deferred compensation related to employee stock options of $18,787 , and $27,007 in salaries associated with the acquisition of Inline. Average headcount was higher by approximately four, resulting in higher compensation expense.

•

For the three months ended December 31, 2007, Other expense amounted to $104,897 as compared to $87,542 for the three months ended December 31, 2006. The increase was due to a one-time charge for credit card fees of $20,049 and $10,684 of miscellaneous tax and auto expense related to the acquisition of Inline.

•

For the three months ended December 31, 2007 Investor relations expense increased to $45,199 as compared to $10,308 for the three months ended December 31, 2006. The increase is due to an increased number of road shows and a general increase in investor relations activity.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2008, after factoring in the additional operating costs associated with the acquisition of Inline, with the exception of share-based payments that the Company may incur from time to time.

LOSS FROM OPERATIONS

We reported a loss from operations of $513,268 for the three months ended December 31, 2007 as compared to a loss from operations of $599,756 for the three months ended December 31, 2006, an improvement of $86,488 or approximately 14%.

OTHER INCOME (EXPENSES)

Gain from sales of net assets. Gain on sale of assets for the three months ended December 31, 2006 represents the gains from the sales of our Integrated Power Solutions and The Seven Corporation subsidiaries as described in Note 4 of the Notes to Unaudited Consolidated Financial Statements appearing elsewhere herein. We did not have comparable transactions during the three months ended December 31, 2007.

Interest Income. Interest income for the three months ended December 31, 2007 amounted to $924 and represented interest earned on interest bearing cash accounts. This compares to $1,309 in interest income in the comparable period in fiscal 2006.

Interest Expense. For the three months ended December 31, 2007, interest expense amounted to $97,636 as compared to $130,205 for the three months ended December 31, 2006, a decrease of $32,569 or 25%. The decrease in interest expense is primarily attributable to the payoff of certain interest bearing liabilities in the third and fourth quarters of fiscal 2007. Also, during the three months ended December 31, 2006, we amortized deferred financing costs of $5,000, as compared to $0 during the three months ended December 31, 2007.

NET LOSS

Our net loss was $609,980 for the three months ended December 31, 2007 compared to $590,066 for the three months ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2007 and September 30, 2006:

	December 31,	September 30,	$	%
	2007	2007	Change	Change

Working Capital	(3,608,867)	(1,981,325)	1,627,542	82.1%

Cash	658,697	1,092,470	(433,773)	(39.7%)
Accounts receivable, net	2,935,795	5,115,428	(2,179,633)	(42.6%)
Total current assets	4,208,770	6,243,714	(2,034,944)	(32.6%)
Property and equipment, net	743,596	344,728	398,868	115.7%
Goodwill	1,575,945	-	1,575,945	N/A
Intangibles, net	183,348	211,305	(27,957)	(13.2%)
Inventory	503,024	8,097	494,927	6112.8%

Total assets	6,786,115	6,853,702	(67,587)	(1.0%)

Accounts payable and accrued liabilities	4,962,452	5,805,256	(842,806)	(14.5%)
Notes payable-current	2,732,821	2,293,560	439,261	19.2%
Note payable - related party	100,296	115,767	(15,471)	(13.4%)
Deferred revenue	22,069	10,456	11,613	111.1%
Total current liabilities	7,817,637	8,225,039	(407,402)	(5.0%)
Notes payable-long term	65,221	98,716	(33,495)	(33.9%)
Total liabilities	7,882,858	8,323,755	(440,897)	(5.3%)
Accumulated deficit	(14,331,873)	(13,721,164)	(610,709)	4.5%
Stockholders’ deficit	(1,096,744)	(1,470,053)	373,309	(25.4%)

Net cash provided by operating activities was $724,231 for the three months ended December 31, 2007 as compared to net cash used in operating activities of $391,006 for the three months ended December 31, 2006, an increase of $1,115,237. For the three months ended December 31, 2007, we used cash to fund our net loss of $609,980 offset by non-cash items such as depreciation expense of $74,115, share-based compensation expense of $106,444, and offset by changes in assets and liabilities of $183,175. Also during the three months ended December 31, 2007 we experienced increases in collections of accounts receivable of $2,179,632, which was offset by a decrease in accounts payable during the period of $842,805. For the three months ended December 31, 2006, we used cash to fund our net loss of $590,066 offset by non-cash items such as depreciation expenses of $65,541, as well as the add back of other non-cash items such as changes in assets and liabilities of $133,519.

Net cash used in investing activities for the three months ended December 31, 2007 was $1,548,299 as compared to net cash used in investing activities of $113,874 for the three months ended December 31, 2006. During the three months ended December 31, 2007, we used net cash of $1,538,407 as partial consideration in our acquisition of Inline. Additionally, we used cash of $9,892 for property and equipment purchases. During the three months ended December 31, 2006, we had an asset purchase and in connection therewith used cash of $250,000. Additionally, we used cash of $1,874 for property and equipment purchases and received net cash from the sale of net assets of one of our subsidiaries of $138,000 during the three months ended December 31, 2006.

Net cash provided by financing activities for the three months ended December 31, 2007 was $390,295 as compared to net cash provided of $360,896 for the three months ended December 31, 2006. For the three months ended December 31, 2007, net cash provided by financing activities related to proceeds received from notes payable of $2,812,247 which were advances under our factoring line with Sand Hill Finance LLC, proceeds received from related party notes and advances of $1,482 offset by repayments on notes payable of $2,393,415 which were to pay down the balance on the Sand Hill Finance LLC factoring line, payments on related party advances of $8,540 and repayments of equipment financing of $21,480. For the three months ended December 31, 2006, net cash provided by financing activities related to proceeds received from the exercise of stock options and warrants of $322,000, proceeds received from notes payable of $242,041, proceeds received from related party notes and advances of $41,737 offset by repayments on notes payable of $200,000, payments on related party advances of $26,500 and repayments of equipment financing of $18,382.

At December 31, 2007 we had a working capital deficit of $3,608,868 and an accumulated deficit of $14,331,873. The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2007 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales increased significantly during the three months ended December 31, 2007, our gross profit margin was approximately 14% and our sales were not sufficient to pay our operating expenses. We reported a net loss of $609,980 for the three months ended December 31, 2007. Our core business historically has not generated high margins and there are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At December 31, 2007 we had cash on hand of $658,697. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At December 31, 2007 we owed Sand Hill Finance, LLC $2,632,366 under this accounts receivable line.

While we do not have any commitments for capital expenditures, we owe a related party $100,296. At December 31, 2007 and at such time as the novation of the GSA contract is received we will owe $100,000 to the seller of the True North Assets. In addition, in connection with our annual report for our fiscal year ending September 30, 2008 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002. We do not presently have any external sources of working capital other than what may be available under the factoring agreement with Sand Hill Finance and loans from related parties. Our working capital needs in future periods are dependent primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

On October 18, 2007 we issued 1,000,000 shares of our common stock in connection with the acquisition of Inline, valued at $600,000 as a finder’s fee. The recipient was an unrelated third party accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the first quarter of fiscal 2008, Series A preferred stockholders’ converted 456,667 shares of Series A Preferred Stock into 456,667 shares of common stock. The recipient was an accredited investor and the issuance were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICEWEB, INC.

By: /s/ John R. Signorello
February 14, 2008	John R. Signorello,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
February 14, 2008	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer