Form 10QSB
period 2008-03-31
ICEWEB INC
filed 2008-05-15
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2008

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 13, 2008, there were 19,000,338 outstanding shares of common stock, $.001 par value per share.

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

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTERLY PERIOD ENDED MARCH 31, 2008

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements	4

Consolidated Balance Sheet at March 31, 2008 (Unaudited)	4

Consolidated Statements of Operations (Unaudited) For the Three and Six months Ended March 31, 2008 and 2007	5

Consolidated Statements of Cash Flows (Unaudited) For the Six months Ended March 31, 2008 and 2007	6

Notes to Unaudited Consolidated Financial Statements	7-18

Item 2 - Management’s Discussion and Analysis or Plan of Operation	19-27

Item 3 - Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	29

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 - Default upon Senior Securities	29

Item 4 - Submission of Matters to a Vote of Security Holders	29

Item 5 - Other Information	29

Item 6 - Exhibits	29

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheet

March 31, 2008

(Unaudited)

CURRENT ASSETS:
Cash	$123,399
Accounts receivable, net of allowance of $9,000	2,523,600
Inventory, net of allowance of $106,541	464,577
Other current assets	62,769
Prepaid expenses	71,543
3,245,888

OTHER ASSETS:
Property and equipment, net	722,138
Deposits	71,804
Intangible assets, net of accumulated amortization of $220,087	155,392
Goodwill	1,715,450
Total Assets	$5,910,672

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,605,562
Notes payable	2,483,145
Deferred revenue	18,594
7,107,301

Long-Term Liabilities
Notes payable	1,036,261

Total Liabilities	8,143,562

Stockholders’ Deficit
Preferred stock ($.001 par value; 10,000,000 shares authorized)
Series A convertible preferred stock ($.001 par value; 0 shares issued and outstanding)	—
Series B convertible preferred stock ($.001 par value; 1,833,334 shares issued and outstanding)	1,833
Common stock ($.001 par value; 1,000,000,000 shares authorized; 15,800,338 shares issued and 15,637,838 shares outstanding)	15,802
Additional paid in capital	13,674,890
Accumulated deficit	(15,912,415)
Treasury stock, at cost, (162,500 shares)	(13,000)

Total stockholders’ deficit	(2,232,890)

Total liabilities and stockholders’ deficit	$5,910,672

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007

Sales	$3,902,131	$5,877,457	$8,114,863	$8,459,234

Cost of sales	3,264,075	5,181,233	6,877,890	7,476,642

Gross profit	638,056	696,224	1,236,973	982,592

Operating expenses:
Marketing and selling	59,314	111,013	88,720	171,229
Depreciation and amortization	76,533	65,595	152,364	131,136
Research and development	85,730	—	85,730	—
General and administrative	1,811,312	414,518	2,818,260	1,174,883

Total Operating Expenses	2,032,889	591,126	3,145,074	1,477,248

Income (loss) From Operations	(1,394,833)	105,098	(1,908,101)	(494,656)

Other income (expenses):
Gain/(loss) from sale of assets	—	14,733	—	153,319
Interest income	1,661	952	2,584	2,261
Interest expense	(187,371)	(103,880)	(285,007)	(234,085)

Total other (expenses):	(185,710)	(88,195)	(282,423)	(78,505)

Net income (loss)	$(1,580,543)	$16,903	$(2,190,524)	$(573,161)

Basic loss per common share	$(0.10)	$0.00	$(0.15)	$(0.06)
Diluted loss per common share	$(0.10)	$0.00	$(0.15)	$(0.06)

Weighted average common shares outstanding-basic	15,272,865	9,980,389	14,679,343	9,656,498
Weighted average common shares outstanding-diluted	15,272,865	13,210,445	14,679,343	9,656,498

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2008	2007

NET CASH USED IN OPERATING ACTIVITIES	$(633,426)	$(162,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,691)	(1,873)
Net cash received from sale of net assets	—	138,000
Cash used in acquisitions, net	(1,311,318)	(247,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,347,009)	(110,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	(44,136)	(37,699)
Proceeds from notes payable - related party	—	30,000
Repayment of notes payable - related party	(115,767)	(26,500)
Net proceeds from related party advances	—	11,737
Proceeds from notes payable	6,043,934	254,903
Payments on notes payable	(4,872,667)	(200,000)
Proceeds from exercise of common stock options	—	35,650
Proceeds from exercise of common stock warrants	—	287,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,011,364	355,091

NET INCREASE (DECREASE) IN CASH	(969,071)	81,866

CASH - beginning of period	1,092,470	432,885

CASH - end of period	$123,399	$514,751

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$276,566	$224,710
Income taxes	—	—

Acquisition details:
Goodwill	$1,715,450	$—
Liabilities assumed	$1,616,814	$—
Common stock issued	$276,845	—
Direct costs	740,000	—
Fair value of assets acquired	$2,229,527	$—
Cash paid	$1,311,318	$—

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

MARCH 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2007 and 2006 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the six months ended March 31, 2008, the Company incurred a net loss of $2,190,524 which included noncash expenses of $877,253. Cash used in operations totaled $633,426. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of March 31, 2008. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the six months ended March 31, 2008 and 2007, respectively.

Intangible Assets

Intangible assets, net consists of the cost of acquired customer relationships and the value of Federal contracts that the Company acquired in the acquisition of certain assets of True North. The Company capitalizes and amortizes the cost of acquired intangible assets over their estimated useful lives on a straight-line basis. The estimated useful lives of the Company’s acquired customer relationships and Federal government contracts are three years.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. The Company performed its latest annual impairment test with regard to the carrying value of goodwill as of March 31, 2008. For the six months ended March 31, 2008, the Company did not record any impairment to goodwill.

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

MARCH 31, 2008

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

Earnings per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is anti-dilutive. At March 31, 2008, there were options and warrants to purchase 11,632,219 shares of common stock and 1,833,334 shares issuable upon conversion of Series B preferred stock which could potentially dilute future earnings per share.

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

MARCH 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)

We elected to adopt the modified prospective application transition method as provided by SFAS 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the three months ended March 31, 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 31, 2008, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

NOTE 3 - PROPERTY AND EQUIPMENT

At March 31, 2008, property and equipment consisted of the following:

	Estimated Life
Office equipment	5 years	$ 601,920
Computer software	3 years	711,182
Vehicles	3 years	17,330
Furniture and fixtures	5 years	155,410
Leasehold improvements	3 years	499,050
		1,984,892

Less: accumulated depreciation		(1,262,754)

		$ 722,138

Depreciation expense for the six months ended March 31, 2008 and 2007 was $152,364 and $131,136 respectively.

NOTE 4 - ACQUISITION AND DISPOSITIONS

In November 2006, the Company sold its interest in one of its subsidiaries (Integrated Power Solutions, Inc. or IPS) to a then key employee and shareholder of the Company for the payment of cash to the third party of $12,000, and assumption by the purchaser of approximately $180,000 in accounts payable. In connection with this sale, the Company recorded a gain of $138,586.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 4 - ACQUISITIONS AND DISPOSITIONS (continued)

On November 15, 2006, we acquired certain assets of True North Solutions (“True North”) related to its governmental customer business for $430,000 of which $250,000 was paid in cash at closing and the balance was paid through the delivery of a $100,000 principal amount promissory note secured by collateral pledge of the assets, payable immediately upon accomplishment of the novation of the GSA Schedule. Additionally the Company accrued $80,000 in finder’s fees payable to a principal shareholder in connection with this acquisition. Under the terms of the agreement, we acquired the customers, forecast, contract renewals, and GSA schedule of True North Solutions. The novation was completed in March, 2008.

On February 16, 2007 we sold 100% of the outstanding stock of our subsidiary, The Seven Corporation of Virginia, Inc., to PC NET in exchange for the waiver of approximately $11,000 we owed PC NET. Under the terms of the agreement we may not engage in any staffing services businesses as The Seven Corporation had conducted for a period of at least two years.

On December 22, 2007, we acquired 100% of the outstanding stock of Inline for $1,311,318 in cash, plus 503,356 shares of IceWEB common stock valued at $276,846, the fair market value on the date of acquisition. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements of operations from the date of acquisition. Inline is a leading provider of intelligent enterprise data storage solutions and services. Inline’s proprietary products include reliable, high performance Storage Area Network Solutions, Network Attached Storage, and Direct Attached Storage and the rapidly expanding OEM Storage Centric Appliances. Today, Inline has developed its fifth generation of advanced data storage solutions, marketed under the brands TruEnterprise and FileStorm. All Inline systems function in a heterogeneous operating system environment, including Windows, UNIX and Linux. The purchase of Inline Corporation included the acquisition of assets of $2,352, 114, and liabilities of $1,616,814. On the date of acquisition, the purchase price exceeded the fair value of net assets acquired by $1,715,450 which was applied to goodwill. We are still evaluating the allocation of the purchase price of the acquisition.

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of Inline and certain assets of True North occurred at October 1, 2006.

	For the Six Months Ended March 31,
	2008	2007
Sales, net	$9,757,091	$10,286,021

Net loss	(2,043,113)	(667,130)

Net loss per common share – basic and diluted	(0.14)	(0.07)

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the acquisition occurred at October 1, 2006, nor is it necessarily indicative of future operating results.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 5 - RELATED PARTY TRANSACTIONS

Note Payable – Related Party

During the fiscal year ended September 30, 2007, a company that the Company’s chief executive officer is a shareholder in lent funds to the Company for working capital purposes. As consideration for providing the funding, the Company agreed to issue1.54 shares of common stock for each dollar lent under the loan. During the six months ended March 31, 2008, the Company borrowed $4,490 under this loan agreement and repaid the loan in full in the amount of $115,767. At March 31, 2008, the Company owed this related party $0.

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In December, 2007 the agreement was amended to increase the maximum balance up to $3,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At March 31, 2008, the principal amount due under the Financing Agreement amounted to $2,378,643.

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

MARCH 31, 2008

NOTE 6 - NOTES PAYABLE (continued)

Note Payable – Other

At June 30, 2007, the Company retired a promissory note to a stockholder in the amount of $150,000, plus accrued interest of $96,875, in exchange for 200,000 shares of the Company’s common stock. The note bore interest at the rate of 12.5% per annum and was due on demand.

In May 2005, the Company issued to this stockholder 125,000 shares of common stock as consideration for the extension of the maturity date of the note by 10 years to September 30, 2014 which had been orally agreed to in fiscal 2004. The shares were valued at $200,000, the fair value at the date of issuance. The cost associated with these shares has been accounted for as deferred finance charges to be amortized over the life of the deferral period. The unamortized deferred finance cost of $145,000 was taken as a charge to interest expense in June, 2007. For the six months ended March 31, 2008 and 2007, amortization of deferred financing costs amounted to $0 and $5,000 respectively, and is included in interest expense on the accompanying consolidated statements of operations.

NOTE 7 - EQUIPMENT FINANCING PAYABLE

On July 6, 2006, the Company entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. The Company received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, the Company entered into an agreement to lease the equipment back from the third party for 36 monthly rent payments of $10,398 until August 2009. The Company accounted for this equipment financing arrangement as a capital lease. In connection with the agreement, the Company made an initial security deposit of $30,000 and is included in deposits in the balance sheet at March 31, 2008. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, the Company did not record any gain or loss. Imputed interest on this financing is 20% per annum. At March 31, 2008, the principal amount due under this equipment financing arrangement amounted to $143,522. From time to time we have failed to make the monthly payments due under this agreement on a timely basis. Should the lessor declare us in default, it would be entitled to accelerate all amounts due under the agreement which is approximately $145,000 at March 31, 2008. If we were unable to satisfy such amount, the lessor could retake the equipment thereby depriving us of its use which could materially affect our business and operations.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2008, the Company had approximately $23,399 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 9 - STOCKHOLDERS’ DEFICIT

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2008 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	5,955,000	$1.25
Granted	120,000	1.00
Exercised	500,000	0.28
Forfeited	250,000	6.00
Balance at end of period	5,325,000	$0.93

Warrants exercisable at end of period	5,325,000	$0.93

Weighted average fair value of warrants granted or re-priced during the period		$—

The following table summarizes information about common stock warrants outstanding at March 31, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price

$0.45	75,000	1.53 Years	$0.45	75,000	$0.45
0.65	175,000	2.91 Years	0.65	175,000	0.65
0.70	175,000	2.00 Years	0.70	175,000	0.70
1.00	4,820,000	2.30 Years	1.00	4,820,000	1.00
2.00	5,000	3.31 Years	2.00	5,000	2.00
4.00	37,500	0.40 Years	1.00	37,500	4.00
8.00	37,500	0.40 Years	8.00	37,500	8.00
	5,325,000		$1.25	5,325,000	$1.25

On April 4, 2008, 4,650,000 of the outstanding common stock warrants were converted on a cashless basis into 2,325,000 shares of common stock. As of that date, there remained 675,000 warrants with a weighted average strike price of $1.32.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

MARCH 31, 2008

NOTE 10 - STOCK OPTION PLAN (continued)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	March 31,
	2008	2007

Expected volatility	56% - 103%	100% - 110%
Expected term	3 Years	5 years
Risk-free interest rate	4.39% - 4.57%	4%
Expected dividend yield	0%	0%

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

For the six months ended March 31, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to $214,579. At March 31, 2008, there was approximately $550,504 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of March 31, 2008 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	5,212,219	$0.61
Granted	1,775,000	0.45
Exercised	—	—
Forfeited	(823,681)	0.55
Balance at end of period	6,163,538	$0.60

Options exercisable at end of period	2,953,109	$0.61

Weighted average fair value of options granted during the year		$0.55

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 10 - STOCK OPTION PLAN (continued)

The following table summarizes information about employee stock options outstanding at March 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price

$0.001 - 0.55	2,731,319	3.18 Years	$0.42	1,339,790	$0.42
0.56 - 0.80	3,337,500	3.48 Years	0.64	1,518,600	0.65
1.44 – 3.80	94,719	0.50 Years	2.84	94,719	2.84
	6,163,538		$0.60	2,953,109	$0.61

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

IceWEB’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, reselling hardware and software. For the six months ended March 31, 2008 and 2007 all material assets and revenues of IceWEB were in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the six months ended March 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

OVERVIEW

In December, 2007 we acquired Inline Corporation, a manufacturer of storage area network applications and solutions. This acquisition repositions the Company to manufacture and sell its own branded storage area network products and solutions to Federal, state, local governments, and commercial customers. For the six months ended March 31, 2008, revenue from Inline included in the operating results for IceWEB, Inc. amounted to $483,106. Going forward it is anticipated that Inline storage products will make a significant contribution to IceWEB’s results of operations. Inline’s facility is located in Sterling, Virginia, approximately five miles from IceWEB’s headquarters location.

Also, IceWEB, Inc., through our Solutions Group, is a provider of computer network security products and solutions, such as access control, content filtering, email security, intrusion detection, and the latest layer 7 firewall technology, primarily to Federal, state and local governments. We continue to execute on our strategy to significantly increase our presence in the Federal IT marketplace and we believe that our acquisition of True North Federal Solutions Group in 2006 has laid a strong foundation for our future success.

In addition to our governmental customer business, we provide hosted web-based collaboration solutions through our online product offerings in our IceWEB Online group. Our subscription-based Hosted Microsoft Exchange services, enterprise software and network security infrastructure products and services are targeted towards small- and medium-sized business. The Internet-based a-la-carte suite of robust, hosted software application services are used in both public and private sectors. Currently IceWEB Online products include IceMAIL (messaging), IceVISTA (web hosting), IcePORTAL (Intranet service), and IceSECURE (secured email). Its goal is to bring enterprise-class technology, normally affordable by only large corporations, to small business customers via a low-priced, recurring monthly subscription model. This model, coupled with minimal or no startup costs, makes implementing IceWEB more cost-effective and efficient for small businesses.

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

SIX MONTHS ENDED MARCH 31, 2008 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2007

The following table provides an overview of certain key factors of our results of operations for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007:

	Six months ended		$ of	%
	March 31,
	2008	2007	Change	Change

Net Revenues	8,114,863	8,459,234	(344,371)	(4.1%)
Cost of sales	6,877,890	7,476,642	(598,752)	(8.0%)
Operating Expenses:
Marketing and selling	88,720	171,229	(82,509)	(48.2%)
Depreciation and amortization	152,364	131,136	21,228	16.2%
Research and development	85,730	—	85,730	N/A
General and administrative	2,818,260	1,174,883	1,643,377	140.0%
Total operating expenses	3,145,074	1,477,248	1,667,826	112.9%
Loss from operation	(1,908,101)	(494,656)	(1,413,445)	285.7%
Total other income (expense)	(282,423)	(78,505)	(203,918)	259.8%
Net loss	$(2,190,524)	$(573,161)	(1,617,363)	282.2%

Other Key Indicators:

	Six months ended		%
	March 31,
	2008	2007	Change

Cost of sales as a percentage of revenues	84.8%	88.4%	(3.6%)
Gross profit margin	15.2%	11.6%	3.6%
General and administrative expenses as a percentage of revenues	34.7%	13.9%	20.8%
Total operating expenses as a percentage of revenues	38.8%	17.5%	21.3%

Revenues

For the six months ended March 31, 2008, we reported revenues of $8,114,863 as compared to revenues of $8,459,234 for the six months ended March 31, 2007, a decrease of $344,371 or approximately 4%. The decrease is primarily due to a decrease in our third party product sales through our IceWEB Solutions Group which accounted for approximately 95% of our revenue. Revenues from Inline from the date of acquisition totaled $483,106. We anticipate that IceWEB proprietary product revenue will continue to increase for of fiscal 2008, and will make up a larger percentage of total revenue, primarily through sales of Inline storage products.

Cost of Sales

Our cost of sales consists of products purchased for resale, and third party contractors. For the six months ended March 31, 2008, cost of sales was $6,877,890, or approximately 84.8% of revenues, compared to $7,476,642, or approximately 88.4% of revenues, for the six months ended March 31, 2007. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007 was the result of improved mix of higher margin products, primarily our IceWEB branded and storage products, during the three months ended March 31, 2008 in as a percentage of total revenue. We anticipate that our gross profit margins will continue to improve through the balance of fiscal 2008, as IceWEB proprietary product revenue will make up a larger percentage of total revenue, primarily through sales of Inline storage products.

Total Operating Expenses

Our total operating expenses increased to $3,145,074 for the six months ended March 31, 2008 as compared to $1,477,248 for the six months ended March 31, 2007. These changes include:

•           Marketing and Selling. For the six months ended March 31, 2008, marketing and selling costs were $88,720 as compared to $171,229 for the six months ended March 31, 2007, a decrease of $82,509 or approximately 48%. The decrease was due to a decrease in IceWEB Online web marketing, advertising and print advertising during the six months ended March 31, 2008.

•           Depreciation and amortization expense. For the six months ended March 31, 2008, depreciation and amortization expense amounted to $152,364 as compared to $131,136 for the six months ended March 31, 2007, an increase of $21,228 or 16%. The increase in amortization was primarily attributable to the amortization of the GSA schedule costs which were acquired as part of the True North transaction in November, 2006, and to the depreciation of assets related to the acquisition of Inline Corporation in December, 2007.

•           Research and development expense. For the six months ended March 31, 2008, research and development expense amounted to $85,730 as compared to $0 for the six months ended March 31, 2007. The increase is due to the research and development activities related to our storage products that were part of acquisition of Inline Corporation in December, 2007.

•           General and administrative expense. For the six months ended March 31, 2008, general and administrative expenses were $2,818,260 as compared to $1,174,884 for the six months ended March 31, 2007, an increase of $1,643,377. For the six months ended March 31, 2008 and 2007 general and administrative expenses consisted of the following:

	March 31,	March 31,
	2008	2007
Occupancy	154,505	125,633
Consulting	85,076	108,076
Salaries, benefits and taxes	1,958,510	561,213
Professional fees	54,568	70,689
Internet/Phone	54,372	30,471
Travel/Entertainment	74,347	51,102
Investor Relations	187,476	66,020
Other	216,106	139,364
Leased Equipment	33,300	22,316
	2,818,260	1,174,884

•

For the six months ended March 31, 2008, Occupancy expense amounted to $154,505 as compared to $125,633 for the six months ended March 31, 2007, an increase of $28,872. The increase was due to the rent expense associated with the manufacturing facility obtained in the acquisition of Inline.

•

For the six months ended March 31, 2008, salaries, benefits and taxes increased to $1,958,510 as compared to $561,213 for the six months ended March 31, 2007. Salary expense is higher primarily due to non-cash incentive compensation of $537,979 for the six months ended March 31, 2008, versus a credit for non-cash incentive stock option expense of $295,777 for the year-ago period, a net increase of $833,756 in non-cash expense. Non-cash incentive compensation paid to officers totaled $323,400. In addition, sales commission expense for the six months ended March 31, 2008 totaled $189,935, as compared to $87,891 in the year ago period, an increase of $102,043. The difference in expense is due primarily to the timing of cash received from customers. Base salary expense for the six month period ended March 31, 2008 totaled 1,149,732 as compared to $682,515 for the year-ago period, an increase of $467,217. $245,083 of this increase in salaries is related to the acquisition of Inline, and includes one-time bonuses to Inline employees of $88,490.

•

For the six months ended March 31, 2008, Other expense amounted to $216,106 as compared to $139,364 for the six months ended March 31, 2007, an increase of $76,742. The increase was due to a one-time charge for credit card fees of $20,049, web site development costs of $27,880 and $28,813 of miscellaneous tax and auto expense related to the acquisition of Inline.

•

For the six months ended March 31, 2008 Investor relations expense increased to $187,476 as compared to $66,020 for the six months ended March 31, 2007. The increase is due to an increased number of road shows and a general increase in investor relations activity.

We anticipate that, excluding FAS123 related incentive stock option expense, general and administrative expenses will continue to remain flat during the balance of fiscal 2008, after factoring in the additional operating costs associated with the acquisition of Inline.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,908,101 for the six months ended March 31, 2008 as compared to a loss from operations of $494,656 for the six months ended March 31, 2007, a decrease of $1,413,445.

OTHER INCOME (EXPENSES)

Gain from sales of net assets. Gain on sale of assets for the six months ended March 31, 2007 of $153,319 represents the gains from the sales of our Integrated Power Solutions and The Seven Corporation subsidiaries as described in Note 4 of the Notes to Unaudited Consolidated Financial Statements appearing elsewhere herein. We did not have comparable transactions during the six months ended March 31, 2008.

Interest Income. Interest income for the six months ended March 31, 2008 amounted to $2,584 and represented interest earned on interest bearing cash accounts. This compares to $2,261 in interest income in the comparable period in fiscal 2007.

Interest Expense. For the six months ended March 31, 2008, interest expense amounted to $285,007 as compared to $234,085 for the six months ended March 31, 2007, an increase of $50,922 or 22%. The increase in interest expense is primarily attributable to higher balances of interest bearing liabilities as a result of the acquisition of Inline Corporation. Also, during the six months ended March 31, 2007, we amortized deferred financing costs of $10,000, as compared to $0 during the six months ended March 31, 2008.

NET LOSS

Our net loss was $2,190,524 for the six months ended March 31, 2008 compared to $573,161 for the six months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2008 and September 30, 2007:

	March 31,	September 30,	$	%
	2008	2007	Change	Change

Working Capital	(3,861,413)	(1,981,325)	1,880,088	94.9%

Cash	123,399	1,092,470	(969,071)	(88.7%)
Accounts receivable, net	2,523,600	5,115,428	(2,591,828)	(50.7%)
Total current assets	3,245,888	6,243,714	(2,497,826)	(40.0%)
Property and equipment, net	722,138	344,728	377,410	109.5%
Goodwill	1,715,450	—	1,715,450	N/A
Intangibles, net	155,392	211,305	(55,913)	(26.5%)
Inventory	464,577	8,097	456,480	5,637.6%

Total assets	5,910,672	6,853,702	(943,030)	(13.8%)

Accounts payable and accrued liabilities	4,605,562	5,805,256	(1,199,694)	(20.7%)
Notes payable-current	2,483,145	2,293,560	189,585	8.3%
Note payable - related party	—	115,767	(115,767)	(100.0%)
Deferred revenue	18,594	10,456	8,138	77.8%
Total current liabilities	7,107,301	8,225,039	(617,738)	(13.6%)
Notes payable-long term	1,036,261	98,716	937,545	949.7%
Total liabilities	8,143,562	8,323,755	180,193	(2.2%)
Accumulated deficit	(15,912,415)	(13,721,164)	(2,191,251)	16.0%
Stockholders’ deficit	(2,232,890)	(1,470,053)	(762,837)	(51.9%)

Net cash used in operating activities was $633,426 for the six months ended March 31, 2008 as compared to net cash used in operating activities of $162,352 for the six months ended March 31, 2007, an increase of $471,074. For the six months ended March 31, 2008, we used cash to fund our net loss of $2,190,524 offset by non-cash items such as depreciation expense of $149,328, share-based compensation expense of $727,925, and offset by changes in assets and liabilities of $572,782. Also during the six months ended March 31, 2008 we experienced increases in collections of accounts receivable of $2,591,828, which was offset by a decrease in accounts payable during the period of $1,199,694. For the six months ended March 31, 2007, we used cash to fund our net loss of $573,161, offset by non-cash items such as depreciation expense of $131,136, amortization of deferred financing cost of $9,999, and a gain on sale of net assets of $153,319, as well as changes in assets and liabilities of $582,688. We also used cash during the six months ended March 31, 2007 to fund increases in accounts receivable due to higher sales activity in the quarter, which was offset by an increase in accounts payable during the period, also related to increased sales.

Net cash used in investing activities for the six months ended March 31, 2008 was $1,347,009 as compared to net cash used in investing activities of $110,873 for the six months ended March 31, 2007. During the six months ended March 31, 2008, we used net cash of $1,311,318 as partial consideration in our acquisition of Inline. Additionally, we used cash of $35,691 for property and equipment purchases. During the six months ended March 31, 2007, we used net cash of $247,000 as partial consideration in our acquisition of the assets of True North. Additionally, we used cash of $1,873 for property and equipment purchases and received net cash from the sale of net assets of one of our subsidiaries of $138,000 during the six months ended March 31, 2007.

Net cash provided by financing activities for the six months ended March 31, 2008 was $1,011,364 as compared to net cash provided of $355,091 for the six months ended March 31, 2007. For the six months ended March 31, 2008, net cash provided by financing activities related to proceeds received from notes payable of $6,043,934 which were advances under our factoring line with Sand Hill Finance LLC, offset by repayments on notes payable of $4,872,667 which were to pay down the balance on the Sand Hill Finance LLC factoring line, payments on related party advances of $115,767 and repayments of equipment financing of $44,136. For the six months ended March 31, 2007, net cash provided by financing activities related to proceeds received from the exercise of stock options and warrants of $322,650, proceeds received from notes payable of $254,903, proceeds received from related party notes and advances of $41,737 offset by repayments on notes payable of $200,000, payments on related party advances of $26,500 and repayments of equipment financing of $37,699.

At March 31, 2008 we had a working capital deficit of $3,861,413 and an accumulated deficit of $15,912,415. The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2007 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales declined by 4.1% during the six months ended March 31, 2008, our gross profit margin increased 3.6% to approximately 15.2% , and our sales were not sufficient to pay our operating expenses. We reported a net loss of $2,190,524 for the six months ended March 31, 2008. Our core business historically has not generated high margins and there are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At March 31, 2008 we had cash on hand of $123,399. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At March 31, 2008 we owed Sand Hill Finance, LLC $2,378,643 under this accounts receivable line.

We do not have any commitments for capital expenditures. In addition, in connection with our annual report for our fiscal year ending September 30, 2008 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002. We do not presently have any external sources of working capital other than what may be available under the factoring agreement with Sand Hill Finance and loans from related parties. Our working capital needs in future periods are dependent primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

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

FAS 141(R) Evaluation

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”). The new standard will significantly change the accounting for and reporting of business combination transactions. FAS 141(R) requires companies to recognize, with certain exception, 100 percent of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; capitalize in process research and development assets acquired; expense as incurred, acquisition related transaction costs; capitalize acquisition-related restructuring costs only if the criteria in Financial Accounting Standards Board No. 146, Accounting for Costs associated with Exit or Disposal Activities are met as of the date of the acquisition; and recognizing changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowance and tax uncertainty accruals as adjustment to income tax expense. FAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We intend to adopt the standard on January 1, 2009. We are currently evaluating the impact, if any, that FAS 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Accounting for Non-controlling Interests.” SFAS 160 clarifies the classification of non-controlling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of non-controlling interests. Under this statement, non-controlling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and non-controlling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008.

Currently, there are no non-controlling interests in any of the Company’s subsidiaries.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 and will be effective for all financial statements January 1, 2009. We are currently evaluating the impact on the disclosures for our derivative instruments and hedging activities.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ICEWEB, INC.

By: /s/ John R. Signorello
May 15, 2008	John R. Signorello,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
May 15, 2008	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer