Form 10QSB
period 2008-06-30
ICEWEB INC
filed 2008-08-14
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2008

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 13, 2008, there were 22,816,588 outstanding shares of common stock, $.001 par value per share.

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

ICEWEB, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE 30, 2008

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements	4
Consolidated Balance Sheet at June 30, 2008 (Unaudited)	4
Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended June 30, 2008 and 2007	5
Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended June 30, 2008 and 2007	6
Notes to Unaudited Consolidated Financial Statements	7-18
Item 2 - Management’s Discussion and Analysis or Plan of Operation	19-27
Item 3 - Controls and Procedures	28

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	29
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3 - Default upon Senior Securities	29
Item 4 - Submission of Matters to a Vote of Security Holders	29
Item 5 - Other Information	29
Item 6 - Exhibits	29

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.
Consolidated Balance Sheet
June 30, 2008
(Unaudited)

CURRENT ASSETS:
Cash	$48,344
Accounts receivable, net of allowance of $9,000	4,100,548
Inventory, net of allowance of $73,518	694,557
Other current assets	45,504
Prepaid expenses	97,668
4,986,621

OTHER ASSETS:
Property and equipment, net	1,141,939
Deposits	61,418
Intangible assets, net of accumulated amortization of $369,589	1,221,341
Total Assets	$7,411,319

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,522,868
Notes payable	1,931,469
Deferred revenue	15,625
9,469,962

Long-Term Liabilities
Notes payable	1,016,558
Total Liabilities	10,486,520

Stockholders’ Deficit
Preferred stock ($.001 par value; 10,000,000 shares authorized)
Series A convertible preferred stock ($.001 par value; 0 shares issued and outstanding)	—
Series B convertible preferred stock ($.001 par value; 1,253,334 shares issued and outstanding)	1,253
Common stock ($.001 par value; 1,000,000,000 shares authorized; 22,279,088 shares issued and 22,116,588, shares outstanding)	22,118
Additional paid in capital	15,092,767
Accumulated deficit	(18,178,339)
Treasury stock, at cost, (162,500 shares)	(13,000)

Total stockholders’ deficit	(3,075,201)
Total liabilities and stockholders’ deficit	$7,411,319

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
Sales	$5,981,083	$3,655,019	$14,095,946	$12,114,253
Cost of sales	5,249,906	3,176,055	12,127,796	10,652,698
Gross profit	731,177	478,964	1,968,150	1,461,555

Operating expenses:
Marketing and selling	50,208	(53,981)	138,927	117,248
Depreciation and amortization	259,933	58,658	412,297	189,794
Research and development	121,906	—	207,636	—
General and administrative	2,369,286	764,064	5,187,547	1,938,947

Total Operating Expenses	2,801,333	768,741	5,946,407	2,245,989

Income (loss) From Operations	(2,070,156)	(289,777)	(3,978,257)	(784,434)

Other income (expenses):
Gain/(loss) from sale of assets	—	—	—	153,319
Interest income	682	952	3,266	2,446
Interest expense	(196,450)	(103,880)	(481,457)	(447,816)

Total other (expenses):	(195,768)	(88,195)	(478,191)	(292,050)
Net income (loss)	$(2,265,924)	$16,903	$(4,456,448)	$(1,076,484)
Basic and diluted loss per common share	$(0.12)	$(0.05)	$(0.28)	$(0.11)
Weighted average common shares outstanding-basic and diluted	19,172,959	10,352,305	16,162,168	9,888,434

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2008	2007
NET CASH USED IN OPERATING ACTIVITIES	$(385,319)	$87,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(65,923)	(1,873)
Net cash received from sale of net assets	—	138,000
Gain on conversion of note payable to equity	—	(132,875)
Cash used in acquisitions, net	(1,311,318)	(247,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,377,241)	(243,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	(60,068)	(57,006)
Proceeds from notes payable - related party	—	30,000
Repayment of notes payable - related party	(115,767)	(26,500)
Net proceeds from related party advances	—	11,737
Proceeds from notes payable	7,092,685	610,037
Payments on notes payable	(6,476,876)	(1,048,070)
Proceeds from exercise of common stock options	198,450	185,650
Proceeds from sale of common stock	80,000	—
Proceeds from exercise of common stock warrants	—	407,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	718,424	112,848

NET INCREASE (DECREASE) IN CASH	(1,044,136)	(43,345)

CASH - beginning of period	1,092,470	432,885

CASH - end of period	$48,334	$389,540

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$463,245	$435,316
Income taxes	—	—

Non-cash transactions affecting investing and financing activities:
Fair value of shares issued for services from a retailer and an investor relations firm	$—	(350,000)
Conversion of shares of preferred stock to shares of common stock	1,037,000	300
Fair value of shares issued in satisfaction of debt to related parties	—	114,000

Acquisition details:
Goodwill	$—	$—
Liabilities assumed	$1,616,814	$—
Common stock issued	$276,845	—
Direct costs	740,000	—
Fair value of assets acquired	$3,944,977	$—
Cash paid	$1,311,318	$250,000

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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
JUNE 30, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2007 and 2006 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the nine months ended June 30, 2008, the Company incurred a net loss of $4,456,448 which included noncash expenses of $2,284,615. Cash used in operations totaled $385,319. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of June 30, 2008. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the nine months ended June 30, 2008 and 2007, respectively.

Intangible Assets

Intangible assets, net consists of the cost of acquired customer relationships and the value of Federal contracts that the Company acquired in the acquisition of certain assets of True North, and from the acquisition of Inline Corporation. The Company capitalizes and amortizes the cost of acquired intangible assets over their estimated useful lives on a straight-line basis. The estimated useful lives of the Company’s acquired customer relationships and Federal government contracts are from three to five years.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. The Company performed its latest annual impairment test with regard to the carrying value of goodwill as of June 30, 2008. For the nine months ended June 30, 2008, the Company did not record any impairment to goodwill.

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
JUNE 30, 2008

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

Earnings per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is anti-dilutive. At June 30, 2008, there were options and warrants to purchase 8,282,035 shares of common stock and 1,253,334 shares issuable upon conversion of Series B preferred stock which could potentially dilute future earnings per share.

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
JUNE 30, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)

We elected to adopt the modified prospective application transition method as provided by SFAS 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the three months ended June 30, 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2008, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2008, property and equipment consisted of the following:

	Estimated Life
Office equipment	5 years	$526,178
Computer software	3 years	713,876
Vehicles	3 years	17,330
Furniture and fixtures	5 years	261,385
Leasehold improvements	3 years	999,050
		2,517,819
Less: accumulated depreciation		(1,375,880)
		$1,141,939

Depreciation expense for the Nine Months Ended June 30, 2008 and 2007 was $206,882 and $189,794 respectively.

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
JUNE 30, 2008

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

On December 22, 2007, we acquired 100% of the outstanding stock of Inline for $1,311,318 in cash, plus 503,356 shares of IceWEB common stock valued at $276,846, the fair market value on the date of acquisition. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements of operations from the date of acquisition. Inline is a leading provider of intelligent enterprise data storage solutions and services for the geospatial intelligence marketplace. Inline’s proprietary products include reliable, high performance Storage Area Network Solutions, Network Attached Storage, and Direct Attached Storage and the rapidly expanding OEM Storage Centric Appliances. Today, Inline has developed its fifth generation of advanced data storage solutions, marketed under the brands TruEnterprise and FileStorm. All Inline systems function in a heterogeneous operating system environment, including Windows, UNIX and Linux. The purchase of Inline Corporation included the acquisition of assets of $2,352,114, and liabilities of $1,616,814.

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of Inline and certain assets of True North occurred at October 1, 2006.

	For the Nine Months Ended June 30,
	2008	2007
Sales, net	$16,300,745	$14,033,295
Net loss	(4,690,933)	(1,792,348))
Net loss per common share - basic and diluted	(0.29)	(0.18)

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the acquisition occurred at October 1, 2006, nor is it necessarily indicative of future operating results.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5 - RELATED PARTY TRANSACTIONS

Note Payable - Related Party

During the fiscal year ended September 30, 2007, a company that the Company’s chief executive officer is a shareholder in lent funds to the Company for working capital purposes. As consideration for providing the funding, the Company agreed to issue1.54 shares of common stock for each dollar lent under the loan. During the nine months ended June 30, 2008, the Company borrowed $4,490 under this loan agreement and repaid the loan in full in the amount of $115,767. At June 30, 2008, the Company owed this related party $0.

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In December, 2007 the agreement was amended to increase the maximum balance up to $3,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At June 30, 2008, the principal amount due under the Financing Agreement amounted to 1,843,671.

Interest is payable on this note was reduced in January, 2008 from a rate of 2% per month on the average balance outstanding during the year, to 1.75%, which is equal to an annual interest of approximately 18% per year. The Company also agreed to pay an upfront commitment fee of 1% of the credit line upon signing of the Financing Agreement, half of which was due and paid upon signing (amounting to $9,000) and half of which is due on the first anniversary of the Financing Agreement. In addition, the Company is obligated to pay a commitment fee of 1% of the credit limit annually, such amount payable on the anniversary of the agreement.

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

In addition to the note secured by accounts receivable, the Company entered into a Financing Agreement with Sand Hill Finance, LLC to borrow $1,000,000 at an annual interest rate of 24%. At June 30, 2008, the principal amount due under this Financing Agreement amounted to 979,379.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 6 - NOTES PAYABLE (continued)

Note Payable - Other

At June 30, 2007, the Company retired a promissory note to a stockholder in the amount of $150,000, plus accrued interest of $96,875, in exchange for 200,000 shares of the Company’s common stock. The note bore interest at the rate of 12.5% per annum and was due on demand.

In May 2005, the Company issued to this stockholder 125,000 shares of common stock as consideration for the extension of the maturity date of the note by 10 years to September 30, 2014 which had been orally agreed to in fiscal 2004. The shares were valued at $200,000, the fair value at the date of issuance. The cost associated with these shares has been accounted for as deferred finance charges to be amortized over the life of the deferral period. The unamortized deferred finance cost of $145,000 was taken as a charge to interest expense in June, 2007. For the Nine Months Ended June 30, 2008 and 2007, amortization of deferred financing costs amounted to $0 and $5,000 respectively, and is included in interest expense on the accompanying consolidated statements of operations.

NOTE 7 - EQUIPMENT FINANCING PAYABLE

On July 6, 2006, the Company entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. The Company received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, the Company entered into an agreement to lease the equipment back from the third party for 36 monthly rent payments of $10,398 until August 2009. The Company accounted for this equipment financing arrangement as a capital lease. In connection with the agreement, the Company made an initial security deposit of $30,000 and is included in deposits in the balance sheet at June 30, 2008. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, the Company did not record any gain or loss. Imputed interest on this financing is 20% per annum. At June 30, 2008, the principal amount due under this equipment financing arrangement amounted to $124,977. From time to time we have failed to make the monthly payments due under this agreement on a timely basis. Should the lessor declare us in default, it would be entitled to accelerate all amounts due under the agreement which is approximately $145,000 at June 30, 2008. If we were unable to satisfy such amount, the lessor could retake the equipment thereby depriving us of its use which could materially affect our business and operations.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2008, the Company had no amounts in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 9 - STOCKHOLDERS’ DEFICIT

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2008 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	5,955,000	$1.25
Granted	120,000	1.00
Exercised	(2,825,000)	0.28
Forfeited	(2,950,000)	0.95
Balance at end of period	300,000	$2.18

Warrants exercisable at end of period	300,000	$2.18

Weighted average fair value of warrants granted or re-priced during the period		$—

The following table summarizes information about common stock warrants outstanding at June 30, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$0.65	75,000	1.17 Years	$0.65	75,000	$0.65
1.00	145,000	4.50 Years	1.00	145,000	1.00
2.00	5,000	3.06 Years	2.00	5,000	2.00
4.00	37,500	1.50 Years	1.00	37,500	4.00
8.00	37,500	1.50 Years	8.00	37,500	8.00
	300,000		$2.18	300,000	$1.25

In March 2008 500,000 of the outstanding common stock warrants were converted on a cashless basis into 200,000 shares of common stock. On April 4, 2008, 4,650,000 of the outstanding common stock warrants were converted on a cashless basis into 2,325,000 shares of common stock.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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
JUNE 30, 2008

NOTE 10 - STOCK OPTION PLAN (continued)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	June 30,
	2008	2007
Expected volatility	56% - 65%	100% - 110%
Expected term	3 Years	5 years
Risk-free interest rate	4.39% - 4.57%	4%
Expected dividend yield	0%	0%

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

For the nine months ended June 30, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to $497,280. At June 30, 2008, there was approximately $581,642 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of June 30, 2008 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	5,212,219	$0.61
Granted	5,160,000	0.33
Exercised	(825,000)	0.18
Forfeited	(1,565,184)	0.46
Balance at end of period	7,982,035	$0.50

Options exercisable at end of period	4,624,129	$0.55

Weighted average fair value of options granted during the year		$0.55

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 10 - STOCK OPTION PLAN (continued)

The following table summarizes information about employee stock options outstanding at June 30, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$0.001 - 0.55	4,549,816	1.21 Years	$0.35	2,665,493	$0.40
0.56 - 0.80	3,337,500	1.36 Years	0.63	1,863,917	0.65
1.44 - 3.80	94,719	0.56 Years	2.84	94,719	2.84
	7,982,035		$0.50	4,624,129	$0.55

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

IceWEB’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, reselling hardware and software. For the Nine Months Ended June 30, 2008 and 2007 all material assets and revenues of IceWEB were in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the nine months ended June 30, 2008 and 2007 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

OVERVIEW

In December, 2007 we acquired Inline Corporation, a manufacturer of storage area network applications and solutions. This acquisition repositions the Company to manufacture and sell its own branded storage area network products and solutions to Federal, state, local governments, and commercial customers. For the nine months ended June 30, 2008, revenue from Inline included in the operating results for IceWEB, Inc. amounted to 744,198. Going forward it is anticipated that Inline storage products will make a significant contribution to IceWEB’s results of operations. Inline’s facility is located in Sterling, Virginia, approximately five miles from IceWEB’s headquarters location.

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

NINE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2007

The following table provides an overview of certain key factors of our results of operations for the Nine Months Ended June 30, 2008 as compared to the Nine Months Ended June 30, 2007:

	Nine months ended
	June 30,
	2008	2007	$ of Change	% Change
Net Revenues	14,095,946	12,114,253	1,981,693	16.4%
Cost of sales	12,127,796	10,652,698	1,475,099	13.8%
Operating Expenses:
Marketing and selling	138,927	117,248	21,679	18.5%
Depreciation and amortization	412,297	189,794	222,503	117.2%
Research and development	207,636	—	207,636	N/A
General and administrative	5,187,547	1,938,947	3,248,600	167.5%
Total operating expenses	5,946,407	2,245,989	3,700,418	164.8%
Loss from operation	(3,978,257)	(784,434)	(3,193,823)	407.2%
Total other income (expense)	(478,191)	(292,050)	(186,141)	63.7%
Net loss	(4,456,448)	(1,076,484)	(3,379,964)	314.0%

Other Key Indicators:

	Nine months ended
	June 30,
	2008	2007	% Change
Cost of sales as a percentage of revenues	86.0%	87.9%	(1.9%)
Gross profit margin	14.0%	12.1%	1.9%
General and administrative expenses as a percentage of revenues	36.8%	16.0%	20.8%
Total operating expenses as a percentage of revenues	42.2%	18.5%	23.6%

Revenues

For the nine months ended June 30, 2008, we reported revenues of $14,095,946 as compared to revenues of $12,114,253 for the nine months ended June 30, 2007, an increase of $1,981,693 or approximately 16.4%. The increase is primarily due to an increase in our third party product sales through our IceWEB Solutions Group which accounted for approximately 95% of our revenue. Revenues from Inline from the date of acquisition totaled $744,198. We anticipate that IceWEB proprietary product revenue will continue to increase for fiscal 2008, and will make up a larger percentage of total revenue, primarily through sales of Inline storage products.

Cost of Sales

Our cost of sales consists primarilyof products purchased for resale, and third party contractors. For the nine months ended June 30, 2008, cost of sales was $12,127,796, or approximately 86.0% of revenues, compared to $10,652,698, or approximately 87.9% of revenues, for the nine months ended June 30, 2007. The increase in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007 was the result of improved mix of higher margin products, primarily our IceWEB branded and storage products, during the three months ended June 30, 2008 as a percentage of total revenue. We anticipate that our gross profit margins will continue to improve through the balance of fiscal 2008, as IceWEB proprietary product revenue will make up a larger percentage of total revenue, primarily through sales of Inline storage products.

Total Operating Expenses

Our total operating expenses increased to $5,946,407 for the nine months ended June 30, 2008 as compared to $2,245,989 for the nine months ended June 30, 2007. These changes include:

•           Marketing and Selling. For the nine months ended June 30, 2008, marketing and selling costs were $138,927 as compared to $117,248 for the nine months ended June 30, 2007, an increase of $21,679 or approximately 18.5%. The increase was due to an increase in IceWEB Online web marketing, and advertising and print advertising during the nine months ended June 30, 2008.

•           Depreciation and amortization expense. For the nine months ended June 30, 2008, depreciation and amortization expense amounted to $412,297 as compared to $189,794 for the nine months ended June 30, 2007, an increase of $222,503 or 117.2%. The increase in amortization was primarily attributable to the amortization of the GSA schedule costs which were acquired as part of the True North transaction in November, 2006, the amortization of the manufacturing GSA schedule acquired in the acquisition of Inline Corporation, and to the depreciation of assets related to the acquisition of Inline Corporation in December, 2007.

•           Research and development expense. For the nine months ended June 30, 2008, research and development expense amounted to $207,636 as compared to $0 for the nine months ended June 30, 2007. The increase is due to the research and development activities related to our storage products that were part of the acquisition of Inline Corporation in December, 2007.

•           General and administrative expense. For the nine months ended June 30, 2008, general and administrative expenses were $5,187,547 as compared to $1,938,947 for the nine months ended June 30, 2007, an increase of $3,248,600. For the nine months ended June 30, 2008 and 2007 general and administrative expenses consisted of the following:

	June 30,	June 30,
	2008	2007
Occupancy	$236,990	167,115
Consulting	127,325	139,607
Salaries, benefits and taxes	3,360,317	1,159,207
Professional fees	62,792	105,491
Internet/Phone	70,890	52,372
Travel/Entertainment	103,436	73,223
Investor Relations	862,177	115,019
Other	313,685	91,416
Leased Equipment	49,935	35,497
	$5,187,547	1,938,947

•
For the nine months ended June 30, 2008, occupancy expense amounted to $236,990 as compared to $167,115 for the nine months ended June 30, 2007, an increase of $69,875. The increase was due to the rent expense associated with the manufacturing facility obtained in the acquisition of Inline.

•
For the nine months ended June 30, 2008, salaries, benefits and taxes increased to $3,360,317 as compared to $1,159,207 for the nine months ended June 30, 2007. Salary expense is higher primarily due to non-cash incentive compensation of $1,234,480 for the nine months ended June 30, 2008, versus a credit for non-cash incentive stock option expense of $261,436 for the year-ago period, a net increase of $1,495,916 in non-cash expense. Non-cash incentive compensation paid to officers totaled $640,681. In addition, sales commission expense for the nine months ended June 30, 2008 totaled $267,634, as compared to $195,621 in the year ago period, an increase of $72,013. The difference in expense is due primarily to the timing of cash received from customers. Base salary expense for the nine month period ended June 30, 2008 totaled $1,804,976 as compared to $1,082,796 for the year-ago period, an increase of $722,180. Of this increase in salaries, $512,838 is related to the acquisition of Inline, and includes one-time bonuses to Inline employees of $88,490.

•
For the nine months ended June 30, 2008, other expense amounted to $313,685 as compared to $91,416 for the nine months ended June 30, 2007, an increase of $222,269. The increase was due to a one-time charge for credit card fees of $20,049, web site development costs of $38,035 and $33,838 of miscellaneous tax and auto expense related to the acquisition of Inline, in 2008, a credit to other expense for the gain on the conversion of a note payable to equity in 2007 of $132,850, and an increase in insurance expense of $35,025.

•
For the nine months ended June 30, 2008 investor relations expense increased to $862,177 as compared to $115,019 for the nine months ended June 30, 2007. The increase is due to an increased number of road shows and a general increase in investor relations activity. $493,850 of this increase was non-cash.

We anticipate that, excluding FAS123 related incentive stock option expense, general and administrative expenses will continue to remain flat during the balance of fiscal 2008, after factoring in the additional operating costs associated with the acquisition of Inline.

LOSS FROM OPERATIONS

We reported a loss from operations of $3,978,257 for the nine months ended June 30, 2008 as compared to a loss from operations of $784,434 for the nine months ended June 30, 2007, an increase of $3,193,824.

OTHER INCOME (EXPENSES)

Gain from sales of net assets. Gain on sale of assets for the nine months ended June 30, 2007 of $153,319 represents the gains from the sales of our Integrated Power Solutions and The Seven Corporation subsidiaries as described in Note 4 of the Notes to Unaudited Consolidated Financial Statements appearing elsewhere herein. We did not have comparable transactions during the nine months ended June 30, 2008.

Interest Income. Interest income for the nine months ended June 30, 2008 amounted to $3,266 and represented interest earned on interest bearing cash accounts. This compares to $2,446 in interest income in the comparable period in fiscal 2007.

Interest Expense. For the nine months ended June 30, 2008, interest expense amounted to $481,457 as compared to $447,816 for the nine months ended June 30, 2007, an increase of $33,641 or 7.5%. The increase in interest expense is primarily attributable to higher balances of interest bearing liabilities as a result of the acquisition of Inline Corporation. Also, during the nine months ended June 30, 2007, we amortized deferred financing costs of $159,999, as compared to $3,020 during the nine months ended June 30, 2008.

NET LOSS

Our net loss was $4,456,448 for the nine months ended June 30, 2008 compared to $1,076,484 for the nine months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2008 and September 30, 2007:

	June 30,	September 30,	$	%
	2008	2007	Change	Change
Working Capital	(4,483,341)	(1,981,325)	(2,502,016)	126.3%

Cash	48,344	1,092,470	(1,044,126)	(95.6%)
Accounts receivable, net	4,100,548	5,115,428	(1,014,880)	(19.8%)
Total current assets	4,986,621	6,243,714	(1,257,093)	(20.1%)
Property and equipment, net	1,141,939	344,728	797,211	231.3%
Intangibles, net	1,221,341	211,305	1,010,036	478.0%
Inventory	694,557	8,097	686,460	8,478.4%

Total assets	7,411,319	6,853,703	557,616	8.1%

Accounts payable and accrued liabilities	7,522,868	5,805,256	1,717,612	29.6%
Notes payable-current	1,931,469	2,293,560	(362,091)	(15.8%)
Note payable - related party	-	115,767	(115,767)	(100.0%)
Deferred revenue	15,625	10,456	5,169	49.4%
Total current liabilities	9,469,962	8,225,039	(1,244,923)	15.1%
Notes payable-long term	1,016,558	98,716	917,842	929.8%
Total liabilities	10,846,520	8,323,755	2,162,765	26.0%
Accumulated deficit	(18,178,339)	(13,721,164)	(4,457,175)	32.5%
Stockholders’ deficit	(3,075,201)	(1,470,053)	(1,605,148)	109.2%

Net cash used in operating activities was $385,319 for the nine months ended June 30, 2008 as compared to net cash provided from operating activities of $87,556 for the nine months ended June 30, 2007, a decrease of $472,875. For the nine months ended June 30, 2008, we used cash to fund our net loss of $4,540,382 offset by non-cash items such as depreciation and amortization expense of $409,261, share-based compensation expense of $1,873,089, and offset by changes in assets and liabilities of $806,470. Also during the nine months ended June 30, 2008 we experienced decreases in collections of accounts receivable of $1,014,880, and an increase in accounts payable and accrued expenses during the period of $1,717,612.

For the nine months ended June 30, 2007, we used cash to fund our net loss of $1,076,484, offset by non-cash items such as depreciation expense of $189,794, amortization of deferred financing cost of $159,999, and a gain on sale of net assets of $153,319, as well as changes in assets and liabilities of $1,148,093. We also used cash during the nine months ended June 30, 2007 to fund increases in accounts receivable of $1,020,640, due to higher sales activity in the quarter, which was offset by an increase in accounts payable during the period, also related to increased sales.

Net cash used in investing activities for the nine months ended June 30, 2008 was $1,377,241 as compared to net cash used in investing activities of $243,749 for the nine months ended June 30, 2007. During the nine months ended June 30, 2008, we used net cash of $1,311,318 as partial consideration in our acquisition of Inline. Additionally, we used cash of $65,923 for property and equipment purchases. During the nine months ended June 30, 2007, we used net cash of $247,000 as partial consideration in our acquisition of the assets of True North. Additionally, we used cash of $1,873 for property and equipment purchases and received net cash from the sale of net assets of one of our subsidiaries of $138,000 during the nine months ended June 30, 2007.

Net cash provided by financing activities for the nine months ended June 30, 2008 was $718,434 as compared to net cash provided of $112,848 for the nine months ended June 30, 2007. For the nine months ended June 30, 2008, net cash provided by financing activities related to proceeds received from notes payable of $7,092,685 which were advances under our factoring line with Sand Hill Finance LLC, offset by repayments on notes payable of $6,476,876 which were to pay down the balance on the Sand Hill Finance LLC factoring line, payments on related party advances of $115,767 and repayments of equipment financing of $44,136. For the nine months ended June 30, 2007, net cash provided by financing activities related to proceeds received from the exercise of stock options and warrants of $592,650, proceeds received from notes payable of $610,037, proceeds received from related party notes and advances of $41,737 offset by repayments on notes payable of $1,048,070, payments on related party advances of $26,500 and repayments of equipment financing of $57,006.

At June 30, 2008 we had a working capital deficit of $4,483,341 and an accumulated deficit of $18,178,339. The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2007 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales increased by 16.4% during the nine months ended June 30, 2008, our gross profit margin increased 1.9% to approximately 14%. Our sales were not sufficient to pay our operating expenses. We reported a net loss of $4,456,448 for the nine months ended June 30, 2008. Our core business historically has not generated high margins and there are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At June 30, 2008 we had cash on hand of $48,344. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At June 30, 2008 we owed Sand Hill Finance, LLC $1,843,671 under this accounts receivable line.

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

As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. In December 2005 we sold shares of our Series B Convertible Preferred Stock. The designations of these shares included a restriction that so long as the shares are outstanding, we cannot sell or issue any common stock, rights to subscribe for shares of common stock or securities which are convertible or exercisable into shares of common stock at an effective purchase price of less than the then conversion value which is presently $0.2727 for the Series B Convertible Preferred Stock. Under the terms of the Series B Convertible Preferred Stock transaction, we also agreed not to issue any convertible debt or preferred stock. Finally, under the terms of the financing agreement with Sand Hill Finance, LLC we agreed not to incur any additional indebtedness other than trade credit in the ordinary course of business. These covenants may limit our ability to raise capital in future periods.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 and will be effective for all financial statements January 1, 2009. We are currently evaluating the impact on the disclosures for our derivative instruments and hedging activities.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2008 we issued 700,000 shares of common stock valued at $322,000 for services rendered, to an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On April 16, 2008 we issued 100,000 shares of common stock valued at $46,000 for services rendered, to an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On May 7, 2008 we issued 6,250 shares of common stock valued at $46,000 as part of a settlement of a lawsuit, to an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 5, 2008 we sold 400,000 shares of common stock valued at $80,000 to an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

ICEWEB, INC.

August 14, 2008	By:	/s/ John R. Signorello
John R. Signorello, Chief Executive Officer, principal executive officer

August 14, 2008	By:	/s/ Mark B. Lucky
Mark B. Lucky Chief Financial Officer, principal financial and accounting officer