Form 10KSB
period 2008-09-30
ICEWEB INC
filed 2008-12-29
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:  0-27865

ICEWEB, INC.
(Name of small business issuer in its charter)

Delaware	13-2640971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45925 Maries Road, Dulles, VA	20166
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (703) 964-8000

Securities registered under Section 12(b) of the Exchange Act:

None	None
(Title of each class)	(Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. $16,294,423 for the 12 months ended September 30, 2008.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of December 28, 2008 the aggregate market value of the common stock held by non-affiliates at the closing price of the registrant’s common stock is approximately $994,000.

State the number of shares outstanding of each of the issuer’s class of common equity. As of December 28, 2008, 30,379,369 shares of common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). None.

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

CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

IceWEB, Inc., a Delaware corporation (IWEB or the Company) is a storage technology company headquartered in Sterling, Virginia.

BUSINESS OF ICEWEB

The Company was originally founded to serve the commercial and federal markets with network security products and proprietary on-line software solutions.  In 2008, the Company narrowed its focus and expanded its capabilities by acquiring INLINE Corporation, a data storage company specializing in custom designed, short-production run storage solutions for the Geospatial Information Systems (GIS) market.

Therefore, for 2009, the Company has three lines of business: Storage & GIS products, IT solutions and Online services.  The Company plans to grow its revenues and profits in both the Storage and solutions businesses while maintaining its position in the online market.

Storage & GIS Products.   These products simplify how enterprises retain, access, manage and protect their data.   Demand for data storage is ever-growing and ubiquitous as data files in all market sectors have become larger and richer with video and multimedia content.  This growth is particularly strong in the already billion dollar GIS market that is projected to grow ten-fold over the next decade.   Therefore, IceWEB’s strategic direction is to grow its share and profits in this market based upon its own proprietary designs and its strategic relationships with its GIS software OEMs such as ESRI, the world-wide leader in GIS application software.

IceWEB and ESRI have collaborated to create ultra-high performance INLINE/ESRI GIS systems that allow customers to analyze data in ways never before possible.  IceWEB designs, manufactures and, in concert with its OEM partners, markets these systems to organizations all over the world.

In addition to the Company’s line of hardware/software storage products, customers can choose from a broad range of warranty and service programs.  INLINE products range from storage servers, to NAS (Network Attached Storage) and SAN (Storage Area Network) solutions.  OEM/Custom products are focused on the GIS markets.

Core Products	Models	GIS
Servers	Enterprise & Workgroup	GIS Server, GIS Workgroup Server GIS MLP
SAN	Fibre Channel and IP
NAS	Engines – Gateways into storage subsystems.	GIS Data Appliance MLP Data Appliance
	Appliances – Fully bundled NAS with storage	GIS Appliance GIS Database
GIS products utilize the latest storage server, SAN and NAS technology

IT Solutions.  IceWEB provides IT network infrastructure security solutions to government and commercial organizations.  The products come from the Company’s strategic partners which include RSA Security, ISS, Blue Coat, F5 Networks, McAfee and Cisco.  IceWEB will continue to invest in this business in 2009.  Solutions include:

Security information management, firewall implementation, management and monitoring
Intrusion detection, intrusion, prevention, anti-virus, anti-spam
Wide area network optimization, user authentication, remote access control

Online Services.  In December 2005, IceWEB launched IceMAILTM a packaged software service that provides network –hosted groupware, email, calendaring and collaboration functionality.  Customers are organizations wishing to use Microsoft Exchange and Outlook without having to procure, maintain and manage their own equipment and software.   Online services were subsequently expanded to include IcePORTALTM which provides customers with a complete Intranet portal and IceSECURETM a hosted email encryption service.  These products continue to provide predictable monthly revenues for the Company; however the Company has no plans to make new investments in this business in 2009.

Customers. GIS applications allow customers to acquire, view, understand, interpret and visualize data in ways that reveal relationships, patterns and trends in the form of maps, globes, reports and charts.  IceWEB’s core GIS focus is complimented by its network infrastructure security solutions which are offered in partnership with a wide range of OEM technology leaders.   OEM customers include ESRI, Highwinds Solutions, Stryker Imaging and SAIC.

Commercial customers include enterprise companies, small to medium sized businesses (SMB) and OEM partners.  IceWEB serves Federal Government markets through GSA, GWAC and BPA agreements with customers in the US Departments of Defense (DOD), Homeland Security (DoHS), the National Aeronautics and Space Administration (NASA) and the National Science Foundation (NSF).

Customer Support and Service.  Quality and responsive customer support services can turn first-time customers into perpetual customers.  These services can also provide the Company with an ever-growing, predictable revenue stream.

All INLINE products are sold with the Company’s ‘Bronze’ warranty which includes telephone technical support during normal business hours and parts repair or replacement when returned to factory.  ‘Silver’ coverage supplements ‘Bronze’ by providing next business day shipment for any user replaceable parts falling under warranty.

‘Gold’ coverage provides U.S. customers with a special toll-free number for technical support.  In addition these customers receive, when necessary, on-site assistance during 9 to 5 during the normal work week.  ‘Platinum’ services receive all other services plus the added protection of on-site service with 4 hour response.

In addition, the Company provides factory-authorized services for ESRI customers.   For customers with sensitive or classified data such as the Department of Defense, the Company keeps magnetic hard drive platters ready for mailing in event of failure in the field (these customers cannot return defective hard drives due to security reasons).

Sales & Marketing. IceWEB storage and GIS products are sold to end users via the Company’s own direct sales force and by its OEM partner sales organization.  These OEMs help market and sell our products with the assistance of our sales force.  Our marketing efforts increase brand awareness and uncover qualified prospects for our direct sales force.  Marketing includes tradeshows, advertising, public relations and Internet.

Research and Development.  Continued investment in product research and development is critical to the Company’s business.  The Company has skilled engineers with extensive experience in the fields of computing, storage, distributed systems, network system design, and GIS applications.  R&D is conducted at the Company’s headquarters in Dulles, VA.

Manufacturing is conducted at Company headquarters in Dulles, VA.  In addition the Company utilizes Xyratex Technology Limited for the assembly, quality control, packaging and shipping for some of its products.  Xyratex procures the majority of the components for suppliers pre-qualified by IceWEB.   Xyratex and IceWEB collaborate to ensure that third-party suppliers can provide sufficient components to satisfy product delivery schedules. All final test procedures conducted by Xyratex are approved by IceWEB and finished products samples are inspected and tested by IceWEB to ensure that all finished goods meet IceWEB’s rigorous quality standards.

Competition.   The market for IceWEB storage is highly competitive and likely to become even more competitive in the future. Established companies have historically dominated the storage market, including EMC, Network Appliance, Dell, Hewlett-Packard, Sun Microsystems, Hitachi Data Systems and IBM.

In addition there is additional competition from smaller companies such as Compellent Technologies and LeftHand Networks. In the future, new competitors will emerge as well as increased competition, both domestically and internationally, from other established storage companies.  The principal competitive market factors are:

•	Industry credibility.

•	Product scalability, performance and reliability

•	Ease of installation and management;

•	Software functionality;

•	Total cost of ownership;

•	Customer support

•	Market presence

IceWEB competes effectively across all of these factors. In particular, the Company’s product architecture provides significant competitive advantages in terms of performance, scalability, ease of management and low total cost of ownership.  OEM partners provide the Company with a significant number of reference accounts which address credibility and helps marketing to new customers.

Many of the competitors have longer operating histories, better name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources than we have. Competitors may also be able to devote greater resources to the development, promotion, sale and support of their products. Competitors may also have more extensive customer bases and broader customer relationships than the Company including relationships with potential IceWEB customers.

Intellectual Property

Success in the Company’s technological markets depends, in part, upon the Company’s ability to obtain and maintain proprietary protection for its products, technology and know-how.  This must be accomplished without infringing the proprietary rights of others and while simultaneously preventing others from infringing upon the Company’s own proprietary rights.

IceWEB seeks to protect its proprietary positions by, among other methods, filing patent applications. Patent efforts are focused in the United States and, when justified by cost and strategic importance, we file related foreign patent applications in jurisdictions such as the European Union and Japan. As of September 30, 2008, we had applied for three provisional U.S. patents.

Pending patent applications relate to the rapid ingestion of massive amounts of video and other data and other network storage concepts.  It is unknown if any of the patent applications will issue as patents.  The patent applications may be opposed, contested, circumvented, designed around by a third party, or found to be invalid or unenforceable.

Copyright law, trademarks and trade secret agreements are also used to protect and maintain proprietary positions.   The Company’s proprietary information is protected by internal and external controls, including contractual agreements with employees, end-users and channel partners. There is no assurance that these parties will abide by the terms of their agreements.

Trademarks are used on some of the IceWEB products and these distinctive marks may be an important factor in marketing the products.  Inline® and Inline logo trademarks have been registered in the United States.

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

In March 2006 we acquired PatriotNet, Inc., an Internet service provider, for total consideration of $290,000 of which $190,000 was paid in cash and $100,000 was paid through the issuance of 100,000 shares of our common stock. We granted Patriot Computer Group, Inc., the seller in the transaction, certain piggyback registration rights for the 100,000 shares of our common stock issued as partial consideration in the transaction. At the time of the acquisition, the purchase price exceeded the fair value of the assets acquired by $390,600 which we treated as goodwill for accounting purposes. From the date of acquisition through September 30, 2007 revenues from PatriotNet were approximately $316,000 and represented approximately 6% of our consolidated revenues. On December 1, 2006 we sold PatriotNet to Leros Online, Inc., a third party, for $150,000 in cash and the assumption of $60,000 in liabilities. At September 30, 2007 we recorded goodwill impairment of $180,000 related to this transaction.

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

On November 15, 2006, we acquired certain of the assets of True North Solutions related to its governmental customer business for $350,000 of which $250,000 was paid in cash and the balance was paid through the delivery of a $100,000 principal amount promissory note secured by collateral pledge of the assets, payable immediately upon accomplishment of the novation of the GSA Schedule. Under the terms of the agreement, we acquired the customers, forecast, contract renewals, and GSA schedule of True North Solutions. We permitted True North Solutions to use the purchased assets until December 31, 2006 pursuant to which we acted as the seller’s subcontractor until the novation of the GSA Schedule was complete. The novation of the GSA schedule was completed in March, 2008.

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

On December 22, 2007, we acquired 100% of the outstanding stock of Inline for $1,925,128 in cash, plus 503,356 shares of IceWEB common stock valued at $276,846, the fair market value on the date of acquisition. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements of operations from the date of acquisition. Inline is a leading provider of intelligent enterprise data storage solutions and services for the geospatial intelligence marketplace.  Inline’s proprietary products include reliable, high performance Storage Area Network Solutions, Network Attached Storage, and Direct Attached Storage and the rapidly expanding OEM Storage Centric Appliances. Today, Inline has developed its fifth generation of advanced data storage solutions, marketed under the brands TruEnterprise and FileStorm. All Inline systems function in a heterogeneous operating system environment, including Windows, UNIX and Linux. The purchase of Inline Corporation included the acquisition of assets of $2,688,795, and liabilities of $614,668.

RISK FACTORS

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS ABSENT A MATERIAL INCREASE IN OUR REVENUES.

We have an accumulated deficit of $20,131,957 at September 30, 2008.  For the years ended September 30, 2008 and 2007, we had a net loss attributable to common stockholders of approximately $6,410,793 and approximately $2,850,123, respectively, and cash provided by/(used) in operations was approximately $862,691 and ($1,245,512), respectively. The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended September 30, 2008 contains a qualification expressing substantial doubt as to our ability to continue as a going concern as a result of our net losses and cash used in operations. We reported a decrease in our revenues for fiscal 2008 as compared to fiscal 2007 of approximately 13% which is primarily related to a drop in our IceWEB Solutions Group.  We cannot assure you that our revenues will increase in future periods, nor can we assure you that they will not decrease. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through the issuance of equity and short-term loans. Capital is typically needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary if we wish to acquire additional assets or companies and for the effective integration, operation and expansion of these businesses. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. At September 30, 2008, we had a working capital deficit of $5,572,671 as compared to a working capital deficit of $1,981,325 at September 30, 2007.  This change is primarily attributable to the acquisition of Inline Corporation and our financing arrangement with Sand Hill Finance to factor accounts receivable. We will need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We cannot assure you that additional working capital is available to us in the future upon terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs, make additional acquisitions, grow our company, and continue our existing business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

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

OUR FACTORING AGREEMENT WITH SAND HILL FINANCE, LLC CONTAINS CERTAIN TERMS WHICH MAY ADVERSELY AFFECT OUR ABILITY TO RAISE CAPITAL IN FUTURE PERIODS.

In December 2005 and as amended during fiscal 2006 and fiscal 2008, we entered into a Finance Agreement with Sand Hill Finance, LLC for a $2.75 million accounts receivable factoring line. Under the terms of this agreement we agreed not to take certain actions including undertaking a transaction which would result in a change of control of our company or the transfer of more than 20% of our securities and incurring any indebtedness other than trade credit in the ordinary course of business. These restrictions may limit our ability to raise working capital as needed.

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

In July 2006, we entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. We received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, we entered into a 36 month agreement to lease the equipment back from the third party for monthly rent payments of $10,398. Imputed interest on this financing is 20% per annum. At September 30, 2008, the amount due under this equipment financing arrangement amounted to $91,807. The equipment which is subject to this arrangement is material in the operation of our business. From time to time we have failed to make the monthly payments due under this agreement on a timely basis. Should the lessor declare us in default, it would be entitled to accelerate all amounts due under the agreement which is approximately $100,000 at September 30, 2008. If we were unable to satisfy such amount, the lessor could retake the equipment thereby depriving us of its use which could materially affect our business and operations.

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

THE EXERCISE OF WARRANTS AND OPTIONS AND THE CONVERSION OF SHARES OF OUR SERIES B CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At September 30, 2008 we had outstanding:

•	24,688,088 shares of our common stock,

•	1,253,334 shares of Series B Convertible Preferred Stock which is convertible into 1,253,334 shares of our common stock,

•	common stock purchase warrants to purchase a total of 300,000 shares of our common stock with exercise prices ranging from $0.65 to $8.00 per share, and

•
options granted under our 2000 Management and Director Equity Incentive and Compensation Plan which are exercisable into 6,583,827 shares of our common stock with a weighted average exercise price of $0.44 per share.

The conversion of the Series B Convertible Preferred Stock and/or the exercise of outstanding options and warrants may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

In March 2005 and December 2005, we issued common stock purchase warrants to purchase an aggregate of 6,925,000 shares of our common stock with exercise prices ranging from $2.00 to $9.60 per share in connection with the sales of shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. The exercise price of each these warrants was subsequently amended to be $1.00 per share. In April, 2008, 5,150,000 of these warrants were converted into 2,525,000 shares of common stock on a cashless basis.  At September 30, 2008, none of these warrants remain outstanding. In December 2005, we also issued a seven year common stock purchase warrant to purchase 25,000 shares of our common stock with an exercise price of $1.00 per share in connection with our accounts receivable financing agreement with Sand Hill Finance, LLC.

All of these five-year warrants were exercisable on a cashless basis which means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. The utilization of this cashless exercise feature deprived us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

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

In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors. We presently have outstanding 1,253,334 shares of Series B Convertible Preferred Stock.  Our Board of Directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

In December 2007, we entered into a seven year lease for approximately 9,000 square feet of office space located in the same building in which our principal executive offices are located. This new lease provides for annual base rental of approximately $148,000.  We are also responsible for our pro rata share of certain pass through costs. We have the option to renew this lease for one additional five year term and we have a right of first refusal to lease as additional approximately 7,200 square feet of adjoining office space should it become available.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the financial position or results of operations of the Company.

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

	High	Low
Fiscal 2007
First quarter ended December 31, 2006	$0.75	$0.35
Second quarter ended March 31, 2007	$0.85	$0.51
Third quarter ended June 30, 2007	$0.90	$0.50
Fourth quarter ended September 30, 2007	$0.85	$0.53

Fiscal 2008
First quarter ended December 31, 2007	$0.65	$0.45
Second quarter ended March 31, 2008	$0.59	$0.28
Third quarter ended June 30, 2008	$0.62	$0.29
Fourth quarter ended September 30, 2008	$0.35	$0.11

As of December 26, 2008 the last sale price of our common shares as reported on the OTC Bulletin Board was $0.09 per share. As of December 28, 2008, there were approximately 561 record owners of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

On June 6, 2008 we sold 400,000 shares of common stock at a per share price of $0.20, valued at $80,000 to an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Small Business Issuer Purchases of Equity Securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

IceWEB, through our Inline Corporation subsidiary is a leading provider of high-performance storage products that simplify the way enterprises retain, access, manage and protect their data.  Our products are designed specifically for mid-sized enterprises that have complex storage needs but cannot justify the high procurement and ongoing management costs of other storage area network, or SAN, alternatives.  Our products are offered in an integrated, all-inclusive package that combines resilient disk storage with a comprehensive suite of intelligent storage management software.

In addition, IceWEB’s Solutions Group specializes in network infrastructure security solutions. Through our team of engineers and our partners, including RSA Security, ISS, F5 Networks, Blue Coat, and Cisco, we provide firewall, authentication, PKI, encryption, and traffic filtering products and services to protect network infrastructure. Our customers are primarily Federal, State, and Local government entities. We believe that the combination of our vendor partners/manufacturers, customers, and government contracting vehicles enables our company to be successful in providing the industry’s best network security solutions to government clients and those commercial integrators who service the government. We further believe that we can, through IceWEB Solutions group, position, market, and sell our high margin hosted online subscription services to that constituency enabling us to attain a larger subscriber base for those services.

Also, we offer small and medium sized businesses (“SMBs”) hosted access to enterprise-class applications delivered via the Internet for a reasonable monthly fee. These rapidly growing SaaS offerings include such hosted applications as Microsoft Exchange Server, Sharepoint, BlackBerry Enterprise Server, Good Messaging Server, SPAM and Virus protection, and advanced Email Encryption services. Our current customer base consists of nearly 900 organizations worldwide in both the public and private sectors.

Our storage product architecture employs innovative, proprietary virtualization software that severs the traditional tie between stored data and disk drive hardware. This virtualization software masks the complexity of the underlying storage configuration and enables our storage arrays to cooperate with one another to automatically share resources and balance workloads. Our products are based on the iSCSI network protocol, which utilizes widely-deployed Internet Protocol, or IP, networks. As a result, our customers can cost-effectively install, expand and modify their data storage resources.

Beginning in 2001, we began a series of strategic acquisitions and divestitures which have resulted in our current business and operations and impacted our financial statements for fiscal 2008 and 2007, including:

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

•
in October 2003, we acquired the software ownership rights and customers of Iplicity, Inc. of Virginia. Iplicity had developed a complete content management software platform based on open source architecture to run in any operating environment. In this transaction we acquired software licenses, source code, potential patents and trademarks,

•
in May 2004 we acquired substantially all of the assets of DevElements, Inc. of Virginia, a professional IT consultancy firm that designs, develops and implements web-based productivity solutions for its customers. In this transaction we acquired software licenses, source code, potential patents and trademarks, as well as some cash and tangible assets, and

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

•
On November 15, 2006, the Company acquired the assets of True North Federal Solutions Group for $350,000 of which $250,000 was paid in cash and $100,000 due upon future terms of the agreement. Under the terms of the agreement, IceWEB acquired the customer database, forecast, contract renewals, and GSA schedule of True North Federal. The revenue generated to IceWEB from this division since the acquisition, exceeded the revenue from the discontinued PatriotNet and IPS operations.

•
On December 1, 2006, we sold the assets of PatriotNet to Leros Technologies, a third party, for $150,000 in cash and the assumption of $60,000 in liabilities. On September 30, 2007 we recorded goodwill impairment of $180,000 related to this transaction. The PatriotNet services constituted 9.5% of revenue in fiscal 2006.

•
On December 1, 2006, we sold 100% of the capital stock of our wholly-owned subsidiary, Integrated Power Solutions, Inc. to John Younts, a related party, for the assumption of approximately $200,000 in liabilities. In fiscal 2006, revenues for Integrated Power Solutions accounted for approximately $400,000 or 7% of our total IceWEB revenues.

•
On December 22, 2007, we acquired 100% of the outstanding stock of Inline Corporation for $1,925,128 in cash, plus 503,356 shares of IceWEB common stock valued at $276,846, the fair market value on the date of acquisition. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements of operations from the date of acquisition. Inline is a leading provider of intelligent enterprise data storage solutions and services for the geospatial intelligence marketplace.  Inline’s proprietary products include reliable, high performance Storage Area Network Solutions, Network Attached Storage, and Direct Attached Storage and the rapidly expanding OEM Storage Centric Appliances. Today, Inline has developed its fifth generation of advanced data storage solutions, marketed under the brands TruEnterprise and FileStorm. All Inline systems function in a heterogeneous operating system environment, including Windows, UNIX and Linux. The purchase of Inline Corporation included the acquisition of assets of $2,688,795, and liabilities of $614,668.

We generate revenues from the manufacture and sale of data storage appliances and servers, the sale of software services, application development, network integrated technology, and third party hardware sales. We believe that the key factors to our continued growth and profitability include the following:

•	Continued focus on the GIS market and expanding our channels of distribution with OEM partners
•	Continued investment in product development and research efforts
•	Raising approximately $3 million of additional working capital to expand our marketing, research and development, and restructure our debt.
•	Hiring additional qualified, technical employees, and
•	Improving our internal financial reporting systems and processes.

GOING CONCERN

We have a history of losses and have incurred net losses of approximately $20.1 million since inception through September 30, 2008. Our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended September 30, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our operating expenses and obligations as they become due or generate positive operating results.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2008 (“fiscal 2008”) AS COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2007 (“fiscal 2007”)

The following table provides an overview of certain key factors of our results of operations for fiscal year 2008 as compared to fiscal year 2007:

	Fiscal Year Ended September 30,		$	%
	2008	2007	Change	Change
Sales	$16,294,423	$18,732,069	$(2,437,646)	(13%)
Cost of sales	14,067,630	16,811,274	(2,743,644)	(16%)
Operating Expenses:
Marketing and selling	192,595	192,816	(222)	(0%)
Depreciation and amortization	575,499	351,400	224,099	(64%)
Research and development	303,526	-	303,526	100%
General and administrative	6,910,659	3,834,829	3,075,210	80%
Total operating expenses	7,981,659	4,379,045	3,602,614	82%
Loss from operations	(5,754,865)	(2,458,250)	(3,296,615)	(134%)
Total other income (expense)	(655,928)	(391,873)	(264,055)	(67%)
Net loss	$(6,410,793)	$(2,850,123)	$(3,560,670)	(125%)

Other Key Indicators:
	Fiscal 2008	Fiscal 2007	% Change
Cost of sales as a percentage of revenues	86.3%	89.75%	(3.4%	)
Gross profit margin	13.7%	10.25%	3.4%
General and administrative expenses as a percentage of revenues	39.8%	20.47%	(19.4%	)
Total operating expenses as a percentage of revenues	46.2%	23.37%	(22.8%	)

Sales
For fiscal 2008, we reported sales of $16,294,423 as compared to net revenues of $18,732,069 for fiscal 2007, a decrease of $2,437,646 or approximately 13%. Of our total net revenues for fiscal 2008, approximately $14,886,699 is attributable to third party product sales by our IceWEB Solutions Group, approximately $982,049 is attributable to our sale of storage products, and approximately $425,676 is attributable to revenues from our online products and services. For fiscal 2007, approximately $16,921,721 is attributable to third party product sales by our IceWEB Solutions Group and approximately $186,625 is attributable to revenues from our online products and services.

The decrease in fiscal 2008 net revenues from fiscal 2007 is primarily due to a decrease in our third party product sales through our IceWEB Solutions Group.

 Cost of Sales and Gross Profit

Our cost of sales consists primarily of products purchased for resale by our IceWEB Solutions Group, and the cost of goods to manufacture our storage products.  For fiscal 2008, cost of sales was $14,067,630, or approximately 86.3% of revenues, as compared to $16,811,274, or approximately 89.75% of revenues, for fiscal 2007. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for fiscal 2008 as compared to fiscal 2007 was the result of an increase in higher margin storage sales in fiscal 2008, and improved margins attributable to our Solutions Group revenues.

Total Operating Expenses

Our total operating expenses increased approximately 82% to $7,981,659 for fiscal 2008 as compared to $4,379,045 for fiscal 2007.  The increase is primarily due to our acquisition of Inline Corporation in December, 2007.  This increase includes:

Marketing and Selling. For the year ended September 30, 2008, marketing and selling costs were $192,595 as compared to $192,816  for the year ended September 30, 2007, a decrease of $222 or approximately 0.1%.  This decrease was primarily due to a decrease in online web marketing, advertising and print advertising during fiscal 2008, offset by increased marketing costs related to our storage products and the acquisition of Inline Corporation. We anticipate that our marketing and selling expenses will increase in fiscal 2009 as we execute on our plan to increase our storage sales.

Depreciation and amortization expense. For fiscal 2008, depreciation and amortization expense amounted to $575,499 as compared to $351,400 for fiscal 2007, an increase of 224,099 or 63.8%.  Depreciation expense is provided by use of the straight-line method over the estimated useful lives of the assets. For fiscal 2008, depreciation expense was $281,355 as compared to $247,226 for fiscal 2007. The increase in depreciation was attributable to the acquisition in December 2007 of Inline Corporation.

Amortization expense is related to the customer relationships and software library which are intangible assets that we generated through our acquisitions Inline Corporation, DevElements, Inc. and Iplicity, Inc. It also includes the amortization of the value of the manufacturing GSA schedule which was acquired as part of the Inline Corporation acquisition and the GSA schedule which was acquired as part of the True North Solutions Group acquisition. These GSA schedules are being amortized on a straight-line basis over three years. For fiscal 2008, amortization expense was $294,144 as compared to $104,174 for fiscal 2007. The increase in amortization expense of $189,970 is due to the amortization of the intangible assets acquired as part of the Inline Corporation acquisition.

Research and development expense. For fiscal 2008, research and development expenses were $303,526 as compared to $0 for fiscal 2007.  The increase in research and development expense is related to the acquisition of Inline Corporation.  We anticipate the spending on research and development in fiscal 2009 will be approximately $100,000 per quarter.

General and administrative expense. For fiscal 2008, general and administrative expenses were $6,745,039 as compared to $3,834,829 for fiscal 2007, an increase of $2,910,210 or approximately 76%. This increase is primarily attributable to the acquisition of Inline Corporation in December 2007, which contributed general and administrative expense of $1,096,655.  For each of fiscal 2008 and 2007, general and administrative expenses consisted of the following:

	2008	2007
Salaries/benefits	$4,544,682	$2,561,932
Occupancy	301,313	219,015
Professional fees	93,365	195,491
Other	524,935	256,098
Consulting	197,082	172,041
Investor Relations	904,537	161,505
Travel/Entertainment	125,729	105,097
Internet/Phone	93,638	75,150
Leased Equipment	66,424	48,547
Insurance	48,768	23,607
Licenses	9,566	16,346
	$6,910,039	$3,834,829

The principal changes in fiscal 2008 as compared to fiscal 2007 include:

•
For fiscal 2008, salaries and related taxes and benefits increased $1,982,750 or 77.4% from fiscal 2007. The increase was primarily attributable to the acquisition of Inline Corporation, which contributed $440,437 in salary and related expense.  In addition, the increase was due to an increase in the granting of stock options in fiscal 2008 to members of the board of directors, executive officers, and employees which was valued using FASB 123R and resulted in stock-based compensation of $1,988,358 versus the same expense in the prior year of $650,555, an increase of $1,337,803.  Excluding the impact of FASB 123R expense and the acquisition of Inline Corporation, salaries and related taxes and benefits increased $204,511.

•
For fiscal 2008, occupancy expense increased $82,298 or 37.6% from fiscal 2007.  The increase was due to the acquisition of Inline Corporation, and the rent expense associated with their office location.  We expect occupancy expense in fiscal 2009 to be substantially reduced as a result of consolidating our office locations in August, 2008.

•
For fiscal 2008, professional fees decreased $102,126 or approximately 52.2% from fiscal 2007. The decrease was primarily attributable to a decrease in legal fees incurred to settle lawsuits against the Company, which occurred in fiscal 2007.

•
For fiscal 2008, other expense increased $268,837 or approximately 105% from fiscal 2007. The increase is primarily due to the accrued costs to settle potential litigation of $165,000, an increase in hosting fees of $29,270, an increase in web development expense of $52,125, and property taxes related to the Inline office space of $18,169.

•
For fiscal 2008, consulting expense increased by $25,041 or approximately 14.6% from fiscal 2007. The increase was primarily due to higher consulting fees related to the acquisition of Inline Corporation in December, 2007.

•
For fiscal 2008, investor relations expense increased $743,032 or approximately 460.1% from fiscal 2007. The increase was attributable to an increase in general investor relations activity as we seek to build awareness of our company with financial professionals and individual investors.  $493,850 of this expense of the investor relations expense in fiscal 2008 was non-cash.  We expect that in fiscal 2009 our investor relations activity and related expense will be substantially reduced.

•
For fiscal 2008, travel and entertainment expense increased $20,632 or approximately 19.6%. The increase was attributable to an increase in general business, sales, and travel-related investor relations activity.

•
For fiscal 2008, insurance expense increased $25,161 or approximately 106.6%.from fiscal 2007. The increase was attributable to higher premiums paid for general business and D&O insurance, related primarily to the acquisition of Inline Corporation.

LOSS FROM OPERATIONS

We reported a loss from operations of $5,754,865 for fiscal 2008 as compared to a loss from operations of $2,458,250 for fiscal 2007, an increase of $3,296,615 or approximately 134%. This increase is primarily the result of decreased net revenues in the fiscal 2008 period, losses incurred related to the acquisition of Inline Corporation, and non-cash expenses related to FAS123R compensation expense.

TOTAL OTHER INCOME (EXPENSES)

Gain (loss) from sale of assets. During fiscal 2007 we recorded a gain of $153,319 on the sale of our Integrated Power Solutions and The Seven Corporation subsidiaries. We did not have comparable transactions in fiscal 2008.

Interest Expense. For fiscal 2008, interest expense increased $110,778 or approximately 20%. The increase in interest expense is primarily attributable to higher average outstanding note balances during fiscal 2008, offset by lower deferred loan fee amortization in fiscal 2008 of $16,251, as compared to deferred loan fee amortization of $160,000 in fiscal 2007.

NET LOSS

Our net loss was $6,410,793 for fiscal 2008 compared to $2,850,123 for fiscal 2007, a decrease of $3,560,670 or approximately 125%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2008 and September 30, 2007:

	September 30,	September 30,	$	%
	2008	2007	Change	Change

Working Capital	(5,572,671)	(1,981,325)	(3,591,346)	181.3%

Cash	4,780	1,092,470	(1,087,690)	(99.6%)
Accounts receivable, net	3,094,110	5,115,428	(2,021,318)	(39.5%)
Inventory	400,312	8,097	392,216	4,844.2%
Total current assets	3,575,930	6,243,714	(2,667,784)	(42.7%)
Property and equipment, net	1,169,369	344,728	824,641	239.2%
Intangibles, net	1,132,612	211,305	921,307	436.0%

Total assets	5,939,327	6,853,703	(914,376)	(13.3%)

Accounts payable and accrued liabilities	7,762,872	5,805,256	1,957,616	33.7%
Notes payable-current	1,372,565	2,293,560	(920,995)	(40.2%)
Deferred revenue	13,164	10,456	2,709	25.9%
Total current liabilities	9,148,601	8,225,039	923,562	11.2%
Notes payable-long term	956,519	98,716	857,803	869.0%
Total liabilities	10,105,120	8,323,755	1,781,365	21.4%
Accumulated deficit	(20,131,957)	(13,721,164)	(6,410,793)	46.7%
Stockholders’ deficit	(4,165,793)	(1,470,053)	(2,695,740)	183.4%

At September 30, 2008, we had a working capital deficit of $(5,572,671) compared to a working capital deficit of $(1,981,325) at September 30, 2007, an increase of $3,591,346. The increase is primarily attributable to activity related to our acquisition of Inline Corporation.  These changes are primarily attributable to the decreases in accounts receivable of $2,021,318 and cash of $1,100,220, along with the increase in accounts payable and accrued expenses of $1,945,086, offset by the decrease in current notes payable of $920,995, the decrease in notes payable- related party of $115,767, and the increase in inventory of $392,216.

Net cash provided by operating activities was $862,691 for fiscal 2008 as compared to net cash used in operating activities of $1,245,512 for fiscal 2007, an increase of $2,108,203.  For fiscal 2008, our cash provided by operations of $862,691 consisted of a net loss of $6,245,793, offset by non-cash items totaling $7,058,551 including items such as depreciation and amortization of $575,499, stock based compensation of $1,573,363, the amortization of deferred compensation of $910,930, and other non-cash items of $16,196. Additionally, during fiscal 2008 we had an increase in operating liabilities and a decrease in operating assets which offset our net loss. This change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $2,887,773 attributable to a decrease in fourth quarter sales, an increase in accounts payable and accrued liabilities of $1,342,947, offset by an increase in inventory of $2,647.

    For fiscal 2007, our cash used in operations of $1,245,512 consisted of a net loss of $2,850,123, offset by non-cash items totaling $1,149,544 including items such as depreciation and amortization of $351,400, stock based compensation of $697,000,  the amortization of deferred compensation of $150,666, and other non-cash items of $79,000. Additionally, during fiscal 2007 we had an increase in operating liabilities and an increase in operating assets which offset our net loss. This change in operating assets and liabilities primarily consisted of an increase in accounts receivable of $3,946,058 attributable to an increase in fourth quarter sales, offset by an increase in accounts payable and accrued expenses of $4,559,078 attributable to the increase in fourth quarter 2007 sales.

    Net cash used in investing activities for fiscal 2008 was $2,111,749 as compared to net cash used in investing activities of $130,873 for fiscal 2007. During fiscal 2008, we acquired Inline Corporation and in connection therewith used net cash of $1,925,128.  Additionally, we used cash of $186,621 for property and equipment purchases. During fiscal 2007, we acquired certain assets and in connection therewith used cash of $247,000. Additionally, we used cash of $21,873 for property and equipment purchases.

Net cash provided by financing activities for fiscal 2008 was $161,367 as compared to $2,035,975 for fiscal 2007, a decrease of $1,874,603.  The primary reason for the decrease was a decrease of $858,158 in net proceeds from the sale of equity securities and exercise of warrants and options during fiscal 2008 as compared to fiscal 2007, as well as the net proceeds from notes payable of $1,275,218.

At September 30, 2008 we had an accumulated deficit of $20,131,957 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2008 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. In spite of our revenues, there is no assurance that we will be able to maintain or increase our revenues in fiscal 2009 or that we will report net income in any future periods.

We do not have any working capital commitments nor do we not presently have any external sources of working capital. Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At September 30, 2008 we had cash on hand of $4,780.  In addition to the cash necessary to fund our operating losses, research and development, marketing and general growth, we will need cash to satisfy certain obligations.  In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $1.8 million. We agreed to pay Sand Hill Finance, LLC an annual commitment fee of $10,000 and a monthly finance fee of 2% of the average daily balance under the line. We granted Sand Hill Finance, LLC a blanket security interest in our assets and agreed to refrain from certain actions while the line is outstanding.  This financing agreement was amended in fiscal 2008 to increase the line amount to $2,750,000, and to add an eighteen month term loan of $1,000,000 with an interest rate of 24% per annum.  As of September 30, 2008, we had $1,581,148 available under the line of credit facility.  Also, in July 2006, we entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. At September 30, 2008, amount due under this equipment financing arrangement amounted to $91,807.

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

As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. In March 2005 we sold shares of our Series A Convertible Preferred Stock and in December 2005 we sold shares of our Series B Convertible Preferred Stock to the same purchaser. The series A Convertible Preferred Stock has been converted into Common Stock, and there are no remaining outstanding shares of Series A Preferred Stock.  The designation of the Series B Preferred Stock included a restriction that so long as the shares are outstanding, we cannot sell or issue any common stock, rights to subscribe for shares of common stock or securities which are convertible or exercisable into shares of common stock at an effective purchase price of less than the then conversion value which is presently $0.2727 for the Series B Convertible Preferred Stock. Under the terms of the Series B Convertible Preferred Stock transaction, we also agreed not to issue any convertible debt or preferred stock. The terms of our sales of our Series B Convertible Preferred Stock to Barron Partners contain restrictions on the types of financing transactions we can enter into while those securities are outstanding which may adversely affect our ability to raise capital in equity or debt transactions.  In addition, under the terms of the financing agreement with Sand Hill Finance, LLC we agreed not to incur any additional indebtedness other than trade credit in the ordinary course of business. These covenants may also limit our ability to raise capital in future periods. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all.  Our ability to continue our existing operations and to fund our working capital needs will suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues and maintain profitable operations in the future. If we are unable to secure the necessary additional working capital as needed, we may be forced to curtail some or all of our operations.

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

Use of Estimates - Management’s Discussion and Analysis or Plan of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable, the carrying value of property and equipment, intangible assets, and long-lived assets, and the value of stock-option based compensation. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 7. FINANCIAL STATEMENTS
IceWEB, Inc. and Subsidiaries
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IceWEB, Inc.

We have audited the accompanying consolidated balance sheet of IceWEB, Inc. and Subsidiaries as of September 30, 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IceWEB, Inc. and Subsidiaries, as of September 30, 2008 and the consolidated results of their operations and their cash flows for the years ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses of $6,245,793 and $2,850,123 respectively, for the years ended September 30, 2008 and 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 26, 2008

IceWEB, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
September 30, 2008

CURRENT ASSETS:
Cash	$4,780
Accounts receivable, net of allowance for doubtful accounts of $9,000	3,094,110
Inventory, net	400,312
Other current assets	21,572
Prepaid expenses	55,155
3,575,929

OTHER ASSETS:
Property and equipment, net	1,169,369
Deposits	61,418
Intangible assets, net of accumulated amortization of $458,318	1,132,612
Total Assets	$5,939,328

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,762,872
Notes payable	1,372,565
Deferred revenue	13,164
9,148,601

Long-Term Liabilities
Notes Payable	956,520

Total Liabilities	10,105,121

Stockholders’ Deficit
Preferred stock ($.001 par value; 10,000,000 shares authorized) Series A convertible preferred stock ($.001 par value; 0 shares issued and outstanding)	-
Series B convertible preferred stock ($.001 par value; 1,253,334 shares issued and outstanding)	1,253
Common stock ($.001 par value; 1,000,000,000 shares authorized; 24,688,088 shares issued and 24,425,588 shares outstanding)	24,690
Additional paid in capital	15,953,221
Accumulated deficit	(20,131,957)
Treasury stock, at cost, (162,500 shares)	(13,000)
Total stockholders’ deficit	(4,165,793)

Total Liabilities and stockholders’ deficit	$5,939,328

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2008	2007

Sales	$16,294,423	$18,732,069

Cost of sales	14,067,629	16,811,274

Gross profit	2,226,794	1,920,795

Operating expenses:
Marketing and selling	192,595	192,816
Depreciation and amortization expense	575,499	351,400
Research and development	303,526	-
General and administrative	6,910,039	3,834,829
Total operating expenses	7,981,659	4,379,045

Loss from operations	(5,754,865)	(2,458,250)

Other income (expenses):
Gain/(loss) from sale of assets	-	153,319
Interest income	3,444	3,402
Interest expense	(659,372)	(548,594)

Total other income (expenses)	(655,928)	(391,873)

Net loss	$(6,410,793)	$(2,850,123)

Basic and diluted loss per common share	$(0.35)	$(0.27)

Weighted average common shares outstanding basic and diluted	18,321,369	10,393,830

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the years ended September 30, 2008 and 2007

							Additional
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Share	Amount	Total
Balance at September 30, 2006	1,256,667	1,257	1,833,334	1,833	8,857,909	8,859	9,801,411	(10,871,041)	(162,500)	(13,000)	(1,070,681)

Amortization of deferred compensation	—	—	—	—	—	—	347,585	—	—	—	347,585

Cancellation of marketing agreement	—	—	—	—	(350,000)	(350)	(349,650)	—	—	—	(350,000)

Issuance of common stock for cash	—	—	—	—	350,000	350	174,650	—	—	—	175,000

Common stock issued for exercise of options	—	—	—	—	967,800	968	490,390	—	—	—	491,358

Common stock issued for exercise of warrants	—	—	—	—	1,350,000	1,350	489,650	—	—	—	491,000

Common stock issued in connection with notes payable	—	—	—	—	339,606	340	169,463	—	—	—	169,803

Conversion of series A preferred to common stock	(800,000)	(800)	—	—	800,000	800	—	—	—	—	—

Common stock issued for services	—	—	—	—	25,000	25	15,475	—	—	—	15,500

Grant of stock options to employees	—	—	—	—	—	—	650,555	—	—	—	650,555

Issuance of common stock in exchange for extinguishment of debt	—	—	—	—	700,000	700	428,300	—	—	—	429,000

Issuance of warrants	—	—	—	—	—	—	30,950	—	—	—	30,950

Net loss for the year	—	—	—	—	—	—	—	(2,850,123)	—	—	(2,850,123)

Balance at September 30, 2007	456,667	$457	1,833,334	$1,833	13,040,315	$13,042	$12,248,779	$(13,721,164)	(162,500)	$(13,000)	$(1,470,053)

Amortization of deferred compensation	—	—	—	—	—	—	910,930	—	—	—	910,930

Issuance of common stock for cash	—	—	—	—	400,000	400	79,600	—	—	—	80,000

Common stock issued for exercise of options	—	—	—	—	1,780,000	1,780	217,420	—	—	—	219,200

Common stock issued for exercise of warrants	—	—	—	—	2,625,000	2,625	(2,625)	—	—	—	—

Common stock issued in connection with notes payable	—	—	—	—	266,500	267	40,860	—	—	—	41,127

Conversion of series A preferred to common stock	(456,667)	(457)	—	—	456,667	457	—	—	—	—	—

Conversion of series B preferred to common stock			(580,000)	(580)	580,000	580	—	—	—	—	—

Common stock issued for services	—	—	—	—	1,086,250	1,086	495,577	—	—	—	496,663

Common stock issued to employees	—	—	—	—	2,950,000	2,950	1,073,750	—	—	—	1,076,700

Common stock issued in connection with acquisition	—	—	—	—	1,503,356	1,503	875,343	—	—	—	876,846

Issuance of warrants	—	—	—	—	—	—	13,587	—	—	—	13,587

Net loss for the year	—	—	—	—	—	—	—	(6,410,793)	—	—	(6,410,793)

Balance at September 30, 2008	—	$—	1,253,334	$1,253	24,688,088	$24,690	$15,953,221	$(20,131,957)	(162,500)	$(13,000)	$(4,165,793)

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2008	2007

Net loss	$(6,410,793)	$(2,850,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	575,498	351,400
Share-based compensation	1,573,363	697,005
Gain on conversion of note payable to equity	—	(17,875)
Amortization of deferred compensation	910,930	150,666
Interest expense from stock issued for note payable	—	96,875
Gain on sales of net assets	—	(153,319)
Cancellation of marketing agreement	—	(153,082)
Amortization of deferred finance costs	16,196	159,999
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,887,773	(3,946,058)
Prepaid expense	(27,436)	(18,048)
Inventory	2,647	(8,096)
Deposits	(11,143)	(860)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,342,947	4,559,079
Accrued interest payable	—	(84,375)
Deferred revenue	2,709	(28,700)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	862,691	(1,245,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(186,621)	(21,873)
Net cash received from sale of net assets	—	138,000
Cash used in acquisitions, net	(1,925,128)	(247,000)

NET CASH USED IN INVESTING ACTIVITIES	(2,111,749)	(130,873)
(continued)

IceWEB, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Year Ended September 30,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	(98,887)	(77,251)
Proceeds from notes payable - related party	157,425	(23,039)
Repayment of notes payable - related party	(124,109)	(235,791)
Net proceeds from related party advances	—	11,737
Proceeds from notes payable	6,519,365	2,247,477
Payments on notes payable	(6,591,626)	(1,044,521)
Proceeds from common stock issued for cash	80,000	175,000
Proceeds from exercise of common stock options	219,200	491,358
Proceeds from exercise of common stock warrants	—	491,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	161,368	2,035,970

NET INCREASE/(DECREASE) IN CASH	(1,087,690)	659,585

CASH - beginning of period	1,092,470	432,885

CASH - end of period	$4,780	$1,092,470

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$659,372	$376,095
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$41,127	$616,678
Warrant granted for debt discount and debt issuance costs	$13,587	$—
Preferred stock issued for liability	$—	$—
Common stock issued in connection with acquisition	$876,846	$—

Acquisition details:
Fair value of assets acquired	$2,688,795	$154,521
Intangible assets	$1,215,450	$275,479
Liabilities assumed	$(614,668)	$—
Common stock issued in connection with acquisition	$876,846	$—

See accompanying notes to consolidated financial statements

F-6B

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2008 and 2007

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

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2008 and 2007 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. In addition and as discussed further in Note 6, the Company is not in compliance with debt covenants under its Financing Agreements with Sand Hills Finance LLC. For the year ended September 30, 2008, the Company incurred a net loss of $6,410,793.  The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company’s products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds.

Fair value of financial instruments
 The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximated fair value as of September 30, 2008, because of the relatively short-term maturity of these instruments and their market interest rates.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2008 and 2007

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, the valuation of stock-based compensation, and the useful life of property and equipment and intangible assets.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of September 30, 2008. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the years ended September 30, 2008 and 2007, respectively.

Inventory

Inventory is valued at the lower of cost or market, on a first-in, first-out (FIFO) basis and includes primarily finished goods.

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
Years ended September 30, 2008 and 2007

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

Earnings per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At September 30, 2008, there were options and warrants to purchase 6,883,827 shares of common stock and 1,253,334 shares issuable upon conversion of Series B preferred stock which could potentially dilute future earnings per share.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2008 and 2007

Stock-Based Compensation

As more fully described in Note 12, the Company has a stock option plan that provides for non-qualified and incentive stock options to be issued to directors, officers, employees and consultants (the 2000 Management and Director Equity Incentive and Compensation Plan (the “Plan”).

Prior to October 1, 2005, the Company accounted for stock options issued under the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost related to employee stock options was recognized in the Consolidated Statement of Operations for the year ended September 30, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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
Years ended September 30, 2008 and 2007

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

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2008, property and equipment consisted of the following:

	Estimated Life
Office equipment	5 years	$628,080
Computer software	3 years	713,876
Vehicles	3 years	17,330
Furniture and fixtures	5 years	261,385
Leasehold improvements	5 years	999,050
		2,619,721

Less: accumulated depreciation		(1,450,352)

		$1,169,369

Depreciation expense for the years ended September 30, 2008 and 2007 was $281,355 and $247,226 respectively.

NOTE 4 - INTANGIBLE ASSETS

At September 30, 2008, intangible assets consist of the following:

Acquired software library	$100,000
GSA Schedule	275,479
Manufacturing GSA Schedule	750,000
Customer relationships intangible	465,451
1,590,930
Less: accumulated amortization	(458,318)

$1,132,612

Amortization expense amounted to $294,144 and $104,174 for the years ended September 30, 2008 and 2007, respectively.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2008 and 2007

Amortization expense subsequent to the year ended September 30, 2008 is as follows:

Years ending September 30:
2009	$334,917
2010	250,742
2011	243,090
2012	243,090
2013	60,773

$1,132,612

NOTE 5 - RELATED PARTY TRANSACTIONS

Advances from Related Party

The Company’s Chief Executive Officer provides advances to the Company from time-to-time for operating expenses. These advances are short-term in nature and are non-interest bearing. At September 30, 2008, amounts due to this related party amounted to $0.

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000.  In conjunction with the acquisition of Inline Corporation in December, 2007, the lending limit on the credit facility was increased to $2,750,000.  In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets.  At September 30, 2008, the principal amount due under the Financing Agreement amounted to $1,168,852.  The principal amount due under the term note amounted to $919,340.  These amounts are included in the notes payable balance of $2,293,560 on the balance sheet at September 30, 2008.

Interest is payable at a rate of 2% per month on the average loan balance outstanding during the year, equal to an annual interest of approximately 24% per year. The Company also agreed to pay an upfront commitment fee of 1% of the credit line upon signing the Financing Agreement, half of which was due and paid upon signing (amounting to $9,000) and half of which is due on the first anniversary of the Financing Agreement. In addition, the Company is obligated to pay a commitment fee of 1% of the credit limit annually, such amounts are payable on the anniversary of the agreement.

In connection with the Financing Agreement, the Company issued Sand Hill Finance, LLC, a seven-year common stock purchase warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of the Company’s common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and reclassifications. The fair value of the warrant of $16,250 has been recorded as an addition to paid-in capital and interest expense during the year ended September 30, 2007.

In connection with the term loan, the Company issued Sand Hill Finance, LLC a seven-year common stock purchase warrant to purchase 120,000 shares of our common stock at an exercise prices $1.00 per share.  The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of the Company’s common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and reclassifications. The fair value of the warrant of $13,589 has been recorded as an addition to paid-in capital and deferred finance costs during the year ended September 30, 2008.

The Financing Agreement has a term of one year, subject to mutual extension by both parties. As a result, the balance due to Sand Hill Finance, LLC is classified as a current liability on the accompanying consolidated balance sheet.

The terms of the Financing Agreement also restrict the Company from undertaking certain transactions without the written consent of the creditor including (i) permit or suffer a change in control involving 20% of its securities, (ii) acquire assets, except in the ordinary course of business, involving payment of $100,000 or more, (iii) sell, lease, or transfer any of its property except for sales of inventory and equipment in the ordinary course of business, (iv) transfer, sell or license any intellectual property, (v) declare or pay a dividend on stock, except payable in the form of stock dividends (vi) incur any indebtedness other than trade credit in the ordinary course of business and (vii) permit any lien or security interest to attach to any collateral.

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

In August, 2008, the Company borrowed $187,500 from an accredited investor.  The note bears interest at 16% and had a term of four months, and can be repaid in either cash or IceWEB common stock.  As of September 30, 2008 the Company had repaid $41,126 on the note through the sale of 266,500 shares of Iceweb common stock.  At September 30, 2008 the outstanding balance on this note was $149,085.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2008 and 2007

NOTE 7 - EQUIPMENT FINANCING PAYABLE

On July 6, 2006, the Company entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. The Company received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, the Company entered into an agreement to lease the equipment back from the third party for 36 monthly rent payments of $10,398 until August 2009. The Company is accounting for this equipment financing arrangement as a capital lease. In connection with the agreement, the Company made an initial security deposit of $30,000 and is included in deposits in the balance sheet at September 30, 2008. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, the Company did not record any gain or loss. Imputed interest on this financing is 20% per annum. At September 30, 2008, the amount due under this equipment financing arrangement amounted to $91,807, which is reflected as a current liability on the accompanying balance sheet.

NOTE 8 - COMMITMENTS

The Company leases office space in Dulles, Virginia under a seven-year operating lease that expires on December 31, 2014.  The office lease agreement has certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment an office copy and fax machine. Future minimum rental payments required under these operating leases are as follows:

Years ending September 30:
2009	$147,372
2010	147,372
2011	147,372
2012	147,372
2013 and thereafter	294,744
$884,232

Rent expense was $326,932 and $199,054 for the years ended September 30, 2008 and 2007.

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

As of September 30, 2008 the Company had unused net operating loss carry forwards of approximately $12,900,000 available to reduce its future federal taxable income. Net operating loss carryforwards expire between fiscal years ending 2021 and 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

Deferred Tax Assets:
Tax benefit of net operating loss carry forward	$4,865,000
Grant of stock options/restricted stock to employees	838,000
Unpaid accrued salaries	20,000
Amortization of leasehold improvements	49,000
Amortization of intangibles	97,000
5,869,000

Less: valuation allowance	(5,869,000)

Net deferred tax assets	$—

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2008 and 2007

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for fiscal 2008 and 2007. The effective tax rate is 34% Federal and 3.6% State after Federal tax benefit:

	2008	2007
Computed “expected” tax benefit	(34.0)%	(34.0)%
State income taxes	(3.6)%	(3.6)%
Other permanent differences	—	11.6%
Change in valuation allowance	37.6%	26.0%

Effective tax rate	0.0%	0.0%

The valuation allowance at September 30, 2008 was $5,869,000. The increase during fiscal 2008 was approximately $2,235,000.

NOTE 10 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  During October 2008, the FDIC increased the insured amounts at participating financial institutions to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts.  At September 30, 2008 the Company had no amounts in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Major Customers

Sales to ten customers represented approximately 63% of total sales for the year ended September 30, 2008. As of September 30, 2008 approximately 94% of the Company’s accounts receivable was due from one customer. Sales to twelve customers represented approximately 50% in 2007.

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
Years ended September 30, 2008 and 2007

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

During fiscal 2008, Series A Preferred stockholders’ converted 456,667 share of Series A Preferred Stock into 456,667 shares of common stock.

During fiscal 2007, Series A Preferred stockholders’ converted 800,000 share of Series A Preferred Stock into 800,000 shares of common stock.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2008 and 2007

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
Years ended September 30, 2008 and 2007

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
Years ended September 30, 2008 and 2007

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

During fiscal 2008, Series B Preferred stockholders’ converted 580,000 share of Series B Preferred Stock into 580,000 shares of common stock.

On December 28, 2005, the Company consummated a Preferred Stock Purchase Agreement and related agreements with Barron Partners LP. Under the terms of these agreements, the Company issued Barron Partners LP, an accredited investor, 1,833,334 shares of its Series B Convertible Preferred Stock and Common Stock Purchase Warrants “D”, “E” and “F” to purchase an aggregate of 2,250,000 shares of its common stock at exercise prices ranging from $2.00 to $9.60 per share, for an aggregate purchase price of $500,000. The Company received net proceeds of $475,000 after payment of commissions of $25,000 (before placement expenses). The Company used these proceeds for general working capital. The transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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
Years ended September 30, 2008 and 2007

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
Years ended September 30, 2008 and 2007

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
Years ended September 30, 2008 and 2007

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

Fiscal 2008 Transactions

During fiscal 2008, Series A preferred stockholders’ converted 456,667 shares of Series A Preferred Stock into 456,667 shares of common stock.

During fiscal 2008, Series B preferred stockholders’ converted 580,000 shares of Series B Preferred Stock into 580,000 shares of common stock.

On August 28, 2007 we sold 400,000 shares of common stock at a per share price of $0.20, valued at $80,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In fiscal 2008, in connection with the exercise of 1,780,000 stock options, the Company issued 1,780,000 shares of common stock for cash proceeds of $219,200.

During fiscal 2008, in connection with the cashless exercise of 5,250,000 stock warrants, the Company issued 2,525,000 shares of common stock.

During fiscal 2008, in connection with the payment on a note payable discussed in Note 6, the Company issued 266,500 shares of common stock.  The shares were valued at $41,126, the fair market value in the date of issuance.

During fiscal 2008, in connection with the payment for consulting services rendered, the Company issued 2,086,250 shares of common stock.  The services were valued at $1,096,663, the fair market value on the date of issuance.

During fiscal 2008, in connection with the acquisition of Inline Corporation, the Company issued 503,356 shares of common stock.  The shares were valued at $276,846, the fair market value on the date of issuance.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2008 and 2007

 During fiscal 2008 the Company issued 2,950,000 shares of common stock to employees, valued at $1,076,700, the fair market value at the time of issuance, as additional compensation.

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

In April, 2008 5,250,000 common stock purchase warrants were converted on a cashless basis into 2,525,000 shares of common stock.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2008 and 2007

A summary of the status of the Company’s outstanding common stock warrants as of September 30, 2008 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2008		Year Ended September 30, 2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	5,955,000	$1.25	7,055,000	$4.88
Granted	120,000	1.00	250,000	0.59
Exercised	(5,150,000)	0.28	(1,350,000)	0.80
Forfeited	(625,000)	2.79	—	0.00
Balance at end of year	300,000	$1.25	5,955,000	$1.25

Warrants exercisable at end of year	300,000	$2.18
Weighted average fair value of warrants granted or re-priced during the year		$1.00

The following table summarizes information about common stock warrants outstanding at September 30, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price
0.65	75,000	0.92 Years	0.65	75,000	0.65
1.00	145,000	5.34 Years	1.00	145,000	1.00
2.00	5,000	2.81 Years	2.00	5,000	2.00
4.00	37,500	1.25 Years	4.00	37,500	4.00
8.00	37,500	1.25 Years	8.00	37,500	8.00
	300,000		$ 2.18	300,000	$ 2.18

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
Years ended September 30, 2008 and 2007

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Year Ended September 30,
	2008	2007
Expected volatility	51% - 62%	76% - 107%
Expected term	1 - 5 Years	3 - 5 Years
Risk-free interest rate	2.34% - 4.38%	4.39% - 4.96%
Forfeiture Rate	0% - 45%	0% - 35%
Expected dividend yield	0%	0%

The expected volatility was determined with reference to the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise, employee termination, and forfeiture rate within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

For the year ended September 30, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to $910,930. At September 30, 2008, there was approximately $820,470 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2008 and 2007

A summary of the status of the Company’s outstanding stock options as of September 30, 2008 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2008			Year Ended September 30, 2007
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Stock options
Balance at beginning of year	5,212,219	$0.61		$1,493,806	$1.00	$
Granted	7,310,000	0.27		6,225,000	0.55
Exercised	(1,765,000)	0.12		(967,800)	0.51
Forfeited	(4,173,392)	0.49		(1,538,787)	0.76
Balance at end of year	6,583,827	$0.45	$92,650	5,212,219	$0.61		$285,570

Options exercisable at end of year	4,123,134	$0.48	$10,560	2,295,527	$0.63		$236,766

Weighted average fair value of options granted during the year		$0.27			$0.55

The following table summarizes information about employee stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price
$ 0.001-0.25	1,850,000	3.44 Years	$ 0.11	1,096,000	$ 0.18
0.30-0.48	1,045,000	3.20 Years	0.41	784,050	0.40
0.54-0.60	2,531,608	3.81 Years	0.58	1,236,873	0.58
0.61-0.80	1,137,500	3.11 Years	0.70	986,492	0.71
1.44-3.80	19,719	0.28 Years	1.48	19,719	1.48
	6,583,827		$ 0.44	4,123,134	$ 0.48

NOTE 13 - ACQUISITIONS AND DISPOSITIONS

On October 31, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) with True North Solutions, Inc., a Delaware corporation (“True North”) whereby the Company acquired all or substantially all of True North’s assets used in its Government Business. Upon the terms and subject to the conditions of the Agreement, the Company agreed to purchase, accept, and acquire from True North all right, title, and interest of True North in and to the Government Business, which is hereby defined and limited to (i) certain vendor agreements and (ii) all of those rights and assets, tangible or intangible, exclusively used in the performance of day to day business operations, as owned or held True North such as certain tangible assets, websites, databases, GSA schedules and other government contracts, Federal client lists, and contracts in progress. The aggregate purchase price for these assets was $430,000 which consisted of the following:

Cash payment to seller	$350,000
Direct transaction fees and expenses	80,000
$430,000

The following table summarizes the estimated fair values of certain assets of True North acquired at the date of the acquisition:

Property and equipment, net	$154,521
Intangible assets	275,479
$430,000

On December 22, 2007, we acquired 100% of the outstanding stock of Inline for $2,412,731 in cash, plus 503,356 shares of IceWEB common stock valued at $276,846, the fair market value on the date of acquisition. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements of operations from the date of acquisition. Inline is a leading provider of intelligent enterprise data storage solutions and services for the geospatial intelligence marketplace.  Inline’s proprietary products include reliable, high performance Storage Area Network Solutions, Network Attached Storage, and Direct Attached Storage and the rapidly expanding OEM Storage Centric Appliances. Today, Inline has developed its fifth generation of advanced data storage solutions, marketed under the brands TruEnterprise and FileStorm. All Inline systems function in a heterogeneous operating system environment, including Windows, UNIX and Linux. The purchase of Inline Corporation included the acquisition of assets of $3,904,245, and liabilities of $614,668.  The aggregate purchase price consisted of the following:

Cash payment to seller	$2,412,731
Fair value of common stock issued to seller	276,846
Estimated direct transaction fees and expenses	600,000
$3,289,577

The following table summarizes the estimated fair values of Inline’s assets acquired and liabilities assumed at the date of the acquisition:

Cash	$487,603
Accounts Receivable	866,455
Lease Deposits	20,500
Inventory, net	394,863
Property and equipment, net	919,374
Intangible assets	1,215,450
Accounts payable and accrued expenses	(614,668)
$3,289,577

Intangible assets acquired from Inline were assigned the following values:  value of manufacturing GSA schedule with an assigned valued of $750,000 amortized straight line over five years; value of customer relationships with an assigned value of $465,450 amortized straight line over five years.  Intangible assets acquired from Inline had the following unamortized values at September 30, 2008: value of manufacturing GSA schedule of $637,500; value of customer relationships of $395,633.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2008 and 2007

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of Inline Corporation occurred at October 1, 2006.

	For the Year Ended September 30,
	2008	2007
Revenues, net	$17,936,651	$21,166,970

Net loss	(6,105,840)	(3,550,068)

Net loss per common share – basic and diluted	$ (0.33)	$ (0.34)

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

IceWEB’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended September 30, 2008 and 2007 all material assets and revenues of IceWEB were in the United States.

NOTE 15 – SUBSEQUENT EVENTS

On November 26, 2008 IceWEB executed a convertible debenture agreement with Sand Hill Finance, LLC in the amount of $1,170,767. The debenture bears interest at 18% and will allow SHF to convert the outstanding obligation into shares of IceWEB common stock at a fixed floor conversion price of $0.30 per share. In conjunction with this agreement, IceWEB entered into a Warrant Amendment Agreement pursuant to which the Company agreed to amend the exercise price on outstanding warrants issued to SHF to purchase 145,000 shares of IceWEB common stock by lowering the exercise price on these warrants to $0.50 per share from $1.00 per share.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company is a party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management of IceWEB, Inc. together with its consolidated subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of the end of the Company’s 2008 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2008 is effective.

Inherent Limitations on Effectiveness of Controls
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Positions
John R. Signorello	42	Chairman and Chief Executive Officer
Mark B. Lucky	49	Chief Financial Officer
Harold F. Compton (1)(2)	58	Director
Raymond H. Pirtle (2)	65	Director
Joseph L. Druzak (1)	54	Director
Jack Bush(1)	71	Director
Harry E. Soyster	71	Director

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

Harry E. Soyster.  General Soyster has been a member of our Board of Directors since March 2008.  General Soyster served as Director, Defense Intelligence Agency during Desert Shield/Storm.  He also served as Deputy Assistant Chief of Staff for Intelligence, Department of the Army; Commanding General, U.S. Army Intelligence and Security Command; and in the Joint Reconnaissance Center, Joint Chiefs of Staff.  In Vietnam, he was a field artillery battalion operations officer, and was twice decorated for valor and wounded in action.  Upon retirement, General Soyster was Vice President for International Operations with Military Professional Resources Incorporated where he helped pioneer the concept of providing retired military expertise to support emerging democracies in Eastern Europe and Africa.  In 2006, he served as Special Assistant to the SEC Army for World War II 60th Anniversary Commemorations.  Currently, he serves as consultant to numerous corporations and participates in studies by the Center for Strategic and International Studies and the National Institute for Public Policy.  In 1957, General Soyster graduated from the United States Military Academy with a Bachelor of Science degree in Engineering. He also holds a Masters of Science degree in Chemistry from Pennsylvania State University in Chemistry and a Masters of Science degree in Management from the University of Southern California. His military education includes completion of the Field Artillery School, Basic and Advanced Courses; the U.S. Army Command and General Staff College; and the National War College.  General Soyster has an active TS/SCI (Top Secret/Sensitive Compartmented Information) clearance.

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

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. The following table provides information concerning the compensation of our directors for their services as members of our Board of Directors for the fiscal year ended September 30, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harold Compton	—	—	48,005	—	—	—	48,005
Jack Bush	—	—	28,803	—	—	—	28,803
John R. Signorello	—	—	—	—	—	—	—
Raymond Pirtle	—	—	28,803	—	—	—	28,803
Harry E. Soyster	—	—	21,268	—	—	—	21.268
Joseph Druzak	—	—	28,803	—	—	—	28,803

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended September 30, 2008 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2008, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following Board members and officers failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended September 30, 2008, except as set forth below:

•	Mr. Signorello failed to file 2 reports covering 3 transactions,
•	Mr. Compton failed to file 1 reports covering 2 transactions,
•	Mr. Pirtle failed to file 1 report covering 2 transaction,
•	Mr. Druzak failed to file 1 reports covering 2 transactions
•	Mr. Bush failed to file 1 reports covering 2 transactions, and
•	Mr. Lucky failed to file 2 reports covering 3 transactions

All such Form 4s have subsequently been filed by the reporting person.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2008. The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

John Signorello (1)	2008	235,500		559,500	0			5,736	800,736
	2007	192,000		0	245,035			5,049	442,084

Mark B. Lucky (2)	2008	211,250		158,900	9,601			5,736	385,487
	2007	80,000			105,714	0	0	2,945	188,659

(1)        Mr. Signorello is our Chief Executive Officer. All other compensation in fiscal 2008 includes $5,736 which represents the value of health insurance premiums we pay for Mr. Signorello. In fiscal 2008 we granted him 1,500,000 shares of our restricted common stock, valued at $559,500.  The compensation for Mr. Signorello in fiscal 2008 included $25,500  in salary that had been accrued and not yet paid.  All other compensation in fiscal 2007 includes $5,049 which represents the value of health insurance premiums we pay for Mr. Signorello. In fiscal 2007 we granted him options to purchase 100,000 shares of our common stock with an exercise price of $0.70 per share, 500,000 of our common stock with an exercise price of $0.58 per share, and 250,000 shares of our common stock with an exercise price of $0.60 per share. All other compensation expense for fiscal 2007 excludes the value of securities issued to Blue Point Financial, LLC as interest, or interest otherwise due BluePoint Financial, LLC as such effective interest rate equated to 18% per annum.

(2)        Mr. Lucky is our Chief Financial Officer. All other compensation in fiscal 2007 and 2008 represents the value of health insurance premiums we pay for Mr. Lucky. In fiscal 2008 we granted him options to purchase 50,000 shares of our common stock with an exercise price of $0.001.  The compensation for Mr. Lucky in fiscal 2008 included $12,750  in salary that had been accrued and not yet paid.  In fiscal 2007 we granted him options to purchase 100,000 shares of our common stock with an exercise price of $0.58, options to purchase 100,000 shares of our common stock with an exercise price of $0.55, options to purchase 50,000 with an exercise price of $0.50 and options to purchase 150,000 shares of our common stock with an exercise price of $0.60.

How Mr. Signorello’s compensation is determined

Mr. Signorello, who has served as our CEO since March 2000, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Signorello compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Signorello compensation. During fiscal 2008 Mr. Signorello’s compensation package included a base salary of $250,000 and company provided health care benefits. The amount of compensation payable to Mr. Signorello can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

John R. Signorello	100,000			$0.70	04/28/2012
	75,000	425,000		$0.58	05/05/2015
	7,500	242,500		$0.60	09/06/2012

Mark Lucky	51,000	49,000		$0.58	5/6/2012
	72,000	78,000		$0.55	6/14/2012
	58,500	91,500		$0.60	9/6/2012
	5,000	45,000		$0.001	3/18/2013

STOCK OPTION PLAN

In August 2000, our Board of Directors adopted our 2000 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The Plan was approved by our stockholders in August 2001. As amended in May 2006 and in June, 2007, we have reserved an aggregate of 10,000,000 shares of common stock for issuance under the Plan. At November 30, 2008 we have granted options to purchase 6,583,827 shares of our common stock under the Plan. Our Board of Directors (or at their discretion a committee of our Board members) administers the Plan including, without limitation, the selection of recipients of awards under the Plan, the granting of stock options, restricted shares or performance shares, the determination of the terms and conditions of any such awards, the interpretation of the Plan and any other action they deem appropriate in connection with the administration of the Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 22, 2008, there were 30,379,369 shares of our common stock issued and outstanding. Our common stock is the only outstanding class of our voting securities. The following table sets forth, as of December 15, 2008, information known to us relating to the beneficial ownership of these shares by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 45925 Maries Road, Dulles, Virginia 20166.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from December 5, 2008 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of December 5, 2007, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

John R. Signorello (1)	6,730,344	21.7%
Hal Compton (2)	773,500	2.5%
Raymond H. Pirtle (3)	280,500	0.9%
Joseph L. Druzak (4)	583,626	1.9%
Mark B. Lucky (5)	1,587,400	5.2%
Ed Soyster (6)	28,500	0.1%
Jack Bush (7)	380,500	1.2%

All executive officers and as a group (seven persons)	9,344,370	33.5%

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

(2) The number of shares beneficially owned by Mr. Compton includes options to purchase 27,500 shares of our common stock at an exercise price of $0.80 per share, options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70, options to purchase 22,500 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.001 per share.

(3) The number of shares beneficially owned by Mr. Pirtle includes options to purchase 27,500 shares of our common stock at an exercise price of $0.80 per share and options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, and options to purchase 22,500 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 150,000 shares of our common stock at an exercise price of $0.001 per share.

(4) The number of shares beneficially owned by Mr. Druzak includes options to purchase 27,500 shares of our common stock at an exercise price of $0.80 per share, options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, and options to purchase 22,500 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 150,000 shares of our common stock at an exercise price of $0.001 per share.

(5) The number of shares beneficially owned by Mr. Lucky includes options to purchase 27,000 shares of our common stock at an exercise price of $0.58 per share, options to purchase 36,000 shares of our common stock at an exercise price of $0.55 per share, and options to purchase 22,500 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 50,000 shares of our common stock at an exercise price of $0.001 per share.

(6) The number of shares beneficially owned by Mr. Soyster includes options to purchase 25,000 shares of our common stock at an exercise price of $0.37 per share, and options to purchase 100,000 shares of our common stock at an exercise price of $0.001 per share.

(7) The number of shares beneficially owned by Mr. Bush includes options to purchase 25,000 shares of our common stock at an exercise price of $0.80 per share, options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, and options to purchase 22,500 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 150,000 shares of our common stock at an exercise price of $0.001 per share.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2000 Management and Director Equity Incentive and Compensation Plan and any compensation plans not previously approved by our stockholders as of September 30, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our stockholders:
2000 Management and Director Equity Incentive and Compensation Plan	6,883,827	$0.44	3,446,173

Plans not approved by stockholders:
None	0	n/a	n/a

A description of each of these plans is contained later in this report under Part III Item 10. Executive Compensation – Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Messrs. Compton, Pirtle, Druzak, Soyster, and Bush, members of our Board of Directors, are “independent” within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13. EXHIBITS

2.1	Agreement and Plan of Reorganization and Stock Purchase Agreement with Disease S.I. Inc.(4)
2.2	Agreement and Plan of Merger with IceWEB Communications, Inc. (8)
2.3	Agreement and Plan of Merger with Seven Corporation (9)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (1)
3.5	Certificate of Amendment to Certificate of Incorporation (2)
3.6	Certificate of Amendment to Certificate of Incorporation (3)
3.7	Certificate of Amendment to Certificate of Incorporation (11)
3.8	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.9	Certificate of Amendment to Certificate of Incorporation (13)
3.10	Bylaws (1)
3.11	Certificate of Designations of Series B Convertible Preferred Stock (17)
4.1	Form of Common Stock Purchase Warrant “A” (12)
4.2	Form of Common Stock Purchase Warrant “B” (12)
4.3	Form of Common Stock Purchase Warrant “C” (12)
4.4	Form of Series H Common Stock Purchase Warrant (16)
4.5	Form of Series I Common Stock Purchase Warrant (16)
4.6	Form of $0.70 Common Stock Purchase Warrant “A” (16)
4.7	Form of Comerica Bank warrant (16)
4.8	Form of Common Stock Purchase Warrant “D” (17)
4.9	Form of Common Stock Purchase Warrant “E” (17)
4.10	Form of Common Stock Purchase Warrant “F” (17)
4.11	Form of Common Stock Purchase Warrant “G” (18)
4.12	Form of Common Stock Purchase Warrant for Sand Hill Finance LLC (18)
4.13	Secured Convertible Debenture for Sand Hill Finance LLC
4.14	Warrant Amendment Agreement with Sand Hill Finance LLC
10.1	Acquisition Agreement with North Orlando Sports Promotions, Inc. (1)
10.2	Asset Purchase Agreement with Raymond J. Hotaling (5)
10.3	2000 Management and Director Equity Incentive and Compensation Plan (6)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.5	Stock Purchase and Exchange Agreement with Interlan Communications (9)
10.6	Preferred Stock Purchase Agreement dated March 30, 2005 (12)
10.7	Registration Rights Agreement with Barron Partners LP (12)
10.8	Asset and Stock Purchase Agreement for iPlicity, Inc.(16)
10.9	Asset and Stock Purchase Agreement for DevElements, Inc. of Virginia (15)
10.10	Form of Loan and Security Agreement with Comerica Bank (16)
10.11	Forbearance Agreement (16)
10.12	Sublease Agreement for principal executive offices (16)
10.13	Preferred Stock Purchase Agreement dated September 8, 2005 (18)
10.14	Registration Rights Agreement with Barron Partners LP (18)
10.15	Financing Agreement with Sand Hill Finance LLC (18)
10.16	Lease Agreement for principal executive offices (19)
10.17	Retailer Marketing Agreement with CompUSA (20)
10.18	Stock Purchase Agreement with Inline Corporation
10.19	First Amendment to Stock Purchase Agreement with Inline Corporation
14.1	Code of Business Conduct and Ethics *
21.1	Subsidiaries of the small business issuer (16)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *
_________
* filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits and reviews for the fiscal years ended September 30, 2008 and 2007 is $61,500 and $55,000, respectively.

AUDIT-RELATED FEES

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Our audit-related and review fees for the fiscal Years ended September 30, 2008 and 2007 were $27,500 and $0.

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal Years ended September 30, 2008 and 2007 is $0 and $0, respectively.

ALL OTHER FEES

There were no other fees billed by our principal accountant for the fiscal years ended September 30, 2008 and 2007, except as provided above.

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

ICEWEB, INC.

December 26, 2008	By: /s/ John R. Signorello
John R. Signorello, Director, and Principal Executive Officer

By: /s/ Mark B. Lucky
Mark B. Lucky, Chief Financial Officer and principal financial and accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Signorello	CEO and director	December 29, 2008
John R. Signorello

/s/ Mark B. Lucky	Chief Financial Officer	December 29, 2008
Mark B. Lucky

/s/ Hal Compton	Director	December 29, 2008
Hal Compton

/s/ Raymond H. Pirtle, Jr.	Director	December 29, 2008
Raymond H. Pirtle, Jr.

/s/ Joseph Druzak	Director	December 29, 2008
Joseph Druzak

/s/ Jack Bush	Director	December 29, 2008
Jack Bush

/s/ Harry E. Soyster	Director	December 29, 2008
Harry E. Soyster