Form 10KSB/A
period 2008-09-30
ICEWEB INC
filed 2009-01-09
CIK 1097718

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB/A is being filed solely for the purpose of correcting certain non-material typographical errors found throughout this Amended report.  No other changes to the originally filed Form 10-KSB is intended to be made by the filing of this Form 10-k/A.

This Amendment No.1 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the filing date of the Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2008 (“fiscal 2008”) AS COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2007 (“fiscal 2007”)

The following table provides an overview of certain key factors of our results of operations for fiscal year 2008 as compared to fiscal year 2007:

	Fiscal Year Ended September 30,		$	%
	2008	2007	Change	Change
Sales	$16,294,423	$18,732,069	$(2,437,646)	(13%)
Cost of sales	14,067,630	16,811,274	(2,743,644)	(16%)
Operating Expenses:
Marketing and selling	192,595	192,816	(222)	(0%)
Depreciation and amortization	575,499	351,400	224,099	(64%)
Research and development	303,526	-	303,526	100%
General and administrative	6,910,039	3,834,829	3,075,210	80%
Total operating expenses	7,981,659	4,379,045	3,602,614	82%
Loss from operations	(5,754,865)	(2,458,250)	(3,296,615)	(134%)
Total other income (expense)	(655,928)	(391,873)	(264,055)	(67%)
Net loss	$(6,410,793)	$(2,850,123)	$(3,560,670)	(125%)

Other Key Indicators:
	Fiscal 2008	Fiscal 2007	% Change
Cost of sales as a percentage of revenues	86.3%	89.75%	(3.4%	)
Gross profit margin	13.7%	10.25%	3.4%
General and administrative expenses as a percentage of revenues	42.4%	20.47%	(21.9%	)
Total operating expenses as a percentage of revenues	49.0%	23.37%	(25.6%	)

Sales
For fiscal 2008, we reported sales of $16,294,423 as compared to net revenues of $18,732,069 for fiscal 2007, a decrease of $2,437,646 or approximately 13%. Of our total net revenues for fiscal 2008, approximately $14,886,699 is attributable to third party product sales by our IceWEB Solutions Group, approximately $982,049 is attributable to our sale of storage products, and approximately $425,675 is attributable to revenues from our online products and services. For fiscal 2007, approximately $16,921,721 is attributable to third party product sales by our IceWEB Solutions Group and approximately $186,625 is attributable to revenues from our online products and services.

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

General and administrative expense. For fiscal 2008, general and administrative expenses were $6,910,039 as compared to $3,834,829 for fiscal 2007, an increase of $3,075,210 or approximately 80%. This increase is primarily attributable to the acquisition of Inline Corporation in December 2007, which contributed general and administrative expense of $1,096,655.  For each of fiscal 2008 and 2007, general and administrative expenses consisted of the following:

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

At September 30, 2008, we had a working capital deficit of $(5,572,671) compared to a working capital deficit of $(1,981,325) at September 30, 2007, an increase of $3,591,346. The increase is primarily attributable to activity related to our acquisition of Inline Corporation.  These changes are primarily attributable to the decreases in accounts receivable of $2,021,318 and cash of $1,087,690, along with the increase in accounts payable and accrued expenses of $1,957,616, offset by the decrease in current notes payable of $920,995, the decrease in notes payable- related party of $115,767, and the increase in inventory of $392,216.

Net cash provided by operating activities was $862,691 for fiscal 2008 as compared to net cash used in operating activities of $1,245,512 for fiscal 2007, an increase of $2,108,203.  For fiscal 2008, our cash provided by operations of $862,691 consisted of a net loss of $6,410,793, offset by non-cash items totaling $7,058,551 including items such as depreciation and amortization of $575,499, stock based compensation of $1,573,363, the amortization of deferred compensation of $910,930, and other non-cash items of $16,196. Additionally, during fiscal 2008 we had an increase in operating liabilities and a decrease in operating assets which offset our net loss. This change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $2,887,773 attributable to a decrease in fourth quarter sales, an increase in accounts payable and accrued liabilities of $1,342,947, offset by an increase in inventory of $2,647.

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

Net cash provided by financing activities for fiscal 2008 was $161,368 as compared to $2,035,975 for fiscal 2007, a decrease of $1,874,607.  The primary reason for the decrease was a decrease of $858,158 in net proceeds from the sale of equity securities and exercise of warrants and options during fiscal 2008 as compared to fiscal 2007, as well as the net proceeds from notes payable of $1,275,218.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses of $6,410,793 and $2,850,123 respectively, for the years ended September 30, 2008 and 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000.  In conjunction with the acquisition of Inline Corporation in December, 2007, the lending limit on the credit facility was increased to $2,750,000.  In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets.  At September 30, 2008, the principal amount due under the Financing Agreement amounted to $1,168,852.  The principal amount due under the term note amounted to $919,340.  These amounts are included in the notes payable balance of $2,274,456 on the balance sheet at September 30, 2008.

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Year Ended September 30,
	2008	2007
Expected volatility	87% - 198%	76% - 107%
Expected term	1 - 5 Years	3 - 5 Years
Risk-free interest rate	2.34% - 4.38%	4.39% - 4.96%
Forfeiture Rate	0% - 45%	0% - 35%
Expected dividend yield	0%	0%

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

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2008 and 2007

A summary of the status of the Company’s outstanding stock options as of September 30, 2008 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2008			Year Ended September 30, 2007
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Stock options
Balance at beginning of year	5,212,219	$0.61		$1,493,806	$1.00	$
Granted	7,310,000	0.27		6,225,000	0.55
Exercised	(1,780,000)	0.12		(967,800)	0.51
Forfeited	(4,158,392)	0.49		(1,538,787)	0.76
Balance at end of year	6,583,827	$0.45	$92,650	5,212,219	$0.61		$285,570

Options exercisable at end of year	4,123,134	$0.48	$10,560	2,295,527	$0.63		$236,766

Weighted average fair value of options granted during the year		$0.27			$0.55

The following table summarizes information about employee stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price
$ 0.001-0.25	1,850,000	3.44 Years	$ 0.11	1,096,000	$ 0.18
0.30-0.48	1,045,000	3.20 Years	0.41	784,050	0.40
0.54-0.60	2,531,608	3.81 Years	0.58	1,236,873	0.58
0.61-0.80	1,137,500	3.11 Years	0.70	986,492	0.71
1.44-3.80	19,719	0.28 Years	1.48	19,719	1.48
	6,583,827		$ 0.44	4,123,134	$ 0.48

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