Form 10-Q
period 2008-12-31
ICEWEB INC
filed 2009-02-13
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2008

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At February 12, 2009, there were 30,979,369 outstanding shares of common stock, $.001 par value per share.

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

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED December 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheets

CURRENT ASSETS:	December 31, 2008	September 30, 2008 (1)
Cash	$3,498	$4,780
Accounts receivable, net of allowance for doubtful accounts of $9,000	3,794,162	3,094,110
Inventory, net	461,055	400,312
Other current assets	16,807	21,572
Prepaid expenses	55,308	55,155
	4,330,830	3,575,929

OTHER ASSETS:
Property and equipment, net of accumulated depreciaton of $1,542,871	1,091,968	1,169,369
Deposits	61,418	61,418
Intangible assets, net of accumulated amortization of $542,047	1,048,882	1,132,612
Total Assets	$6,533,098	$5,939,328

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,865,191	$7,762,872
Notes payable	1,842,055	1,372,565
Deferred revenue	14,396	13,164
	9,721,642	9,148,601

Long-Term Liabilities
Notes Payable	1,145,921	956,520
Total Liabilities	10,867,563	10,105,121

Stockholders’ Deficit
Preferred stock ($.001 par value; 10,000,000 shares authorized) Series A convertible preferred stock ($.001 par value; 0 shares issued and outstanding)	—	—
Series B convertible preferred stock ($.001 par value; 1,253,334 shares issued and outstanding)	1,253	1,253
Common stock ($.001 par value; 1,000,000,000 shares authorized; 30,979,369 shares issued and 30,816,669 shares outstanding)	30,981	24,690
Additional paid in capital	16,437,291	15,953,221
Accumulated deficit	(20,790,990)	(20,131,957)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)
Total stockholders’ deficit	(4,334,465)	(4,165,793)

Total Liabilities and stockholders’ deficit	$6,533,098	$5,939,328

(1)	Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

	Three Months Ended December 31
	2008	2007

Sales	$1,740,588	$4,212,732

Cost of sales	1,267,675	3,613,816

Gross profit	472,913	598,916

Operating expenses:
Marketing and selling	11,244	29,405
Depreciation and amortization	176,248	75,831
Research and development	81,665	—
General and administrative	667,059	1,006,948

Total Operating Expenses	936,216	1,112,184

Loss From Operations	(463,303)	(513,268)

Other income (expenses):
Interest income	483	924
Interest expense	(196,214)	(97,636)

Total other income (expenses):	(195,731)	(96,712)

Net loss	$(659,034)	$(609,980)

Basic and diluted loss per common share	$(0.02)	$(0.05)

Weighted average common shares outstanding – basic and diluted	28,855,635	13,305,466

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2008	2007

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	$(842,930)	$724,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,119)	(9,892)
Cash used in acquisitions, net	—	(1,538,407)
NET CASH USED IN INVESTING ACTIVITIES	(15,119)	(1,548,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	(26,586)	(21,480)
Proceeds from notes payable - related party	—	1,482
Repayment of notes payable - related party	—	(8,540)
Proceeds from notes payable	1,972,131	2,812,247
Proceeds from exercise of common stock options	600	—
Payments on notes payable	(1,089,378)	(2,393,414)

NET CASH PROVIDED BY FINANCING ACTIVITIES	856,767	390,295

NET DECREASE IN CASH	(1,282)	(433,773)

CASH - beginning of period	4,780	1,092,470

CASH - end of period	$3,498	$658,697

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$148,647	$97,636
Income taxes	—	—

Non-cash transactions affecting investing and financing activities:
Conversion of shares of preferred stock to shares of common stock	—	456,667

Acquisition details:
Fair value of assets acquired	$—	$2,688,795
Intangible assets	$—	$1,215,450
Liabilities assumed	$—	$(614,668)
Common stock issued in connection with acquisition	$—	$876,846

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 - NATURE OF BUSINESS

IceWEB, Inc. was originally founded to serve the commercial and federal markets with network security products and proprietary on-line software solutions. In 2008, the Company narrowed its focus and expanded its capabilities by acquiring INLINE Corporation, a data storage company specializing in custom designed, short-production run storage solutions for the Geospatial Information Systems (GIS) market.

In fiscal year 2009 the Company has three lines of business: Storage & GIS products, IT solutions and Online services. The Company plans to grow its revenues and profits in both the Storage and solutions businesses while maintaining its position in the online market.

Storage and GIS Products.  These products simplify how enterprises retain, access, manage and protect their data.  Demand for data storage is ever-growing and ubiquitous as data files in all market sectors have become larger and richer with video and multimedia content. This growth is particularly strong in the already billion dollar GIS market that is projected to grow ten-fold over the next decade.  Therefore, IceWEB’s strategic direction is to grow its share and profits in this market based upon its own proprietary designs and its strategic relationships with its GIS software OEMs such as ESRI, the world-wide leader in GIS application software.

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
GIS products utilize the latest storage server, SAN and NAS technology

IT Solutions.  IceWEB provides IT network infrastructure security solutions to government and commercial organizations. The products come from the Company’s strategic partners which include RSA Security, ISS, Blue Coat, F5 Networks, McAfee and Cisco. IceWEB will continue to invest in this business in 2009. Solutions include:

•	Security information management, firewall implementation, management and monitoring
•	Intrusion detection, intrusion, prevention, anti-virus, anti-spam
•	Wide area network optimization, user authentication, remote access control

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 - NATURE OF BUSINESS (continued)

Online Services.  In December 2005, IceWEB launched IceMAIL TM a packaged software service that provides network –hosted groupware, email, calendaring and collaboration functionality. Customers are organizations wishing to use Microsoft Exchange and Outlook without having to procure, maintain and manage their own equipment and software.  Online services were subsequently expanded to include IcePORTAL TM which provides customers with a complete Intranet portal and IceSECURE TM a hosted email encryption service. These products continue to provide predictable monthly revenues for the Company; however the Company has no plans to make new investments in this business in 2009.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our interim consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2008 included in our Annual Report on Form 10-KSB. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to fiscal 2009 amounts.

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2008 and 2007 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the three months ended December 31, 2008, the Company incurred a net loss of $659,034 which included noncash expenses of $501,000. Cash used in operations totaled $842,930. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company’s products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, the valuation of stock-based compensation, the useful life of intangible assets and property and equipment, and the valuation of goodwill.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of December 31, 2008. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the three months ended December 31, 2008 and 2007, respectively.

Intangible Assets

Intangible assets, net consists of the cost of acquired customer relationships and the value of Federal contracts that the Company acquired in the acquisition of certain assets of True North and in the acquisition of Inline Corporation. The Company capitalizes and amortizes the cost of acquired intangible assets over their estimated useful lives on a straight-line basis. The estimated useful lives of the Company’s acquired customer relationships and Federal government contracts are three to five years.

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

DECEMBER 31, 2008

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

Earnings per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is anti-dilutive. At December 31, 2008, there were options and warrants to purchase 6,516,983 shares of common stock and 1,253,334 shares issuable upon conversion of Series B preferred stock which could potentially dilute future earnings per share.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

Prior to January 1, 2005, the Company accounted for stock options issued under the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

Effective January 1, 2005 we adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment”,(“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. We had previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations and provided the required pro forma disclosures of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) which was superseded by SFAS 123(R). The Company has also applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) in the adoption of SFAS 123(R).

We elected to adopt the modified prospective application transition method as provided by SFAS 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the three months ended December 31, 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2008, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2008, property and equipment consisted of the following:

	Estimated Life
Office equipment	5 years	$637,920
Computer software	3 years	719,153
Vehicles	3 years	17,330
Furniture and fixtures	5 years	261,385
Leasehold improvements	5 years	999,050
		2,634,838

Less: accumulated depreciation		(1,542,870)

		$1,091,968

Depreciation expense for the three months ended December 31, 2008 and 2007 was $92,519 and $74,115 respectively.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 4 - INVENTORY

Inventory consisted of the following:

	December 31, 2008	September 30, 2008
Raw materials	$400,174	$351,579
Work in progress	75,130	65,921
Finished goods	25,011	21,974
	500,217	439,474

Less: reserve for obsolescence	(39,162)	(39,162)

	$461,055	$400,312

NOTE 5 - ACQUISITION AND DISPOSITIONS

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
$430,000

On December 22, 2007, we acquired 100% of the outstanding stock of Inline for $2,412,731 in cash, plus 503,356 shares of IceWEB common stock valued at $276,846, the fair market value on the date of acquisition. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements of operations from the date of acquisition. Inline is a leading provider of intelligent enterprise data storage solutions and services for the geospatial intelligence marketplace. Inline’s proprietary products include reliable, high performance Storage Area Network Solutions, Network Attached Storage, and Direct Attached Storage and the rapidly expanding OEM Storage Centric Appliances. Today, Inline has developed its fifth generation of advanced data storage solutions, marketed under the brands TruEnterprise and FileStorm . All Inline systems function in a heterogeneous operating system environment, including Windows, UNIX and Linux. The purchase of Inline Corporation included the acquisition of assets of $3,904,245, and liabilities of $614,668. The aggregate purchase price consisted of the following:

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 5 - ACQUISITION AND DISPOSITIONS (continued)

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
$3,289,577

Intangible assets acquired from Inline were assigned the following values:  value of manufacturing GSA schedule with an assigned valued of $750,000 amortized straight line over five years; value of customer relationships with an assigned value of $465,450 amortized straight line over five years. Intangible assets acquired from Inline had the following unamortized values at December 31, 2008: value of manufacturing GSA schedule of $600,000; value of customer relationships of $372,360.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2007, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At December 31, 2008, the principal amount due under the Financing Agreement amounted to $1,776,834.

In November, 2008, in connection with the term note the Company executed a convertible debenture agreement with Sand Hill Finance, LLC in the amount of $1,170,767. The debenture bears interest at 18% and will allow Sand Hill Finance, LLC to convert the outstanding obligation into shares of IceWEB common stock at a fixed floor conversion price of $0.30 per share. The principal amount due under the convertible debenture amounted to $1,145,921 at December 31, 2008.

Interest on the accounts receivable-based borrowings is payable at a rate of 2% per month on the average loan balance outstanding during the year, equal to an annual interest of approximately 24% per year. The Company also agreed to pay an upfront commitment fee of 1% of the credit line upon signing the Financing Agreement, half of which was due and paid upon signing (amounting to $9,000) and half of which is due on the first anniversary of the Financing Agreement. In addition, the Company is obligated to pay a commitment fee of 1% of the credit limit annually, such amounts are payable on the anniversary of the agreement.

In connection with the Financing Agreement, the Company issued Sand Hill Finance, LLC, a seven-year common stock purchase warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. The exercise price was subsequently reduced to $0.50 per share pursuant to Warrant Amendment Agreement which was executed in conjunction with the convertible debenture. The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of the Company’s common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and reclassifications. The fair value of the warrant of $16,250 has been recorded as an addition to paid-in capital and interest expense during the year ended September 30, 2007.

In connection with the term note, the Company issued Sand Hill Finance, LLC a seven-year common stock purchase warrant to purchase 120,000 shares of our common stock at an exercise prices $1.00 per share. The exercise price was subsequently reduced to $0.50 per share pursuant to Warrant Amendment Agreement which was executed in conjunction with the convertible debenture. The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of the Company’s common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and reclassifications. The fair value of the warrant of $13,589 has been recorded as an addition to paid-in capital and deferred finance costs during the year ended September 30, 2008.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 6 - NOTES PAYABLE (continued)

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

In August, 2008, the Company borrowed $187,500 from an accredited investor. The note bears interest at 16% and had a term of four months, and can be repaid in either cash or IceWEB common stock. As of December 31, 2008 the Company had repaid the full amount of the note through the sale of 2,226,101 shares of Iceweb common stock.

NOTE 7 - EQUIPMENT FINANCING PAYABLE

On July 6, 2006, the Company entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. The Company received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, the Company entered into an agreement to lease the equipment back from the third party for 36 monthly rent payments of $10,398 until August 2009. The Company is accounting for this equipment financing arrangement as a capital lease. In connection with the agreement, the Company made an initial security deposit of $30,000 and is included in deposits in the balance sheet at December 31, 2008. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, the Company did not record any gain or loss. Imputed interest on this financing is 20% per annum. At December 31, 2008, the amount due under this equipment financing arrangement amounted to $65,221, which is reflected as a current liability on the accompanying balance sheet.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2008, the Company had no balances in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 9 - STOCKHOLDERS’ DEFICIT

During the three months ended December 31, 2008 in connection with the payment on a note payable discussed in Note 6, the Company issued 1,959,601 shares of common stock. The shares were valued at $152,273, the fair market value in the date of issuance.

During the three months ended December 31, 2008, in connection with the exercise of 600,000 stock options, the Company issued 600,000 shares of common stock for cash proceeds of $600.

During the three months ended December 31, 2008, Sand Hill Finance, LLC converted $45,000 of their outstanding convertible debenture into 300,000 shares of common stock.

During the three months ended December 31, 2008 the Company issued 3,431,680 shares of common stock to employees, valued at $137,267. The shares were issued at $0.04 per share, the fair market value at the time of issuance, as compensation in lieu of salary.

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2008 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	300,000	$1.94
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at end of period	300,000	$1.94

Warrants exercisable at end of period	300,000	$1.94

Weighted average fair value of warrants granted or re-priced during the period		$0.50

The following table summarizes information about common stock warrants outstanding at December 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price
0.50	145,000	5.79 Years	0.50	145,000	0.50
0.65	75,000	0.67 Years	0.65	75,000	0.65
2.00	5,000	2.55 Years	2.00	5,000	2.00
4.00	37,500	1.00 Years	4.00	37,500	4.00
8.00	37,500	1.00 Years	8.00	37,500	8.00
	300,000		$1.94	300,000	$1.94

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	December 31,
	2008	2007
Expected volatility	87% - 198%	76% - 107%
Expected term	1 - 5 Years	3 - 5 Years
Risk-free interest rate	2.34% - 2.45%	4.39% - 4.96%
Forfeiture Rate	0% - 45%	0% - 35%
Expected dividend yield	0%	0%

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 10 - STOCK OPTION PLAN (continued)

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

For the three months ended December 31, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to $155,220. At December 31, 2008, there was approximately $810,654 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of December 31, 2008 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	6,583,827	$0.45
Granted	740,000	0.07
Exercised	(600,000)	0.001
Forfeited	(506,844)	0.17
Balance at end of period	6,216,983	$0.45

Options exercisable at end of period	4,067,300	$0.47

Weighted average fair value of options granted during the year		$0.07

The following table summarizes information about employee stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.001-0.25	1,790,000	3.68 Years	$0.10	1,064,100	$0.17
0.30-0.48	745,000	3.57 Years	0.46	521,550	0.46
0.54-0.60	2,531,608	3.56 Years	0.58	1,574,608	0.58
0.61-0.80	1,137,500	2.86 Years	0.70	894,167	0.72
1.44-3.80	12,875	0.06 Years	1.51	12,875	1.51
	6,216,983		$0.45	4,067,300	$0.49

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

IceWEB’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, reselling hardware and software. For the three months ended December 31, 2008 and 2007 all material assets and revenues of IceWEB were in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

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

•

On December 22, 2007, we acquired 100% of the outstanding stock of Inline Corporation for $2,412,731 in cash, plus 503,356 shares of IceWEB common stock valued at $276,846, the fair market value on the date of acquisition. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements from the date of acquisition. Inline is a leading provider of intelligent enterprise data storage solutions and services for the geospatial intelligence marketplace. Inline’s proprietary products include reliable, high performance Storage Area Network Solutions, Network Attached Storage, and Direct Attached Storage and the rapidly expanding OEM Storage Centric Appliances. Today, Inline has developed its fifth generation of advanced data storage solutions, marketed under the brands TruEnterprise and FileStorm . All Inline systems function in a heterogeneous operating system environment, including Windows, UNIX and Linux. The purchase of Inline Corporation included the acquisition of assets of $2,688,795, and liabilities of $614,668.

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended September 30, 2008 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

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

•

Revenues from sales of products are generally recognized when products are shipped unless the Company has obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract.

•

Revenue from services is recorded as it is earned. Commissions earned on third party sales are recorded in the month in which contracts are awarded. Customers are generally billed every two weeks based on the units of production for the project. Each project has an estimated total which is based on the estimated units of production and agreed upon billing rates.

•	Amounts billed in advance of services being provided are recorded as deferred revenues and recognized in the consolidated statement of operations as services are provided.

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007

The following table provides an overview of certain key factors of our results of operations for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007:

	Three months ended December 31,		$ of	%
	2008	2007	Change	Change
Net Revenues	1,740,588	4,212,732	(2,472,144)	(58.7%)
Cost of sales	1,267,675	3,613,816	(2,346,141)	(64.9%)
Operating Expenses:
Marketing and selling	11,244	29,405	(18,161)	61.8%
Depreciation and amortization	176,248	75,831	(100,417)	132.4%
Research and development	81,665	—	81,665	100.0%
General and administrative	667,059	1,006,948	(339,889)	(33.8%)
Total operating expenses	936,216	1,112,184	(175,968)	(15.8%)
Loss from operation	(463,303)	(513,268)	(49,965)	(9.7%)
Total other income (expense)	(195,731)	(96,712)	99,019	102.4%
Net loss	$(659,034)	$(609,980)	49,054	8.0%

Other Key Indicators:

	Three months ended December 31,		%
	2008	2007	Change
Cost of sales as a percentage of revenues	72.8%	85.8%	(13.0%)
Gross profit margin	27.2%	14.2%	13.0%
General and administrative expenses as a percentage of revenues	38.3%	23.9%	14.4%
Total operating expenses as a percentage of revenues	53.8%	26.4%	27.4%

Revenues

For the three months ended December 31, 2008, we reported revenues of $1,740,588 as compared to revenues of $4,212,732 for the three months ended December 31, 2007, a decrease of $2,472,144 or approximately 59%. The decrease is primarily due to the Company’s focus on our high margin data storage business unit and the related decrease in our third party product sales through IceWEB Solutions Group. Storage revenue accounted for approximately 24% of our revenue. Revenues from the Solutions Group business accounted for 71% of our revenue and our online services accounted for 5% of our revenue during the three months ended December 31, 2008.

Cost of Sales

Our cost of sales consists of products purchased for resale, and component parts for the manufacture of our storage products. For the three months ended December 31, 2008, cost of sales was $1,267,675, or approximately 72.8% of revenues, compared to $3,613,816, or approximately 85.8% of revenues, for the three months ended December 31, 2007. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 was the result of improved mix of higher margin storage products during the three months ended December 31, 2008 as a percentage of total revenue. We anticipate that our gross profit margins will continue to improve through the balance of fiscal 2009, as IceWEB storage product revenue will make up a larger percentage of total revenue, primarily through sales of Inline storage products.

Total Operating Expenses

Our total operating expenses decreased approximately 16% to $936,216 for the three months ended December 31, 2008 as compared to $1,112,184 for the three months ended December 31, 2007. These changes include:

•           Marketing and Selling. For the three months ended December 31, 2008, marketing and selling costs were $11,244 as compared to $29,405 for the three months ended December 31, 2007, a decrease of $18,161 or approximately 62%. The decrease was due to a decrease in IceWEB Online web marketing, advertising and print advertising during the three months ended December 31, 2008.

•           Depreciation and amortization expense. For the three months ended December 31, 2008, depreciation and amortization expense amounted to $176,248 as compared to $75,831 for the three months ended December 31, 2007, an increase of $100,417 or 132%. The increase in depreciation and amortization was primarily attributable to the amortization of leasehold improvements, manufacturing GSA schedule, and other fixed assets acquired as part of the acquisition of Inline Corporation in December, 2007.

•           General and administrative expense. For the three months ended December 31, 2008, general and administrative expenses were $667,059 as compared to $1,006,948 for the three months ended December 31, 2007, a decrease of $339,889 or approximately 34%. For the three months ended December 31, 2008 and 2007 general and administrative expenses consisted of the following:

	Fiscal Q1	Fiscal Q1
	2008	2007
Occupancy	5,770	52,032
Consulting	18,483	38,505
Employee compensation	554,625	655,597
Professional fees	11,448	24,496
Internet/Phone	23,970	22,313
Travel/Entertainment	5,071	30,770
Investor Relations	3,158	45,199
Licenses	465	1,173
Insurance	14,489	15,316
Other	28,114	104,897
Leased Equipment	1,466	16,650
	667,059	1,006,948

•

For the three months ended December 31, 2008, Occupancy expense decreased to $5,770 as compared to $52,032. Occupancy expense is lower due to the Company’s relocation to its manufacturing facility in Dulles, Virginia.

•

For the three months ended December 31, 2008, Consulting expense decreased to $18,483 as compared to $38,505. Consulting expense decreased as a result of general cost-cutting measures put in place by the Company.

•

For the three months ended December 31, 2008, salaries and related expenses decreased to $554,625 as compared to $655,597. Employee compensation is lower due to lower headcount and the resulting lower salaries paid, offset by higher expense related to the amortization of deferred compensation related to employee stock options of $155,220.

•

For the three months ended December 31, 2008, Professional fee expense decreased to $11,448 as compared to $24,496. Professional fee expense decreased as a result of general cost-cutting measures put in place by the Company.

•

For the three months ended December 31, 2008, travel and entertainment expense decreased to $5,071 as compared to $30,770. Travel and entertainment expense decreased as a result of limited travel by sales and marketing and general cost-cutting measures put in place by the Company.

•

For the three months ended December 31, 2008, Other expense amounted to $28,114 as compared to $104,897 for the three months ended December 31, 2007, a decrease of 76,783. The decrease was due to a one-time charge for credit card fees of $20,817 and $23,375 of miscellaneous tax and auto expense related to the acquisition of Inline in the three months ended December 31, 2007. In addition, web development expense was lower in the three months ended December 31, 2008 versus the year-ago period by $13,080.

•

For the three months ended December 31, 2008 Investor relations expense decreased to $3,158 as compared to $45,199 for the three months ended December 31, 2007. The decrease is due to a decreased number of road shows and a general decrease in investor relations activity.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2009, with the exception of share-based payments that the Company may incur from time to time.

LOSS FROM OPERATIONS

We reported a loss from operations of $463,303 for the three months ended December 31, 2008 as compared to a loss from operations of $513,268 for the three months ended December 31, 2007, an improvement of $49,965 or approximately 10%.

OTHER INCOME (EXPENSES)

Interest Income. Interest income for the three months ended December 31, 2008 amounted to $483 and represented interest earned on interest bearing cash accounts. This compares to $924 in interest income in the comparable period in fiscal 2007.

Interest Expense. For the three months ended December 31, 2008, interest expense amounted to 196,214 as compared to $97,636 for the three months ended December 31, 2007, an increase of $98,578 or 101%. The increase in interest expense is primarily attributable to the increase in borrowings and certain interest bearing liabilities related to the acquisition of Inline Corporation. Also, during the three months ended December 31, 2008, we amortized deferred financing costs of $32,264, as compared to $0 during the three months ended December 31, 2007.

NET LOSS

Our net loss was $659,034 for the three months ended December 31, 2008 compared to $609,980 for the three months ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2008 and September 30, 2008:

	December 31,	September 30,	$	%
	2008	2008	Change	Change
Working Capital	(5, 390,812)	(5,572,671)	181,859	3.3%

Cash	3,498	4,780	(1,282)	(26.8%)

Accounts receivable, net	3,794,162	3,094,110	700,052	22.6%
Inventory	461,055	400,312	60,743	15.2%
Total current assets	4,330,830	3,575,930	754,900	21.1%
Property and equipment, net	1,091,968	1,169,369	(77,401)	(6.6%)
Intangibles, net	1,048,882	1,132,612	(83,730)	(7.4%)

Total assets	6,533,098	5,939,327	593,771	10.0%

Accounts payable and accrued liabilities	7, 865,191	7,762,872	102,319	1.3%
Notes payable-current	1,842,055	1,372,565	469,491	34.2%
Deferred revenue	14,396	13,164	1,232	9.4%
Total current liabilities	9,721,642	9,148,601	573,410	6.3%
Notes payable-long term	1,145,921	956,519	189,402	19.8%
Total liabilities	10,867,563	10,105,120	762,443	7.5%
Accumulated deficit	(20,790,990)	(20,131,957)	(659,033)	3.3%
Stockholders’ deficit	(4,334,465)	(4,165,793)	(168,672)	4.0%

Net cash used in operating activities was $842,930 for the three months ended December 31, 2008 as compared to net cash provided by operating activities of $742,231 for the three months ended December 31, 2007, a decrease of $1,567,161. For the three months ended December 31, 2008, we used cash to fund our net loss of $659,033 offset by non-cash items such as depreciation and amortization expense of $176,248, share-based compensation expense of $292,488, and offset by changes in assets and liabilities of $684,897. Also during the three months ended December 31, 2008 we experienced increases in billings of accounts receivable of $700,052, which was offset by an increase in accounts payable during the period of $102,338. For the three months ended December 31, 2007, we used cash to fund our net loss of $609,980 offset by non-cash items such as depreciation expense of $74,115, share-based compensation expense of $106,444, and offset by changes in assets and liabilities of $183,175. Also during the three months ended December 31, 2007 we experienced increases in collections of accounts receivable of $2,179,632, which was offset by a decrease in accounts payable during the period of $842,805.

Net cash used in investing activities for the three months ended December 31, 2008 was $15,118 as compared to net cash used in investing activities of $1,548,299 for the three months ended December 31, 2007. During the three months ended December 31, 2008, we used cash of $15,118 for property and equipment purchases. During the three months ended December 31, 2007, we used net cash of $1,538,407 as partial consideration in our acquisition of Inline. Additionally, we used cash of $9,892 for property and equipment purchases.

Net cash provided by financing activities for the three months ended December 31, 2008 was $856,767 as compared to net cash provided of $390,295 for the three months ended December 31, 2007. For the three months ended December 31, 2008, net cash provided by financing activities related to proceeds received from notes payable of $1,972,131 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $600, and the payment of notes payable with common stock of $197,275, offset by repayments on notes payable of $1,286,653 which were to pay down the balance on the Sand Hill Finance LLC factoring line, and repayments of equipment financing of $26,586. For the three months ended December 31, 2007, net cash provided by financing activities related to proceeds received from notes payable of $2,812,247 which were advances under our factoring line with Sand Hill Finance LLC, proceeds received from related party notes and advances of $1,482 offset by repayments on notes payable of $2,393,415 which were to pay down the balance on the Sand Hill Finance LLC factoring line, payments on related party advances of $8,540 and repayments of equipment financing of $21,480.

At December 31, 2008 we had a working capital deficit of $5,390,812 and an accumulated deficit of $20,790,990. The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2008 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales decreased significantly during the three months ended December 31, 2008, our gross profit margin was approximately 27% and our sales were not sufficient to pay our operating expenses. We reported a net loss of $659,034 for the three months ended December 31, 2008. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At December 31, 2008 we had cash on hand of $3,498. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At December 31, 2008 we owed Sand Hill Finance, LLC $1,776,834 under this accounts receivable line.

We do not have any commitments for capital expenditures. In connection with our annual report for our fiscal year ending September 30, 2009 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002. We do not presently have any external sources of working capital other than what may be available under the factoring agreement with Sand Hill Finance and loans from related parties. Our working capital needs in future periods are dependent primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

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

Recent Accounting Pronouncements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended December 31, 2008, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In  addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed on January 9, 2009, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICEWEB, INC.

By: /s/ John R. Signorello
February 13, 2009	John R. Signorello,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
February 13, 2009	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer