Form 10-Q
period 2009-03-31
ICEWEB INC
filed 2009-05-14
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 0-27865

ICEWEB, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-2640971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22900 Shaw Road, Suite 111

Sterling, VA 20166

(Address of principal executive offices)

(571) 287-2388

(Issuer’s telephone number)

205 Van Buren Street, Suite 150

Herndon, VA 20170

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 13, 2009, there were 44,367,950 outstanding shares of common stock, $.001 par value per share.

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

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms “IceWEB”, the “Company”, “we”, “our,” and “us” refers to IceWEB, Inc., a Delaware corporation, and our subsidiaries. The information which appears on our web site at www.iceweb.com is not part of this quarterly report.

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheet

March 31, 2009

(Unaudited)

CURRENT ASSETS:	March 31, 2009	September 30, 2008 (1)
Cash	$8,358	$4,780
Accounts receivable, net of allowance for doubtful accounts of $9,000	840,282	3,094,110
Inventory, net	122,334	400,312
Other current assets	23,905	21,572
Prepaid expenses	46,820	55,155
	1,041,699	3,575,929

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $1,505,014	1,004,899	1,169,369
Deposits	73,955	61,418
Intangible assets, net of accumulated amortization of $303,862	911,588	1,132,612
Total Assets	$3,032,141	$5,939,328

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,244,421	$7,762,872
Notes payable	1,577,640	1,372,565
Deferred revenue	12,476	13,164
	2,834,537	9,148,601

Long-Term Liabilities
Notes Payable	1,197,536	956,520
Total Liabilities	4,032,073	10,105,121

Stockholders’ Deficit
Preferred stock ($.001 par value; 10,000,000 shares authorized) Series A convertible preferred stock ($.001 par value; 0 shares issued and outstanding)	—	—
Series B convertible preferred stock ($.001 par value; 1,253,334 shares issued and outstanding)	1,253	1,253
Common stock ($.001 par value; 1,000,000,000 shares authorized; 41,267,950 shares issued and 41,105,250 shares outstanding)	41,270	24,690
Additional paid in capital	17,039,595	15,953,221
Accumulated deficit	(18,069,050)	(20,131,957)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)
Total stockholders’ deficit	(999,932)	(4,165,793)

Total Liabilities and stockholders’ deficit	$3,032,141	$5,939,328

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008

Sales	$1,369,702	$3,902,131	$3,110,290	$8,114,863

Cost of sales	806,391	3,264,075	2,074,066	6,877,890

Gross profit	563,311	638,056	1,036,224	1,236,973

Operating expenses:
Marketing and selling	19,268	59,314	30,512	88,720
Depreciation and amortization	170,798	76,533	347,045	152,364
Research and development	76,865	85,730	156,431	85,730
General and administrative	858,256	1,811,312	1,527,415	2,818,260

Total Operating Expenses	1,125,187	2,032,889	2,061,403	3,145,074

Income (loss) From Operations	(561,876)	(1,394,833)	(1,025,179)	(1,908,101)

Other income (expenses):
Gain from sale of subsidiary	3,452,236	—	3,452,236	—
Interest income	660	1,661	1,142	2,584
Interest expense	(169,080)	(187,371)	(365,294)	(285,007)

Total other (expenses):	3,283,816	(185,710)	3,088,084	(282,423)

Net income (loss)	$2,721,940	$(1,580,543)	$2,062,905	$(2,190,524)

Basic income (loss) per common share	$0.08	$(0.10)	$0.07	$(0.15)
Diluted loss per common share	$0.08	$(0.10)	$0.06	$(0.15)

Weighted average common shares outstanding-basic	32,671,802	15,272,865	30,736,308	14,679,343
Weighted average common shares outstanding-diluted	34,667,320	15,272,865	32,829,375	14,679,343

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2009	2008

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	$(788,470)	$(633,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,118)	(35,691)
Cash used in acquisitions, net	—	(1,311,318)
NET CASH USED IN INVESTING ACTIVITIES	(15,118)	(1,347,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	(45,114)	(44,136)
Repayment of notes payable - related party	—	(115,767)
Payment on notes payable with common stock	197,274	—
Proceeds from notes payable	6,175,684	6,043,934
Payments on notes payable	(5,684,478)	(4,872,667)
Proceeds from exercise of common stock options	163,800	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	807,166	1,011,364

NET INCREASE (DECREASE) IN CASH	3,578	(969,071)

CASH - beginning of year	4,780	1,092,470

CASH - end of period	$8,358	$123,399

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$365,294	$276,566
Income taxes	—	—

Acquisition details:
Intangible assets	$—	$1,215,450
Liabilities assumed	$—	$(614,668)
Common stock issued	$—	$876,846
Direct costs	—	740,000
Fair value of assets acquired	$—	$2,688,795
Cash paid	$—	$2,412,731

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

In fiscal year 2009, through the second quarter ended March 31, 2009 the Company had three lines of business: Storage & GIS products, IT solutions and Online Services.

In March, 2009, the Company sold IceWEB Virginia, Inc., its IT solutions business, to an unrelated third party. As a result, the Company is now focused exclusively on Storage and GIS products, and Online Services. The Company plans to focus and grow its revenues and profits in the Storage and Online Services market.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2008 and 2007 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the six months ended March 31, 2009, the Company had net income of $2,062,907 which included noncash expenses of $1,013,345, and noncash income from the gain on sale of its subsidiary of $3,452,235. Cash used in operations totaled $788,470. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of March 31, 2009. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the six months ended March 31, 2009 and 2008, respectively.

Intangible Assets

Intangible assets, net consists of the cost of acquired customer relationships and the value of Federal contracts that the Company acquired in the acquisition of Inline Corporation. The Company capitalizes and amortizes the cost of acquired intangible assets over their estimated useful lives on a straight-line basis. The estimated useful lives of the Company’s acquired customer relationships and Federal government contracts are three to five years.

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

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is anti-dilutive. At March 31, 2009, there were Series B convertible preferred stock, options and warrants to purchase 2,393,066 shares of common stock which could potentially dilute future earnings per share.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 3 - PROPERTY AND EQUIPMENT

At March 31, 2009, property and equipment consisted of the following:

	Estimated Life
Office equipment	5 years	$637,920
Computer software	3 years	588,951
Vehicles	3 years	17,330
Furniture and fixtures	5 years	261,385
Leasehold improvements	5 years	999,050
		2,504,636

Less: accumulated depreciation		(1,499,736)

		$1,004,900

Depreciation expense for the six months ended March 31, 2009 and 2008 was $179,587 and $152,364 respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	March 31, 2009	September 30, 2008
Raw materials	$129,197	$351,579
Work in progress	24,225	65,921
Finished goods	8,074	21,974
	161,496	439,474

Less: reserve for obsolescence	(39,162)	(39,162)

	$122,334	$400,312

NOTE 5 - ACQUISITION AND DISPOSITIONS

On October 31, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) with True North Solutions, Inc., a Delaware corporation (“True North”) whereby the Company acquired all or substantially all of True North’s assets used in its Government Business. Upon the terms and subject to the conditions of the Agreement, the Company agreed to purchase, accept, and acquire from True North all right, title, and interest of True North in and to the Government Business, which is hereby defined and limited to (i) certain vendor agreements and (ii) all of those rights and assets, tangible or intangible, exclusively used in the performance of day to day business operations, as owned or held by True North such as certain tangible assets, websites, databases, GSA schedules and other government contracts, Federal client lists, and contracts in progress. The aggregate purchase price for these assets was $430,000 which consisted of the following:

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 5 - ACQUISITION AND DISPOSITIONS (continued)

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
$3,289,577

Intangible assets acquired from Inline were assigned the following values:  value of manufacturing GSA schedule with an assigned valued of $750,000 amortized straight line over five years; value of customer relationships with an assigned value of $465,450 amortized straight line over five years. Intangible assets acquired from Inline had the following unamortized values at March 31, 2009: value of manufacturing GSA schedule of $600,000; value of customer relationships of $372,360.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 5 - ACQUISITION AND DISPOSITIONS (continued)

On March 30, 2009, the Company completed the sale of IceWEB Virginia, Inc., a wholly owned subsidiary, to ABC Networks, Inc., (“ABC”) a privately held U.S. company. Pursuant to the terms of the transaction, ABC acquired 100% of the outstanding common stock of IceWEB, Virginia, Inc.

The aggregate sales price consisted of the following:

Common stock issued to purchaser	$80,000
Net book value of disposed subsidiary	(3,532,236)
$(3,452,236)

The following table summarizes the estimated fair values of IceWeb Virginia’s assets and liabilities disposed of at the date of the sale:

Intangible assets, net	$(53,565)
IceWEB, Inc. common stock	(80,000)
Accounts payable and accrued liabilities	3,585,801
Estimated gain on the sale	$3,452,236

The following table summarizes the required disclosures for IceWEB, as if the disposition of IceWEB Virginia, Inc. had occurred at October 1, 2007.

	For the Six Months Ended March 31,
	2009	2008
Revenues, net	$1,484,493	$678,187

Net loss, excluding gain from sale in 2009	(772,279)	(1,961,287)

Net income ( loss) per common share – basic and diluted	$(0.03)	$(0.13)

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the acquisition occurred at October 1, 2006, nor is it necessarily indicative of future operating results.

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2007, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000, due November 30, 2011. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At March 31, 2009, the principal amount due under the Financing Agreement amounted to $1,530,947.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 6 - NOTES PAYABLE (continued)

In November, 2008, in connection with the term note the Company executed a convertible debenture agreement with Sand Hill Finance, LLC in the amount of $1,170,767. The debenture bears interest at 18% and will allow Sand Hill Finance, LLC to convert the outstanding obligation into shares of IceWEB common stock at a fixed floor conversion price of $0.30 per share. The principal amount due under the convertible debenture amounted to $1,197,536 at March 31, 2009.

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

MARCH 31, 2009

NOTE 6 - NOTES PAYABLE (continued)

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

NOTE 7 - EQUIPMENT FINANCING PAYABLE

On July 6, 2006, the Company entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. The Company received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, the Company entered into an agreement to lease the equipment back from the third party for 36 monthly rent payments of $10,398 until August 2009. The Company is accounting for this equipment financing arrangement as a capital lease. In connection with the agreement, the Company made an initial security deposit of $30,000 and is included in deposits in the balance sheet at March 31, 2009. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, the Company did not record any gain or loss. Imputed interest on this financing is 20% per annum. At March 31, 2009, the amount due under this equipment financing arrangement amounted to $46,693, which is reflected as a current liability on the accompanying balance sheet.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2009, the Company had no balances in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

NOTE 9 - STOCKHOLDERS’ DEFICIT

During the six months ended March 31, 2009 in connection with the payment on a note payable discussed in Note 6, the Company issued 1,959,601 shares of common stock. The shares were valued at $152,273, the fair market value in the date of issuance.

During the six months ended March 31, 2009, in connection with the exercise of 3,040,000 stock options, the Company issued 3,040,000 shares of common stock for cash proceeds of $163,800.

During the six months ended March 31, 2009, Sand Hill Finance, LLC converted $45,000 of their outstanding convertible debenture into 300,000 shares of common stock.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

During the six months ended March 31, 2009 the Company issued 125,000 shares of common stock to consultants for services rendered which were valued at $6,500, the fair market value at the time of the issuance.

During the six months ended March 31, 2009 the Company issued 10,154,961 shares of common stock to employees, valued at $365,688. The shares were issued at between $0.03 and $0.04 per share, the fair market value at the time of issuance, as compensation in lieu of salary.

During the six months ended March 31, 2009, in connection with the sale of IceWEB Virginia, Inc. the Company issued 1,000,000 shares of common stock to the purchaser.

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2009 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	300,000	$1.94
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at end of period	300,000	$1.94

Warrants exercisable at end of period	300,000	$1.94

Weighted average fair value of warrants granted or re-priced during the period		$0.50

The following table summarizes information about common stock warrants outstanding at March 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
0.50	145,000	5.55 Years	0.50	145,000	0.50
0.65	75,000	0.42 Years	0.65	75,000	0.65
2.00	5,000	2.31 Years	2.00	5,000	2.00
4.00	37,500	0.75 Years	4.00	37,500	4.00
8.00	37,500	0.75 Years	8.00	37,500	8.00
	300,000		$1.94	300,000	$1.94

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

As amended in April, 2007 and again in February, 2009, the Plan permits the grant of options and shares for up to 20,000,000 shares of the Company’s common stock. The Plan terminates 10 years from the date of the Plan’s adoption by the Company’s stockholders.

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	March 31,
	2009	2008
Expected volatility	87% - 149%	76% - 107%
Expected term	1 - 5 Years	3 - 5 Years
Risk-free interest rate	2.34% - 2.45%	4.39% - 4.96%
Forfeiture Rate	0% - 45%	0% - 35%
Expected dividend yield	0%	0%

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

For the six months ended March 31, 2009 total stock-based compensation charged to operations for option-based arrangements amounted to $352,025. At March 31, 2009, there was approximately $816,908 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of March 31, 2009 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	6,583,827	$0.45
Granted	5,420,000	0.072
Exercised	(3,040,000)	0.054
Forfeited	(849,344)	0.275
Balance at end of period	8,114,483	$0.355

Options exercisable at end of period	5,732,975	$0.39

Weighted average fair value of options granted during the year		$0.07

The following table summarizes information about employee stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
$0.001-0.25	3,930,000	1.57 Years	$0.10	2,594,400	$0.13
0.30-0.48	635,000	2.98 Years	0.46	517,050	0.46
0.54-0.60	2,531,608	3.31 Years	0.58	1,721,508	0.58
0.61-0.80	1,017,500	2.35 Years	0.71	899,642	0.72
1.44-3.80	375	0.54 Years	3.80	375	3.80
	8,114,483		$0.355	5,732,975	$0.39

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

IceWEB’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, the manufacture and sales of IT storage products. For the six months ended March 31, 2009 and 2008 all material assets and revenues of IceWEB were in the United States.

NOTE 12 - SUBSEQUENT EVENTS

For the period from April1, 2009 through May 12, 2009, the Company issued 3,100,000 share of its common stock related to the exercise of 3,100,000 common stock options, for proceeds of $158,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three and six months ended March 31, 2009 and 2008 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

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

In addition, we offer small and medium sized businesses (“SMBs”) hosted access to enterprise-class applications delivered via the Internet for a reasonable monthly fee. These rapidly growing SaaS offerings include such hosted applications as Microsoft Exchange Server, Sharepoint, BlackBerry Enterprise Server, Good Messaging Server, SPAM and Virus protection, and advanced Email Encryption services. Our current customer base consists of nearly 900 organizations worldwide in both the public and private sectors.

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

•

On March 30, 2009, the Company completed the sale of IceWEB Virginia, Inc., a wholly owned subsidiary, to ABC Networks, Inc., (“ABC”) a privately held U.S. company. Pursuant to the terms of the transaction, ABC acquired 100% of the outstanding common stock of IceWEB, Virginia, Inc.

The aggregate sales price consisted of the following:

Common stock issued to purchaser	$80,000
Net book value of disposed subsidiary	(3,532,236)
$(3,452,236)

The following table summarizes the estimated fair values of IceWeb Virginia’s assets and liabilities disposed of at the date of the sale:

Intangible assets, net	$(53,565)
IceWEB, Inc. common stock	(80,000)
Accounts payable and accrued liabilities	3,585,801
Estimated gain on the sale	$3,452,236

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 2008

The following table provides an overview of certain key factors of our results of operations for the three and six months ended March 31, 2009 as compared to the three and six months ended March 31, 2008:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Net Revenues	$ 1,369,702	$ 3,902,131	$ 3,110,290	$ 8,114,863
Cost of sales	806,391	3,264,075	2,074,066	6,877,890
Operating Expenses:
Marketing and selling	19,268	59,314	30,512	88,720
Depreciation and amortization	170,798	76,533	347,045	152,364
Research and development	86,165	85,730	165,731	85,730
General and administrative	848,956	1,811,312	1,518,114	2,818,260
Total operating expenses	1,125,187	2,032,889	2,061,402	3,145,074
Loss from operations	(561,876)	(1,394,833)	(1,025,178)	(1,908,101)
Total other income (expense)	3,283,816	(185,710)	3,088,085	(282,423)
Net income (loss)	$ 2,721,940	$(1,580,543)	$ 2,062,907	$(2,190,524)

Other Key Indicators:

	Three months ended March 31,		Six months ended March 31,

	2009	2008	2009	2008
Cost of sales as a percentage of revenues	58.9%	83.6%	66.7%	84.8%
Gross profit margin	41.1%	16.4%	33.3%	15.2%
General and administrative expenses as a percentage of revenues	62.0%	46.4%	48.8%	34.7%
Total operating expenses as a percentage of revenues	82.1%	52.1%	66.3%	38.8%

Six Month Period ended March 31, 2009

Revenues

For the six months ended March 31, 2009, we reported revenues of $3,110,290 as compared to revenues of $8,114,863 for the six months ended March 31, 2008, a decrease of $5,004,573 or approximately 62%. The decrease is primarily due to the Company’s focus on our high margin data storage business unit and the related decrease in our third party product sales through IceWEB Solutions Group. Storage revenue accounted for approximately 43% of our revenue. Revenues from the Solutions Group business accounted for 52% of our revenue and our online services accounted for 5% of our revenue during the six months ended March 31, 2009.

Cost of Sales

Our cost of sales consists of products purchased for resale, and component parts for the manufacture of our storage products. For the six months ended March 31, 2009, cost of sales was $2,074,066, or approximately 66.6% of revenues, compared to $6,877,890, or approximately 84.8% of revenues, for the six months ended March 31, 2008. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008 was the result of improved mix of higher margin storage products during the six months ended March 31, 2009 as a percentage of total revenue. We anticipate that our gross profit margins will continue to improve through the balance of fiscal 2009, as IceWEB storage product revenue will make up a larger percentage of total revenue, primarily through sales of Inline storage products.

Total Operating Expenses

Our total operating expenses decreased approximately 34% to $2,061,402 for the six months ended March 31, 2009 as compared to $3,145,074 for the six months ended March 31, 2008. These changes include:

•           Marketing and Selling. For the six months ended March 31, 2009, marketing and selling costs were $30,514 as compared to $88,720 for the six months ended March 31, 2008, a decrease of $58,208 or approximately 66%. The decrease was due to a decrease in IceWEB Online web marketing, advertising and print advertising during the six months ended March 31, 2009.

•           Depreciation and amortization expense. For the six months ended March 31, 2009, depreciation and amortization expense amounted to $347,045 as compared to $152,364 for the six months ended March 31, 2008, an increase of $194,681 or 128%. The increase in depreciation and amortization was primarily attributable to the amortization of leasehold improvements, manufacturing GSA schedule, and other fixed assets acquired as part of the acquisition of Inline Corporation in December, 2007.

•           General and administrative expense. For the six months ended March 31, 2009, general and administrative expenses were $1,527,415 as compared to $2,818,260 for the six months ended March 31, 2008, a decrease of $1,300,146 or approximately 46%. For the six months ended March 31, 2009 and 2008 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2009	2008
Occupancy	8,068	154,505
Consulting	60,142	85,076
Employee compensation	1,292,667	1,958,510
Professional fees	14,194	54,568
Internet/Phone	39,507	54,372
Travel/Entertainment	13,915	74,347
Investor Relations	19,778	187,476
Insurance	20,889	28,930
Other	55,398	187,176
Leased Equipment	2,857	33,300
	1,527,415	2,818,260

•

For the six months ended March 31, 2009, Occupancy expense decreased to $8,068 as compared to $154,505. Occupancy expense is lower due to the Company’s relocation to its manufacturing facility in Dulles, Virginia.

•

For the six months ended March 31, 2009, Consulting expense decreased to $60,142 as compared to $85,076. Consulting expense decreased as a result of general cost-cutting measures put in place by the Company.

•

For the six months ended March 31, 2009, salaries and related expenses decreased to $1,292,667 as compared to $1,958,510. Employee compensation is lower due to lower headcount and the resulting lower salaries paid, offset by higher expense related to the amortization of deferred compensation related to employee stock options of $289,691.

•

For the six months ended March 31, 2009, Professional fees expense decreased to $14,194 as compared to $54,568. Professional fees expense decreased as a result of general cost-cutting measures put in place by the Company.

•

For the six months ended March 31, 2009, travel and entertainment expense decreased to $13,915 as compared to $74,347. Travel and entertainment expense decreased as a result of limited travel by sales and marketing and general cost-cutting measures put in place by the Company.

•

For the six months ended March 31, 2009 Other expense amounted to $55,398 as compared to $187,176 for the six months ended March 31, 2008, a decrease of 131,778. The decrease was due to a one-time charge for credit card fees of $20,817 and $23,375 of miscellaneous tax and auto expense related to the acquisition of Inline in the six months ended March 31, 2008. In addition, web development expense was lower in the six months ended March 31, 2009 versus the year-ago period by $27,880.

•

For the six months ended March 31, 2009 Investor relations expense decreased to $19,778 as compared to $187,176 for the six months ended March 31, 2008. The decrease is due to a decreased number of road shows and a general decrease in investor relations activity.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2009, with the exception of share-based payments that the Company may incur from time to time.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,025,178 for the six months ended March 31, 2009 as compared to a loss from operations of $1,908,101 for the six months ended March 31, 2008, an improvement of $882,923 or approximately 46%.

OTHER INCOME (EXPENSES)

Gain from sale of subsidiary. The gain on sale of subsidiary of $3,452,236 resulted from the sale of IceWEB Virginia, Inc. in March, 2009.

Interest Income. Interest income for the six months ended March 31, 2009 amounted to $1,142 and represented interest earned on interest bearing cash accounts. This compares to $2,584 in interest income in the comparable period in fiscal 2008.

Interest Expense. For the six months ended March 31, 2009, interest expense amounted to 365,294 as compared to $285,007 for the six months ended March 31, 2008, an increase of $80,287 or 28%. The increase in interest expense is primarily attributable to the increase in borrowings and certain interest bearing liabilities related to the acquisition of Inline Corporation. Also, during the six months ended March 31, 2009, we amortized deferred financing costs of $40,233, as compared to $0 during the six months ended March 31, 2008.

NET INCOME/ LOSS

Our net income was $2,062,907 for the six months ended March 31, 2009 compared to a net loss of $2,190,524 for the six months ended March 31, 2008.

Three Month Period ended March 31, 2009

Revenues

For the three months ended March 31, 2009, we reported revenues of $1,369,702 as compared to revenues of $3,902,131 for the three months ended March 31, 2008, a decrease of $2,532,429 or approximately 65%. The decrease is primarily due to the Company’s focus on our high margin data storage business unit and the related decrease in our third party product sales through IceWEB Solutions Group. For the three months ended March 31, 2008, storage revenue accounted for approximately 66% of our revenue. Revenues from the Solutions Group business accounted for 28% of our revenue and our online services accounted for 6% of our revenue during the three months ended March 31, 2009.

Cost of Sales

Our cost of sales consists of products purchased for resale, and component parts for the manufacture of our storage products. For the three months ended March 31, 2009, cost of sales was $806,391, or approximately 59% of revenues, compared to $3,264,075, or approximately 83.6% of revenues, for the three months ended March 31, 2008. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was the result of improved mix of higher margin storage products during the three months ended March 31, 2009 as a percentage of total revenue.

Total Operating Expenses

Our total operating expenses decreased approximately 45% to $1,125,187 for the three months ended March 31, 2009 as compared to $2,032,889 for the three months ended March 31, 2008. These changes include:

•           Marketing and Selling. For the three months ended March 31, 2009, marketing and selling costs were $19,268 as compared to $59,314 for the three months ended March 31, 2008, a decrease of $40,046 or approximately 68%. The decrease was due to a decrease in IceWEB Online web marketing, advertising and print advertising during the three months ended March 31, 2009.

•           Depreciation and amortization expense. For the three months ended March 31, 2009, depreciation and amortization expense amounted to $170,798 as compared to $76,533 for the three months ended March 31, 2008, an increase of $94,265 or 123%. The increase in depreciation and amortization was primarily attributable to the amortization of leasehold improvements, manufacturing GSA schedule, and other fixed assets acquired as part of the acquisition of Inline Corporation in December, 2007.

•           General and administrative expense. For the three months ended March 31, 2009, general and administrative expenses were $858,256 as compared to $1,811,312 for the three months ended March 31, 2008, a decrease of $953,056 or approximately 53%. For the three months ended March 31, 2009 and 2008 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2009	2008
Occupancy	2,297	102,474
Consulting	41,659	46,571
Employee compensation	736,242	1,302,913
Professional fees	2,747	30,072
Internet/Phone	15,237	32,059
Travel/Entertainment	8,844	43,577
Investor Relations	16,620	142,277
Insurance	6,400	13,614
Other	26,819	81,106
Leased Equipment	1,391	16,650
	858,256	1,811,313

•

For the three months ended March 31, 2009, Occupancy expense decreased to $2,297 as compared to $102,474. Occupancy expense is lower due to the Company’s consolidation of locations and relocation to its manufacturing facility in Dulles, Virginia.

•

For the three months ended March 31, 2009, Consulting expense decreased to $41,659 as compared to $46,571. Consulting expense decreased as a result of general cost-cutting measures put in place by the Company.

•

For the three months ended March 31, 2009, salaries and related expenses decreased to $736,242 as compared to $1,302,913. Employee compensation is lower due to lower headcount and the resulting lower salaries paid, offset by higher expense related to the amortization of deferred compensation related to employee stock options of $134,471.

•

For the three months ended March 31, 2009, Professional fees expense decreased to $2,747 as compared to $30,072. Professional fees expense decreased as a result of general cost-cutting measures put in place by the Company.

•

For the three months ended March 31, 2009, travel and entertainment expense decreased to $8,844 as compared to $43,577. Travel and entertainment expense decreased as a result of limited travel by sales and marketing and general cost-cutting measures put in place by the Company.

•

For the three months ended March 31, 2009 Other expense amounted to $26,819 as compared to $81,106 for the three months ended March 31, 2008, a decrease of 54,287. The decrease was due to a general cost-cutting measures implemented by the Company and lower headcount-driven expenses such as supplies, and the non-recurring expenses related to absorbing the acquisition of Inline in the three months ended March 31, 2008. In addition, web development expense was lower in the three months ended March 31, 2009 versus the year-ago period by $14,800.

•

For the three months ended March 31, 2009 Investor relations expense decreased to $16,620 as compared to $142,277 for the three months ended March 31, 2008. The decrease is due to a decreased number of road shows and a general decrease in investor relations activity.

LOSS FROM OPERATIONS

We reported a loss from operations of $561,876 for the three months ended March 31, 2009 as compared to a loss from operations of $1,394,833 for the three months ended March 31, 2008, an improvement of $832,957 or approximately 60%.

OTHER INCOME (EXPENSES)

Gain from sale of subsidiary. The gain on sale of subsidiary of $3,452,236 resulted from the sale of IceWEB Virginia, Inc. in March, 2009.

Interest Income. Interest income for the three months ended March 31, 2009 amounted to $660 and represented interest earned on interest bearing cash accounts. This compares to $1,661 in interest income in the comparable period in fiscal 2008.

Interest Expense. For the three months ended March 31, 2009, interest expense amounted to 169,080 as compared to $187,371 for the three months ended March 31, 2008, a decrease of $18,291 or 10%. The decrease in interest expense is primarily attributable to the decrease in borrowings and certain interest bearing liabilities related to the acquisition of Inline Corporation. Also, during the three months ended March 31, 2009, we amortized deferred financing costs of $7,968, as compared to $0 during the three months ended March 31, 2008.

NET INCOME/ LOSS

Our net income was $2,721,940 for the three months ended March 31, 2009 compared to a net loss of $1,580,543 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2009 and September 30, 2008:

	March 31,	September 30,	$	%
	2009	2008	Change	Change
Working Capital	(1,792,838)	(5,572,671)	3,779,833	67.8%

Cash	8,358	4,780	3,578	74.9%

Accounts receivable, net	840,282	3,094,110	(2,253,828)	(72.8%)
Inventory	122,334	400,312	(277,978)	(69.4%)
Total current assets	1,041,698	3,575,930	(2,534,232)	(70.9%)
Property and equipment, net	1,004,899	1,169,369	(164,470)	(14.1%)
Intangibles, net	911,588	1,132,612	(221,024)	(19.5%)

Total assets	3,032,140	5,939,327	(2,907,187)	(48.9%)

Accounts payable and accrued liabilities	1,244,421	7,762,872	(6,518,451)	(84.0%)
Notes payable-current	1,577,640	1,372,565	205,075	14.9%
Deferred revenue	12,476	13,164	(688)	(5.2%)
Total current liabilities	2,834,537	9,148,601	(6,314,064)	(69.0%)
Notes payable-long term	1,197,536	956,519	241,017	25.2%
Total liabilities	4,032,073	10,105,120	(6,073,047)	60.1%)
Accumulated deficit	(18,069,050)	(20,131,957)	(2,062,907)	(10.2%)
Stockholders’ deficit	(999,932)	(4,165,793)	(3,165,861)	(76.0%)

Net cash used in operating activities was $788,470 for the six months ended March 31, 2009 as compared to net cash used in operating activities of $633,426 for the six months ended March 31, 2008, an increase of $155,046. For the six months ended March 31, 2009, we had net income of $2,062,907 and non-cash items such as depreciation and amortization expense of $347,045, share-based compensation expense of $631,379, amortization of deferred finance costs of $34,920, offset by the gain on sale of our IceWEB Virginia subsidiary in the amount of $3,452,235, and decreases from changes in assets and liabilities of $420,800. During the six months ended March 31, 2009 we experienced a decrease in accounts receivable of $2,253,828, which was offset by a decrease in accounts payable during the period of $6,518,451. For the six months ended March 31, 2008, we used cash to fund our net loss of $2,190,524 offset by non-cash items such as depreciation expense of $149,328, share-based compensation expense of $727,925, and offset by changes in assets and liabilities of $572,782. Also during the six months ended March 31, 2008 we experienced increases in collections of accounts receivable of $2,591,828, which was offset by a decrease in accounts payable during the period of $1,199,694.

Net cash used in investing activities for the six months ended March 31, 2009 was $15,118 as compared to net cash used in investing activities of $1,347,009 for the six months ended March 31, 2008. During the six months ended March 31, 2009, we used cash of $15,118 for property and equipment purchases. During the six months ended March 31, 2008, we used net cash of $1,311,318 as partial consideration in our acquisition of Inline. Additionally, we used cash of $35,691 for property and equipment purchases.

Net cash provided by financing activities for the six months ended March 31, 2009 was $807,166 as compared to net cash provided of $1,011,364 for the six months ended March 31, 2008. For the six months ended March 31, 2009, net cash provided by financing activities related to proceeds received from notes payable of $6,175,684 which were advances under our factoring line with Sand Hill Finance LLC, and proceeds from the exercise of common stock options of $163,800, offset by repayments on notes payable of $5,684,478 which were to pay down the balance on the Sand Hill Finance LLC factoring line, and repayments of equipment financing of $45,114. For the six months ended March 31, 2008, net cash provided by financing activities related to proceeds received from notes payable of $6,043,934 which were advances under our factoring line with Sand Hill Finance LLC, offset by repayments on notes payable of $4,872,667 which were to pay down the balance on the Sand Hill Finance LLC factoring line, payments on related party advances of $115,767 and repayments of equipment financing of $44,136.

At March 31, 2009 we had a working capital deficit of $1,792,838 and an accumulated deficit of $18,069,050. The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2008 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales decreased significantly during the six months ended March 31, 2009, our gross profit margin was approximately 33.3% and our sales were not sufficient to pay our operating expenses. We reported net income of $2,062,907 for the six months ended March 31, 2009. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At March 31, 2009 we had cash on hand of $8,358. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At March 31, 2009 we owed Sand Hill Finance, LLC $1,530,947 under this accounts receivable line.

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

None.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the six months ended March 31, 2009, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-KSB/A filed on January 9, 2009, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-KSB/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March, 2009, in conjunction with the sale of its subsidiary IceWEB Virginia, Inc., the Company issued 1,000,000 shares of IceWEB common stock to the purchaser.

In March, 2009, the Company issued 125,000 shares of its common stock to two service providers. The shares were valued at $6,500, the fair market value of the stock on the dates the stock were issued.

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

ICEWEB, INC.

By: /s/ John R. Signorello
May 14, 2009	John R. Signorello,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
May 14, 2009	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer