Form 10-Q
period 2009-06-30
ICEWEB INC
filed 2009-08-14
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 13, 2009, there were 53,769,617 outstanding shares of common stock, $.001 par value per share.

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
QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ICEWEB, Inc.
Consolidated Balance Sheet
June 30, 2009
(Unaudited)

CURRENT ASSETS:	June 30, 2009	September 30, 2008 (1)
Cash	$25,339	$4,780
Accounts receivable, net of allowance for doubtful accounts of $9,000	859,623	3,094,110
Inventory, net	107,204	400,312
Other current assets	28,704	21,572
Prepaid expenses	43,106	55,155
	1,063,976	3,575,929

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $1,505,014	993,079	1,169,369
Deposits	74,571	61,418
Intangible assets, net of accumulated amortization of $303,862	850,816	1,132,612
Total Assets	$2,982,442	$5,939,328

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,277,169	$7,762,872
Notes payable	1,773,445	1,372,565
Deferred revenue	11,101	13,164
	3,061,715	9,148,601

Long-Term Liabilities
Notes Payable	1,252,085	956,520
Total Liabilities	4,313,800	10,105,121

Stockholders’ Deficit
Preferred stock ($.001 par value; 10,000,000 shares authorized) Series A convertible preferred stock ($.001 par value; 0 shares issued and outstanding)	—	—
Series B convertible preferred stock ($.001 par value; 1,253,334 shares issued and outstanding)	1,253	1,253
Common stock ($.001 par value; 1,000,000,000 shares authorized; 49,767,950 shares issued and 49,605,250 shares outstanding at June 30, 2009 and 24,688,088 shares issued and 24,425,588 outstanding at September 30, 2008)	49,770	24,690
Additional paid in capital	17,648,572	15,953,221
Accumulated deficit	(19,017,953)	(20,131,957)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)
Total stockholders’ deficit	(1,331,358)	(4,165,793)

Total Liabilities and stockholders’ deficit	$2,982,442	$5,939,328

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Sales	$826,182	$5,981,083	$3,936,472	$14,095,946

Cost of sales	404,641	5,249,906	2,478,707	12,127,796

Gross profit	421,541	731,177	1,457,765	1,968,150

Operating expenses:
Marketing and selling	18,266	50,208	48,778	138,927
Depreciation and amortization	85,793	259,933	432,839	412,297
Research and development	94,020	121,906	250,450	207,636
General and administrative	1,027,484	2,369,286	2,554,898	5,187,547

Total Operating Expenses	1,225,563	2,801,333	3,286,965	5,946,407

Loss From Operations	(804,022)	(2,070,156)	(1,829,200)	(3,978,257)

Other income (expenses):
Gain from sale of subsidiary	—	—	3,452,236	—
Interest income	—	682	1,142	3,266
Interest expense	(144,884)	(196,450)	(510,178)	(481,457)

Total other income (expenses)	(144,884)	(195,768)	2,943,200	(478,191)

Net income (loss)	$(948,906)	$(2,265,924)	$1,114,000	$(4,456,448)

Basic income (loss) per common share	$(0.02)	$(0.12)	$0.03	$(0.28)
Diluted income (loss) per common share	$(0.02)	$(0.12)	$0.03	$(0.28)

Weighted average common shares outstanding-basic	38,794,632	19,172,959	35,431,837	16,162,168
Weighted average common shares outstanding-diluted	38,794,632	19,172,959	37,637,725	16,162,168

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2009	2008

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	$(1,408,644)	$(385,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,318)	(65,923)
Cash used in acquisitions, net	—	(1,311,318)
NET CASH USED IN INVESTING ACTIVITIES	(28,318)	(1,377,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	(45,114)	(60,068)
Repayment of notes payable - related party	—	(115,767)
Proceeds from notes payable	7,060,871	7,092,685
Payments on notes payable	(6,122,036)	(6,476,876)
Common stock issued for services rendered	12,500	—
Proceeds from exercise of common stock options	454,300	198,450
Proceeds from sale of common stock	97,000	80,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,457,521	718,424

NET INCREASE (DECREASE) IN CASH	20,559	(1,044,136)

CASH - beginning of year	4,780	1,092,470

CASH - end of period	$25,339	$48,334

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$365,294	$463,245
Income taxes	—	—

Non-cash transactions affecting investing and financing activities:
Conversion of shares of preferred stock to shares of common stock	—	1,037,000

Acquisition details:
Liabilities assumed	$—	$614,668
Common stock issued	$—	$276,8456
Direct costs	—	740,000
Fair value of assets acquired	$—	$3,904,245
Cash paid	$—	$2,412,731

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

In fiscal year 2009, through the third quarter ended June 30, 2009 the Company had three lines of business: Storage & GIS products, IT solutions and Online Services.

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
JUNE 30, 2009

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

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2008 and 2007 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the nine months ended June 30, 2009, the Company had net income of $1,114,000 which included noncash expenses of $1,333,303, and noncash income from the gain on sale of its subsidiary of $3,452,236. Cash used in operations totaled $1,408,644. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
JUNE 30, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of June 30, 2009. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the nine months ended June 30, 2009 and 2008, respectively.

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
JUNE 30, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is anti-dilutive. At June 30, 2009, there were Series B convertible preferred stock, options and warrants to purchase 2,393,066 shares of common stock which could potentially dilute future earnings per share.

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2009 and September 30, 2008, property and equipment consisted of the following:

	Estimated Life	June 30, 2009	September 30, 2008
Office equipment	5 years	$639,420	$628,080
Computer software	3 years	599,229	713,876
Vehicles	3 years	17,330	17,330
Furniture and fixtures	5 years	261,385	261,385
Leasehold improvements	5 years	1,005,750	999,050
		2,523,114	2,619,721

Less: accumulated depreciation		(1,530,035)	(1,450,352)

		$993,079	$1,169,369

Depreciation expense for the nine months ended June 30, 2009 and 2008 was $204,608 and $206,882 respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	June 30, 2009	September 30, 2008
Raw materials	$117,093	$351,579
Work in progress	21,955	65,921
Finished goods	7,318	21,974
	146,366	439,474

Less: reserve for obsolescence	(39,162)	(39,162)

	$107,204	$400,312

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 5 - ACQUISITION AND DISPOSITIONS

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
$3,289,577

Intangible assets acquired from Inline were assigned the following values:  value of manufacturing GSA schedule with an assigned valued of $750,000 amortized straight line over five years; value of customer relationships with an assigned value of $465,450 amortized straight line over five years. Intangible assets acquired from Inline had the following unamortized values at June 30, 2009: value of manufacturing GSA schedule of $525,000; value of customer relationships of $325,815.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 5 - ACQUISITION AND DISPOSITIONS (continued)

On March 30, 2009, the Company completed the sale of IceWEB Virginia, Inc., a wholly owned subsidiary, to ABC Networks, Inc., (“ABC”) a privately held U.S. company. Pursuant to the terms of the transaction, ABC acquired 100% of the outstanding common stock of IceWEB, Virginia, Inc.

The aggregate sales price consisted of the following:

Common stock issued to purchaser	$80,000
Net book value of disposed subsidiary	(3,532,236)
$(3,452,236)

The following table summarizes the estimated fair values of IceWeb Virginia’s assets and liabilities disposed of at the date of the sale:

Intangible assets, net	$(53,565)
IceWEB, Inc. common stock	(80,000)
Accounts payable and accrued liabilities	3,585,801
Estimated gain on the sale	$3,452,236

The following table summarizes the required disclosures for IceWEB, as if the disposition of IceWEB Virginia, Inc. had occurred at October 1, 2007.

	For the Nine Months Ended June 30,
	2009	2008
Revenues, net	$2,094,965	$809,558

Net loss, excluding gain from sale in 2009	(1,721,188)	(2,843,280)

Net income ( loss) per common share – basic and diluted	$(0.05)	$(0.18)

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the acquisition occurred at October 1, 2006, nor is it necessarily indicative of future operating results.

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2007, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000, due November 30, 2011. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At June 30, 2009, the principal amount due under the Financing Agreement amounted to $1,726,751.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6 - NOTES PAYABLE (continued)

In November, 2008, in connection with the term note the Company executed a convertible debenture agreement with Sand Hill Finance, LLC in the amount of $1,170,767. The debenture bears interest at 18% and will allow Sand Hill Finance, LLC to convert the outstanding obligation into shares of IceWEB common stock at a fixed floor conversion price of $0.30 per share. The principal amount due under the convertible debenture amounted to $1,252,085 at June 30, 2009.

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
JUNE 30, 2009

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

NOTE 7 - EQUIPMENT FINANCING PAYABLE

On July 6, 2006, the Company entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. The Company received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, the Company entered into an agreement to lease the equipment back from the third party for 36 monthly rent payments of $10,398 until August 2009. The Company is accounting for this equipment financing arrangement as a capital lease. In connection with the agreement, the Company made an initial security deposit of $30,000 and is included in deposits in the balance sheet at June 30, 2009. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, the Company did not record any gain or loss. Imputed interest on this financing is 20% per annum. At June 30, 2009, the amount due under this equipment financing arrangement amounted to $46,693, which is reflected as a current liability on the accompanying balance sheet.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2009, the Company had no balances in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

NOTE 9 - STOCKHOLDERS’ DEFICIT

During the nine months ended June 30, 2009 in connection with the payment on a note payable discussed in Note 6, the Company issued 1,959,601 shares of common stock. The shares were valued at $152,273, the fair market value in the date of issuance.

During the nine months ended June 30, 2009, in connection with the exercise of 8,540,000 stock options, the Company issued 8,540,000 shares of common stock for cash proceeds of $454,300.

During the nine months ended June 30, 2009, Sand Hill Finance, LLC converted $45,000 of their outstanding convertible debenture into 300,000 shares of common stock.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

During the nine months ended June 30, 2009 the Company issued 225,000 shares of common stock to consultants for services rendered which were valued at $12,500, the fair market value at the time of the issuance.

During the nine months ended June 30, 2009 the Company issued 10,154,961 shares of common stock to employees, valued at $365,688. The shares were issued at between $0.03 and $0.04 per share, the fair market value at the time of issuance, as compensation in lieu of salary.

During the nine months ended June 30, 2009, in connection with the sale of IceWEB Virginia, Inc. the Company issued 1,000,000 shares of common stock to the purchaser.

On June 3, 2009 we sold 1,400,000 shares of common stock at a per share price of $0.03, valued at $42,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 3, 2009 we sold 1,000,000 shares of common stock at a per share price of $0.04, valued at $40,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 8, 2009 we sold 500,000 shares of common stock at a per share price of $0.03, valued at $15,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2009 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	300,000	$1.94
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at end of period	300,000	$1.94

Warrants exercisable at end of period	300,000	$1.94

Weighted average fair value of warrants granted or re-priced during the period		$0.50

The following table summarizes information about common stock warrants outstanding at June 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
0.50	145,000	5.30 Years	0.50	145,000	0.50
0.65	75,000	0.17 Years	0.65	75,000	0.65
2.00	5,000	2.06 Years	2.00	5,000	2.00
4.00	37,500	0.50 Years	4.00	37,500	4.00
8.00	37,500	0.50 Years	8.00	37,500	8.00
	300,000		$1.94	300,000	$1.94

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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
JUNE 30, 2009

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

For the nine months ended June 30, 2009 total stock-based compensation charged to operations for option-based arrangements amounted to $352,025. At June 30, 2009, there was approximately $816,900 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of June 30, 2009 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	6,583,827	$0.45
Granted	13,420,000	0.064
Exercised	(8,540,000)	0.053
Forfeited	(849,344)	0.275
Balance at end of period	10,614,483	$0.29

Options exercisable at end of period	8,564,000	$0.30

Weighted average fair value of options granted during the year		$0.064

The following table summarizes information about employee stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$0.001-0.25	6,430,000	0.89 Years	$0.09	5,189,100	$0.07
0.30-0.48	635,000	2.74 Years	0.46	539,400	0.46
0.54-0.60	2,531,608	3.06 Years	0.58	1,855,408	0.58
0.61-0.80	1,017,500	2.11 Years	0.71	979,717	0.71
1.44-3.80	375	0.29 Years	3.80	375	3.80
	10,614,483		$0.29	8,564,000	$0.30

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

IceWEB’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, IceWEB has determined that it operates in a single operating segment, specifically, the manufacture and sales of IT storage products. For the nine months ended June 30, 2009 and 2008 all material assets and revenues of IceWEB were in the United States.

NOTE 12 - SUBSEQUENT EVENTS

For the period from July 1, 2009 through August 12, 2009, the Company issued 375,000 share of its common stock related to the exercise of 375,000 common stock options, for proceeds of $15,000.

On July 29, 2009 the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Technology Capital Partners, LLC (the “Investor”), which provides that, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $3,000,000 of our Series C Preferred Stock.  Under the terms of the Purchase Agreement, from time to time until July 23, 2010 and at our sole discretion, we may present the Investor with a notice to purchase such Series C Preferred Stock (the “Notice”).  The Investor is obligated to purchase such Series C Preferred Stock on the tenth trading day after the Notice date, subject to satisfaction of certain closing conditions.  The Investor will not be obligated to purchase the Series C Preferred Stock (i) in the event the closing price of our common stock during the nine trading days following delivery of a Notice falls below 75% of the closing price on the trading day prior to the date such Notice is delivered to the Investor, or (ii) to the extent such purchase would result in the Investor and its affiliates beneficially owning more than 9.99% of our common stock.

On the date of delivery of each Notice under the Purchase Agreement, we will also issue to the Investor warrants to purchase our common stock at an exercise price equal to the closing price of our common stock on the trading day prior to the delivery date of the Notice.  The number of shares issuable upon exercise of the warrant will be equal in value to 135% of the purchase price of the Series C Preferred Stock to be issued in respect of the related Notice, and shall have a term of two years, or four years if the exercise price is below the closing sale price of the common stock on the date of the Notice.  Each warrant will be exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of common stock issuable upon exercise of such warrant becomes effective and (ii) the date that is six months after the issuance date of such warrant.

The Series C Preferred Stock is redeemable after the fifth anniversary of the date of its issuance and is subject to repurchase by us (i) at any time at our election, or (ii) following the consummation of certain fundamental transactions by us, at the option of a majority of the holders of the Series C Preferred Stock.

Holders of Series C Preferred Stock will be entitled to receive dividends, which will accrue in shares of Series C Preferred Stock on an annual basis at a rate equal to 10% per annum from the issuance date.  Accrued dividends will be payable upon redemption of the Series C Preferred Stock.  The Series C Preferred Stock ranks, with respect to dividend rights and rights upon liquidation:

●	senior to our common stock; and

●	on parity with our Series B Preferred Stock.

The Series C Preferred Stock and warrants and the common stock issuable upon exercise of the warrants will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three and nine months ended June 30, 2009 and 2008 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

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

●
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

●
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

We generate revenues from the manufacture and sale of data storage appliances and servers, the sale of software services, application development, network integrated technology, and third party hardware sales. We believe that the key factors to our continued growth and profitability include the following:

●	Continued focus on the GIS market and expanding our channels of distribution with OEM partners

●	Continued investment in product development and research efforts

●	Raising approximately $3 million of additional working capital to expand our marketing, research and development, and restructure our debt.

●	Hiring additional qualified, technical employees, and

●	Improving our internal financial reporting systems and processes.

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

●
Revenues from sales of products are generally recognized when products are shipped unless the Company has obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract.

●
Revenue from services is recorded as it is earned. Commissions earned on third party sales are recorded in the month in which contracts are awarded. Customers are generally billed every two weeks based on the units of production for the project. Each project has an estimated total which is based on the estimated units of production and agreed upon billing rates.

●	Amounts billed in advance of services being provided are recorded as deferred revenues and recognized in the consolidated statement of operations as services are provided.

THREE AND NINE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE AND NINE MONTHS ENDED JUNE 30, 2008

The following table provides an overview of certain key factors of our results of operations for the three and nine months ended June 30, 2009 as compared to the three and nine months ended June 30, 2008:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Net Revenues	$826,182	5,981,083	3,936,472	14,095,946
Cost of sales	404,641	5,249,906	2,478,707	12,127,796
Operating Expenses:
Marketing and selling	18,266	50,208	48,778	138,927
Depreciation and amortization	85,793	259,933	432,839	412,297
Research and development	94,020	121,906	250,450	207,636
General and administrative	1,027,484	2,369,286	2,554,898	5,187,547
Total operating expenses	1,225,563	2,801,333	3,286,965	5,946,407
Loss from operations	(804,022)	(2,070,156)	(1,829,200)	(3,978,257)
Total other income (expense)	(144,884)	(195,768)	2,943,200	(478,191)
Net income (loss)	(948,905)	(2,265,924)	1,114,000	(4,456,448)

Other Key Indicators:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Cost of sales as a percentage of revenues	48.98%	87.78%	62.97%	86.04%
Gross profit margin	51.02%	12.22%	37.03%	13.96%
General and administrative expenses as a percentage of revenues	124.37%	39.61%	64.90%	36.80%
Total operating expenses as a percentage of revenues	148.34%	46.84%	83.50%	42.19%

Nine Month Period ended June 30, 2009

Revenues
 For the nine months ended June 30, 2009, we reported revenues of $3,936,472 as compared to revenues of $14,095,946 for the nine months ended June 30, 2008, a decrease of $10,159,474 or approximately 72%. The decrease is primarily due to the Company’s focus on our high margin data storage business unit and the related decrease in our third party product sales through IceWEB Solutions Group. Storage revenue accounted for approximately 53% of our revenue. Revenues from the Solutions Group business accounted for 41% of our revenue and our online services accounted for 5.5% of our revenue during the nine months ended June 30, 2009.

Cost of Sales

Our cost of sales consists of products purchased for resale, and component parts for the manufacture of our storage products. For the nine months ended June 30, 2009, cost of sales was $2,478,707, or approximately 63% of revenues, compared to $12,127,796, or approximately 86% of revenues, for the nine months ended June 30, 2008. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008 was the result of improved mix of higher margin storage products during the nine months ended June 30, 2009 as a percentage of total revenue. We anticipate that our gross profit margins will continue to improve through the balance of fiscal 2009, as IceWEB storage product revenue will make up a larger percentage of total revenue, primarily through sales of Inline storage products.

Total Operating Expenses

Our total operating expenses decreased approximately 45% to $3,286,965 for the nine months ended June 30, 2009 as compared to $5,946,407 for the nine months ended June 30, 2008. These changes include:

•           Marketing and Selling. For the nine months ended June 30, 2009, marketing and selling costs were $48,778 as compared to $138,927 for the nine months ended June 30, 2008, a decrease of $90,149 or approximately 65%. The decrease was due to a decrease in IceWEB Online web marketing, advertising and print advertising during the nine months ended June 30, 2009.

•           Depreciation and amortization expense. For the nine months ended June 30, 2009, depreciation and amortization expense amounted to $432,839 as compared to $412,297 for the nine months ended June 30, 2008, an increase of $20,542 or 5%. The increase in depreciation and amortization was primarily attributable to the amortization of leasehold improvements, manufacturing GSA schedule, and other fixed assets acquired as part of the acquisition of Inline Corporation in December, 2007.

•           General and administrative expense. For the nine months ended June 30, 2009, general and administrative expenses were $2,554,898 as compared to $5,187,547 for the nine months ended June 30, 2008, a decrease of $2,632,649 or approximately 50.7%.  For the nine months ended June 30, 2009 and 2008 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2009	2008
Occupancy	32,476	236,990
Consulting	70,415	127,325
Employee compensation	2,054,779	3,360,317
Professional fees	137,602	62,792
Internet/Phone	48,086	70,890
Travel/Entertainment	28,214	103,436
Investor Relations	49,278	862,177
Other	134,048	363,620
	2,554,898	5,187,547

●
For the nine months ended June 30, 2009, Occupancy expense decreased to $32,476 as compared to $236,990. Occupancy expense is lower due to the Company’s consolidation of office locations and the relocation to its manufacturing facility in Dulles, Virginia.

●
For the nine months ended June 30, 2009, Consulting expense decreased to $70,415 as compared to $127,325. Consulting expense decreased as a result of general cost-cutting measures put in place by the Company.

●
For the nine months ended June 30, 2009, salaries and related expenses decreased to $2,054,779 as compared to $3,360,317.  Employee compensation is lower due to lower headcount and the resulting lower salaries paid.  In addition, the deferred compensation expense related to employee stock options decreased by $271,384 from the prior year.

●
For the nine months ended June 30, 2009, Professional fees expense increased to $137,602 as compared to $62,792. Professional fees expense increased as a result of legal fees incurred related to the Company’s fund-raising efforts.

●
For the nine months ended June 30, 2009, travel and entertainment expense decreased to $28,214 as compared to $103,436. Travel and entertainment expense decreased as a result of lower headcount, limited travel by sales and marketing, and general cost-cutting measures put in place by the Company.

●
For the nine months ended June 30, 2009 Other expense amounted to $134,048 as compared to $363,620 for the nine months ended June 30, 2008, a decrease of 229,572. The decrease was primarily due to lower hosting expense of $45,105, lower web development expense of $38,035, lower credit card fees of $26,378, lower repairs and maintenance expense of $10,387, and lower postage and miscellaneous office expenses of $42,638.

●
For the nine months ended June 30, 2009 Investor relations expense decreased to $49,278 as compared to $862,177 for the nine months ended June 30, 2008. The decrease is due to a decreased number of road shows and a general decrease in investor relations activity, as well as one time investor relations activity that occurred in the prior year.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2009, with the exception of share-based payments that the Company may incur from time to time.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,829,200 for the nine months ended June 30, 2009 as compared to a loss from operations of $3,978,257 for the nine months ended June 30, 2008, an improvement of $2,149,057 or approximately 54%.

OTHER INCOME (EXPENSES)

Gain from sale of subsidiary. The gain on sale of subsidiary of $3,452,236 resulted from the sale of IceWEB Virginia, Inc. in March, 2009.

Interest Income. Interest income for the nine months ended June 30, 2009 amounted to $1,142 and represented interest earned on interest bearing cash accounts. This compares to $3,266 in interest income in the comparable period in fiscal 2008.

Interest Expense. For the nine months ended June 30, 2009, interest expense amounted to $510,178 as compared to $481,457 for the nine months ended June 30, 2008, an increase of $28,271 or 5.9%. The increase in interest expense is primarily attributable to the increase in borrowings. Also, during the nine months ended June 30, 2009, we amortized deferred financing costs of $21,108, as compared to $2,265 during the nine months ended June 30, 2008.

NET INCOME/ LOSS

Our net income was $1,114,000 for the nine months ended June 30, 2009 compared to a net loss of $4,456,448 for the nine months ended June 30, 2008.

Three Month Period ended June 30, 2009

Revenues

For the three months ended June 30, 2009, we reported revenues of $826,182 as compared to revenues of $5,981,083 for the three months ended June 30, 2008, a decrease of $5,154,901 or approximately 86%. The decrease is primarily due to the Company’s focus on our high margin data storage business unit and the related decrease in our third party product sales through IceWEB Solutions Group. For the three months ended June 30, 2008, storage revenue accounted for approximately 93% of our revenue. Revenues from the Solutions Group business accounted for 0% of our revenue and our online services accounted for 7% of our revenue during the three months ended June 30, 2009.

Cost of Sales

Our cost of sales consists of products purchased for resale, and component parts for the manufacture of our storage products. For the three months ended June 30, 2009, cost of sales was $404,641, or approximately 49% of revenues, compared to $5,249,906, or approximately 88% of revenues, for the three months ended June 30, 2008. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was the result of improved mix of higher margin storage products during the three months ended June 30, 2009 as a percentage of total revenue.

Total Operating Expenses

Our total operating expenses decreased approximately 56% to $1,225,563 for the three months ended June 30, 2009 as compared to $2,801,333 for the three months ended June 30, 2008. These changes include:

•           Marketing and Selling. For the three months ended June 30, 2009, marketing and selling costs were $18,266 as compared to $50,208 for the three months ended June 30, 2008, a decrease of $31,942 or approximately 64%. The decrease was due to a decrease in IceWEB Online web marketing, advertising and print advertising during the three months ended June 30, 2009.

•           Depreciation and amortization expense. For the three months ended June 30, 2009, depreciation and amortization expense amounted to $85,793 as compared to $259,933 for the three months ended June 30, 2008, a decrease of $174,140 or 67%. The decrease in depreciation and amortization was primarily attributable to recording in the prior year of additional expense related to the amortization of leasehold improvements, manufacturing GSA schedule, and other fixed assets acquired as part of the acquisition of Inline Corporation.

 •          Research and development expense. For the three months ended June 30, 2009, research and development  expense amounted to $94,020 as compared to $121,906 for the three months ended June 30, 2008, a decrease of $27,886 or 23%. The decrease was primarily attributable to lower headcount in fiscal 2009 as compared to the prior year.

•           General and administrative expense. For the three months ended June 30, 2009, general and administrative expenses were $1,027,484 as compared to $2,369,286 for the three months ended June 30, 2008, a decrease of $1,341,802 or approximately 57%. For the three months ended June 30, 2009 and 2008 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2009	2008
Occupancy	24,408	82,484
Consulting	10,273	42,249
Employee compensation	762,112	1,401,807
Professional fees	123,408	8,224
Internet/Phone	8,579	16,518
Travel/Entertainment	14,299	29,089
Investor Relations	29,500	674,701
Other	54,905	114,214
	1,027,484	2,369,286

●
For the three months ended June 30, 2009, Occupancy expense decreased to $24,408 as compared to $82,484. Occupancy expense is lower due to the Company’s consolidation of locations and relocation to its manufacturing facility in Dulles, Virginia.

●
For the three months ended June 30, 2009, Consulting expense decreased to $10,273 as compared to $42,249. Consulting expense decreased as a result of general cost-cutting measures put in place by the Company.

●
For the three months ended June 30, 2009, salaries and related expenses decreased to $762,112 as compared to $1,401,807. Employee compensation is lower due to lower headcount and the resulting lower salaries paid.

●
For the three months ended June 30, 2009, Professional fees expense increased to $123,408 as compared to $8,224.  Professional fees expense increased as a result of legal fees incurred primarily related to the Company’s fundraising efforts.

●
For the three months ended June 30, 2009, travel and entertainment expense decreased to $14,299 as compared to $29,089. Travel and entertainment expense decreased as a result of limited travel by sales and marketing and general cost-cutting measures put in place by the Company.

●
For the three months ended June 30, 2009 Other expense amounted to $54,905 as compared to $114,214 for the three months ended June 30, 2008, a decrease of 59,309. The decrease was due to a general cost-cutting measures implemented by the Company and lower headcount-driven expenses such as supplies, and the non-recurring expenses related to absorbing the acquisition of Inline in the three months ended June 30, 2008. In addition, web development expense was lower in the three months ended June 30, 2009 versus the year-ago period.

●
For the three months ended June 30, 2009 Investor relations expense decreased to $29,500 as compared to $674,701 for the three months ended June 30, 2008. The decrease is due to a decreased number of road shows and a general decrease in investor relations activity.

LOSS FROM OPERATIONS

We reported a loss from operations of $804,021 for the three months ended June 30, 2009 as compared to a loss from operations of $2,070,156 for the three months ended June 30, 2008, an improvement of $1,266,135 or approximately 60%.

OTHER INCOME (EXPENSES)

Interest Income. Interest income for the three months ended June 30, 2009 amounted to $0 compared to $682 in interest income in the comparable period in fiscal 2008.

Interest Expense. For the three months ended June 30, 2009, interest expense amounted to $144,884 as compared to $196,450 for the three months ended June 30, 2008, a decrease of $51,566 or 26%. The decrease in interest expense is primarily attributable to the decrease in borrowings and certain interest bearing liabilities related to the acquisition of Inline Corporation.

NET LOSS

Our net loss was $948,905 for the three months ended June 30, 2009 compared to a net loss of $2,265,924 for the three months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2009 and September 30, 2008:

	June 30,	September 30,	$	%
	2009	2008	Change	Change
Working Capital	(1,997,739)	(5,572,672)	3,574,933	64.2%
Cash	25,339	4,780	20,559	430.1%
Accounts receivable, net	859,623	3,094,110	(2,234,487)	(72.2%)
Inventory	107,204	400,312	(293,108)	(73.2%)
Total current assets	1,063,976	3,575,930	(2,511,954)	(70.2%)
Property and equipment, net	993,079	1,169,369	(176,290)	(15.1%)
Intangibles, net	850,815	1,132,612	(281,797)	(24.9%)

Total assets	2,982,441	5,939,327	(2,956,886)	(49.8%)

Accounts payable and accrued liabilities	1,277,169	7,762,872	(6,485,703)	(83.5%)
Notes payable-current	1,773,445	1,372,565	400,881	29.2%
Deferred revenue	11,101	13,164	(2,063)	(15.7%)
Total current liabilities	3,061,715	9,148,601	(6,086,886)	(66.5%)
Notes payable-long term	1,252,085	956,519	295,566	30.9%
Total liabilities	4,313,800	10,105,120	(5,791,320)	(57.3%)
Accumulated deficit	(19,017,953)	(20,131,957)	1,114,004	(5.5%)
Stockholders’ deficit	(1,331,358)	(4,165,793)	2,834,435	(68.0%)

Net cash used in operating activities was $1,408,644 for the nine months ended June 30, 2009 as compared to net cash used in operating activities of $385,319 for the nine months ended June 30, 2008, an increase of $1,023,325. For the nine months ended June 30, 2009, we had net income of $1,114,000 and non-cash items such as depreciation and amortization expense of $432,838, share-based compensation expense of $855,357, amortization of deferred finance costs of $21,108, offset by the gain on sale of our IceWEB Virginia subsidiary in the amount of $3,398,671, and decreases from changes in assets and liabilities of $457,278. During the nine months ended June 30, 2009 we experienced a decrease in accounts receivable of $2,234,488, which was offset by a decrease in accounts payable during the period of $2,953,466. For the nine months ended June 30, 2008, we used cash to fund our net loss of $4,540,382 offset by non-cash items such as depreciation and amortization expense of $409,261, share-based compensation expense of $1,873,089, and offset by changes in assets and liabilities of $806,470. Also during the nine months ended June 30, 2008 we experienced a decrease in accounts receivable of $1,014,880, and an increase in accounts payable and accrued expenses during the period of $1,717,612.

Net cash used in investing activities for the nine months ended June 30, 2009 was $28,318 as compared to net cash used in investing activities of $1,377,241 for the nine months ended June 30, 2008. During the nine months ended June 30, 2009, we used cash of $28,318 for property and equipment purchases. During the nine months ended June 30, 2008, we used net cash of $1,311,318 as partial consideration in our acquisition of Inline. Additionally, we used cash of $65,923 for property and equipment purchases.

Net cash provided by financing activities for the nine months ended June 30, 2009 was $1,457,520 as compared to net cash provided of $718,424 for the nine months ended June 30, 2008. For the nine months ended June 30, 2009, net cash provided by financing activities related to proceeds received from notes payable of $7,060,871 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $454,300, and proceeds from the sale of common stock of $97,000, offset by repayments on notes payable of $(6,122,036) which were to pay down the balance on the Sand Hill Finance LLC factoring line, and repayments of equipment financing of $45,114.  For the nine months ended June 30, 2008, net cash provided by financing activities related to proceeds received from notes payable of $7,092,685 which were advances under our factoring line with Sand Hill Finance LLC, offset by repayments on notes payable of $6,476,876 which were to pay down the balance on the Sand Hill Finance LLC factoring line, payments on related party advances of $115,767 and repayments of equipment financing of $44,136.

At June 30, 2009 we had a working capital deficit of $1,997,739 and an accumulated deficit of $19,017,953. The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2008 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales decreased significantly during the nine months ended June 30, 2009, our gross profit margin was approximately 37.0% and our sales were not sufficient to pay our operating expenses. We reported net income of $1,114,000 for the nine months ended June 30, 2009. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At June 30, 2009 we had cash on hand of $25,339.  In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At June 30, 2009 we owed Sand Hill Finance, LLC $1,726,751 under this accounts receivable line.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the nine months ended June 30, 2009, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

In June, 2009 the Company sold 1,000,000 shares of its common stock to an accredited investor.  The shares were restricted and were sold at $0.04/share, the market value at the time of the transaction.

In June, 2009 the Company sold 1,900,000 shares of its common stock to two accredited investors.  The shares were restricted and were sold at $0.03/share, the market value at the time of the transaction.

In June, 2009, the Company issued 100,000 shares of its common stock to a service provider. The shares were valued at $6,000, the fair market value of the stock on the dates the stock were issued.

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

ICEWEB, INC.

	By:	/s/ John R. Signorello
August 14, 2009		John R. Signorello,
Chief Executive Officer, principal executive officer

	By:	/s/ Mark B. Lucky
August 14, 2009		Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer