Form 10-Q/A
period 2009-06-30
ICEWEB INC
filed 2009-09-08
CIK 1097718

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
JUNE 30, 2009

NOTE 2 - BASIS OF PRESENTATIONAND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 2 - BASIS OF PRESENTATIONAND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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