Form 10-K
period 2009-09-30
ICEWEB INC
filed 2009-12-29
CIK 1097718

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☒                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

OR

☐                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 000-27865

IceWEB, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	13-2640971
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

22900 Shaw Road, Suite 111, Sterling, VA	20166
(Address of principal executive offices)	(Zip Code

Registrant’s telephone number, including area code:  (571) 287-2400

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class)
Indicate by checkmark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☐ No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act
 Yes ☐ No ☑

Indicate by checkmark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $_2,252,355.
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.  The number of common shares issued and outstanding as of December 21, 2009 was 82,469,617 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

TABLE OF CONTENTS

Cautionary Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K contains statements that are considered forward-looking statements. Forward-looking statements give our current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate”, “believe”, “continue”, “estimate”, “expect”, “intend”, “may”, “plan”, and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on our current plans, and our actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. We have based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. We undertake no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

OTHER PERTINENT INFORMATION

When used in this report, the terms the “Company”, “IceWEB”, "we", "our", and "us" refers to IceWEB, Inc., a Delaware corporation, and our subsidiaries.  When used in this report, “fiscal year 2009” means the year ended September 30, 2009 and "fiscal year 2008" means the year ended September 30, 2008.  The information which appears on our Web sites is not part of this report.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

Headquartered just outside of Washington, D.C., we manufacture and market purpose built appliances, network and cloud attached storage solutions and deliver on-line cloud computing application services.  Our customer base includes U.S. government agencies, enterprise companies, and small to medium sized businesses (SMB).  We have three key product offerings:

•	Iplicity Unified Network Storage Solutions
•	Purpose Built Network/Data Appliances
•	Cloud Computing Products/Services

Iceweb, the Iceweb logo and other trademarks or service marks of Iceweb are the property of Iceweb.

Iplicity Unified Network Storage Solutions

IceWEB is a provider of high performance Unified Network Storage solutions.  We believe that our product offerings have broad appeal in the enterprise and federal marketplaces, and are used as core building blocks (enabling technologies) of business critical storage infrastructure for a diverse group of data intensive key vertical market segments such as geospatial information systems, entertainment, security and defense, higher education, Internet Service Providers, Managed Service Providers, Oil and Gas, and Health Care.  Our innovative storage systems deliver levels of performance, scalability, versatility and simplicity that exceed existing network storage alternatives. Our Unified Network Storage offering, called Iplicity is deployed as storage operating system software on our network attached storage (NAS), and storage area network (SAN) hardware products. This Iplicity Unified Network Storage environment empowers companies to:

-	Quickly and easily deploy large complex data storage infrastructure environments
-	Reduce administrative costs for managing their storage by making complex technical tasks far more simple to accomplish
-	Reduce hardware and capital expenditure costs by more effectively using the storage within the system and repurposing older legacy hardware
-	Protect their business critical data by leveraging Iplicity’s built-in data replication features
-	Integrate with emerging server virtualization software (VMWare, Citrix Xen and Microsoft’s Hyper V) to better manage those solutions

Iplicity replaces complex and performance-limited products with high performance, scalable and easy to use systems capable of handling the most data intensive applications and environments.  We believe that the Iplicity solution delivers three key benefits:

Performance - which equals or exceeds all competitive products
Management – which requires less expertise and time from overburdened technical staffers
Cost – our solutions typically can be deployed  costing two to three times less than those of ours competitors, and are far more feature rich

The Competitive Landscape

Traditionally a company such as IceWEB would compete with other storage vendors of similar size, some of those competitors would be Compellent, Isilon, and LeftHand Networks.  In actuality, we more often find ourselves becoming an alternative in our customers’ eyes to purchasing additional equipment from large and expensive legacy storage providers such as EMC Corporation, IBM, Hewlett Packard, Network Appliance and Hitachi Data Systems.  What IceWEB is finding is that with data growing at alarming rates within all organizations, budgetary and common sense decision making is creating a second tier storage marketplace where our Iplicity is perceived as very compelling.  Customers are recoiling from the high costs and fork-lift upgrades often required by the larger Tier 1 storage providers that would be necessary to accommodate their rapid data growth.  Therefore, rather than purchasing additional expensive solutions from their existing vendors they opt to deploy our product with its versatile and feature rich capabilities in an overflow or project by project type environment.  Because Iplicity storage space can be purchased two to three times more cheaply than the legacy alternatives, these customers are actually able to purchase ahead of their perceived data growth rate.

Purpose Built Network and Data Appliances

IceWEB has been building Purpose Built Network and Data Appliances for several years.  Purpose Built Network and Data Appliances are devices which provide computing resources (processors and memory), data storage, and specific software for a specific application.  The primary appliance products that IceWEB has built have historically been centered on a single large business partner, ESRI Corporation.  IceWEB and ESRI have collaborated to create ultra-high performance IceWEB/ESRI GIS systems that allow customers access massive amounts of data with unprecedented speed  ESRI Corporation takes full responsibility for marketing to their customers and business partners, via their worldwide sales and consultancy organization.

IceWEB, in an effort to capitalize on what has been a successful model built within the Geographical Information System space, with ESRI has expanded our marketing of our appliance design, manufacturing and support capabilities to additional prospective partners.  In October 2009 IceWEB, Spot Image (a large satellite GIS data provider based in France), and Google Corporation agreed that IceWEB would build an appliance to deliver GIS imagery from Spot Image satellite data, powered by Google Earth Enterprise.  This Google Earth Engine appliance will be marketed worldwide through existing Spot Image and Google business partners.  IceWEB has also recently introduced a Cloud Storage Appliance, a device which allows organizations and/or service providers to rapidly and easily deploy cloud based storage services to their constituents and customers.  We are aggressively pursuing other Purpose Built Appliance opportunities and hope that this strategy will begin to contribute significantly to our business ramping over the next six months.  Our goal is that the Appliance business segment be grown to contribute approximately 35% of overall business revenue by the end of Fiscal Year 2010.  We expect to achieve this through our ongoing sales, marketing and research and development efforts, funded by operations.

Cloud Computing Products and Services

Cloud Computing Services

In December 2005, IceWEB launched IceMAIL TM a packaged software service that provides network –hosted groupware, email, calendaring and collaboration functionality.  Customers are typically organizations wishing to use Microsoft Exchange and Outlook without having to procure, maintain and manage their own equipment and software.   Online services were subsequently expanded to include IcePORTAL TM which provides customers with a complete Intranet portal and IceSECURE TM a hosted email encryption service.  Originally such hosted services were referred to with the acronym ‘SaaS’, which stands for Software-as-a-Service.  Such services, hosted across the internet are today commonly referred to as Cloud Computing.   The benefits of cloud computing are many.  First, adoption of an application, infrastructure, or storage environment which is available on-demand, with no capital expenditures for the user company represents an attractive proposition from the financial perspective.  Secondly, such models greatly reduce the need for highly paid internal technical staff, freeing critical resources to work on more core business related functions.  Thirdly, the application software, hardware, and infrastructure needs of organizations are constantly growing and evolving – Cloud Computing allows ad-hoc allocation of resources, cost free software upgrades, and freedom from hardware/infrastructure obsolescence.

Cloud Storage Appliances (CSA)

Knowing full well there will be many early entrants into the much hyped Cloud Computing market space, IceWEB has focused our engineering and research and development efforts on crafting our products to perform as scalable ‘building blocks’ for those companies or service providers wishing to rapidly deploy high performance infrastructure to enable delivery of Cloud based services.  In September 2009 IceWEB introduced a line of devices called “Cloud Storage Appliances” (CSA).  A cloud storage appliance is a purpose built storage device configured for either branch office or central site deployment which allows the housing and delivery of customer data across not only their internal networking infrastructure, but also to make that data available to employees or business partners securely via the internet (often called the cloud).  The CSA line has been built to address concerns within the enterprise marketplace which revolve around hesitation to entrust corporate data to third party providers such as Amazon S3, Mozy, Nirvanix, and others, and to address additional concerns about data access latency and performance.  Companies, by implementing our CSA devices, can gain all of the benefits of cloud computing, while mitigating vendor lock-in issues, reducing the potential for security breaches, and maintaining high performance data transfer by back-hauling the data (and replicating it) from remote branch offices across existing wide area network links to the corporate IT infrastructure.  An additional obvious benefit derived from the deployment of private or hybrid storage clouds on the CSA products is that companies do not have to pay per-megabyte or per-gigabyte transfer and storage fees to third party service companies.

Sale of IceWEB Virginia, Inc. (doing business as IceWeb Solutions Group)

As described elsewhere herein, in March 2009 we sold our interest in IceWEB Virginia, Inc. (dba IceWEB Solutions Group) subsidiary to an unrelated third party in exchange for the assumption of approximately $3.2 million in liabilities and 1,000,000 shares of our common stock valued at $80,000.  IceWEB Virginia, Inc. was a provider of computer network security products and services such as access control, wide area network optimization, content filtering, email security, intrusion detection, to the Federal, State, and Local government entities.  This subsidiary accounted for 43% and 91% of our revenues for fiscal years 2009 and 2008, respectively.  We sold this business in order for us to be able to focus on our high margin storage business.

As a result of this transaction, absent a significant increase in our sales from other areas of our business our sales in fiscal year 2010 will be substantially lower than the prior two years.

Our Customers

Our products have been sold to customers in the U.S., Canada and Europe across a broad range of industries, including GIS; oil and gas; state, local and federal government; and healthcare. We believe that our customers have a high level of satisfaction with our products and services.  During the year ended September 30, 2009 one customer accounted for 10% or more of our consolidated revenue.

Sales and Marketing Plans

We intend to sell our products with our direct sales force and  through our expanding network of channel partners, which currently includes Utilipath, Level3, Google, Citrix, and Symantec.  In a Channel Based sales model, companies with products or services build partnerships with Systems Integrators, other manufacturers, vertical companies (such as ESRI and Spot Image), and distributors and leverage the sales resources of those groups to drive sales of products/services.  The value of a Channel Based sales model is twofold.  First it allows IceWEB to grow total sales volume significantly while not incurring increases in SG&A.  Rather than building a significant worldwide sales force of our own, this model allows us to build a small Channel Organization responsible for identification, training and support of partner organizations to ensure their success and productivity.  The second value of the Channel Based model is that partners bring their own knowledge of key accounts and have relationships already in place – this compresses the sales cycle, increases the close ratio on new business and funnels more sales into IceWEB products and services.

In the third and fourth fiscal quarters of 2009 the company signed channel partners agreements with Utilipath LLC and Spot Image.  The company is aggressively pursuing other partner agreements to increase our sales and market exposure and footprint.  Such channel partner agreements typically take between three and six months to develop prior to materially increasing sales revenues.

Manufacturing

Manufacturing is conducted at company headquarters in Sterling, VA.  Utilizing chassis from premium manufacturers such as AIC Corporation, Intel, New Isis, and others, all systems are built, burned, and tested at this facility by our in-house engineering and production staff. We manufacture data appliances, Modular Lightweight Portable enterprise servers (MLP), workgroup servers, Iplicity storage management platform, as well as an array of database and customized appliances.  We use best-of-breed readily available, commercial off-the-shelf products sourced from various resellers and suppliers in our manufacturing process.

Competition

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

IceWEB competes effectively across all of these factors. In particular, our product architecture provides significant competitive advantages in terms of performance, scalability, ease of management and low total cost of ownership.  OEM partners provide us with a significant number of reference accounts which address credibility and helps marketing to new customers.

Many of the competitors have longer operating histories, better name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources than we have. Competitors may also be able to devote greater resources to the development, promotion, sale and support of their products. Competitors may also have more extensive customer bases and broader customer relationships than we do, including relationships with potential IceWEB customers.

Research and development
Research and development expenses consist primarily of personnel-related expenses, costs of prototype equipment, costs of using contractors, allocated facility and IT overhead expenses and depreciation of equipment used in research and development activities. We expense research and development costs as incurred. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. As a result, we expect research and development expenses to increase in absolute dollars, although we expect these expenses to decrease as a percentage of revenue.

Intellectual Property

Success in our technological markets depends, in part, upon our ability to obtain and maintain proprietary protection for its products, technology and know-how.  This must be accomplished without infringing the proprietary rights of others and while simultaneously preventing others from infringing upon our proprietary rights.

IceWEB seeks to protect its proprietary positions by, among other methods, filing patent applications. Patent efforts are focused in the United States and, when justified by cost and strategic importance, we plan to file related foreign patent applications in jurisdictions such as the European Union and Japan. The company has retained an Intellectual Property Law firm and is in the process of preparing filings for two or more provisional patents (Cloud Storage Appliance and WISCSI technologies respectively).

Pending patent applications relate to the rapid ingestion of massive amounts of video and other data and other network storage concepts.   It is unknown if any of the patent applications will issue as patents.  The patent applications may be opposed, contested, circumvented, designed around by a third-party, or found to be invalid or unenforceable.

Copy right law, trademarks and trade secret agreements are also used to protect and maintain proprietary positions.   Our proprietary information is protected by internal and external controls, including contractual agreements with employees, end-users and channel partners. There is no assurance that these parties will abide by the terms of their agreements.

Trademarks are used on some of the IceWEB products and these distinctive marks may be an important factor in marketing the products.  Inline® and Inline logo trademarks have been registered in the United States.

Purchase of Interest in VOIS Inc.

As also described later in this section, in November 2009 we purchased an approximately 16% interest in VOIS Inc. (OTCBB: VOIS), a development stage company that operates a social commerce website where people can find and do business with buyers and sellers of on-demand work or manufacturing around the world for $48,000.  We acquired a strategic interest in VOIS to enter the Cloud Computing marketplace and deploy our storage products in conjunction with VOIS’ product offerings.  In exchange for this strategic interest, VOIS received access to distribute IceMAIL, IcePORTAL, and IceSECURE to their existing and prospective new user base, and IceWEB’s cloud storage network.

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

In March 2006 we acquired PatriotNet, Inc., an Internet service provider, for total consideration of $290,000 of which $190,000 was paid in cash and $100,000 was paid through the issuance of 100,000 shares of our common stock. We granted Patriot Computer Group, Inc., the seller in the transaction, certain piggyback registration rights for the 100,000 shares of our common stock issued as partial consideration in the transaction. At the time of the acquisition, the purchase price exceeded the fair value of the assets acquired by $390,600 which we treated as goodwill for accounting purposes. From the date of acquisition through September 30, 2007 sales from PatriotNet were approximately $316,000 and represented approximately 6% of our consolidated sales. On December 1, 2006 we sold PatriotNet to Leros Online, Inc., a third party, for $150,000 in cash and the assumption of $60,000 in liabilities. At September 30, 2007 we recorded goodwill impairment of $180,000 related to this transaction.

On December 1, 2006 we sold 100% of the capital stock of our wholly-owned subsidiary, Integrated Power Solutions, Inc. to Mr. John Younts, our Vice President of Integrated Power Solutions and a key employee, for the assumption of approximately $180,000 in liabilities and the payment of $12,000 we owed him. For the fiscal year ended September 30, 2006, sales for Integrated Power Solutions were approximately $457,000, or approximately, 9.5%, of our total sales.

On November 15, 2006, we acquired certain of the assets of True North Solutions related to its governmental customer business for $350,000 of which $250,000 was paid in cash and the balance was paid through the delivery of a $100,000 principal amount promissory note secured by collateral pledge of the assets, payable immediately upon accomplishment of the novation of the GSA Schedule. Under the terms of the agreement, we acquired the customers, forecast, contract renewals, and GSA schedule of True North Solutions. We permitted True North Solutions to use the purchased assets until December 31, 2006 pursuant to which we acted as the seller’s subcontractor until the novation of the GSA Schedule was complete. The novation of the GSA schedule was completed in March, 2008.  The assets acquired in this transaction became the basis for our IceWEB Virginia, Inc. subsidiary.

On February 16, 2007 we sold 100% of the outstanding stock of our subsidiary, The Seven Corporation of Virginia, Inc., to PC NET in exchange for the waiver of approximately $11,000 we owed PC NET. Under the terms of the agreement we may not engage in any staffing services businesses as The Seven Corporation had conducted for a period of at least two years. For the fiscal year ended September 30, 2006 sales from The Seven Corporation were $360,000, or approximately 7.5%, of our total sales.

            On December 22, 2007, we acquired 100% of the outstanding stock of Inline Corporation, (now known as IceWEB Storage Corporation) for $1,925,128 in cash, plus 503,356 shares of our common stock valued at $276,846, the fair market value on the date of acquisition. The purchase of Inline Corporation included the acquisition of assets of $2,688,795, and liabilities of $614,668.

In March, 2009, we sold 100% of the capital stock of our wholly-owned subsidiary, IceWEB Virginia, Inc. to an unrelated party.  We exchanged our GSA schedule and 1,000,000 shares of our common stock valued at $80,000 for the assumption of approximately $3.2 million in liabilities.  In fiscal 2008, sales for IceWEB Virginia, Inc. accounted for approximately $14,887,587 or 91% of our total sales

On November 3, 2009 we purchased 160,000,000 shares of common stock from VOIS Inc. for $48,000 in a private transaction exempt.  Immediately prior to the transaction, on October 30, 2009 Mr. Mark B. Lucky, our Chief Financial Officer, joined the Board of VOIS, and on November 2, 2009 Mr. John R. Signorello, our Chief Executive Officer, purchased 225,000,000 shares of VOIS’ common stock, which then represented approximately 27% of its outstanding common stock, from a former executive officer and director of our company for nominal consideration.

 ITEM 1A.                                         RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.  If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

RISKS RELATED TO OUR COMPANY

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS ABSENT A MATERIAL INCREASE IN OUR REVENUES.

We have an accumulated deficit of approximately $22.7 million at September 30, 2009.  For the Years ended September 30, 2009 and 2008, we had a net loss of approximately $2.5 million and approximately $6.4 million, respectively.  In fiscal year 2009, cash used in operations was approximately $2.1 million and we had approximately $63,000 of cash on hand at September 30, 2009. The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended September 30, 2009 contains a qualification expressing substantial doubt as to our ability to continue as a going concern as a result of our net losses and cash used in operations. We reported a decrease in our sales for fiscal 2009 as compared to fiscal 2008 of approximately 76% which is primarily related to the Company’s focus on its storage business, and lower sales from our IceWEB Virginia, Inc. subsidiary.  In addition, we sold IceWEB Virginia, Inc. to a related third party in March, 2009.We cannot assure you that our sales will increase in future periods, nor can we assure you that they will not further decrease. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources, as well as issue additional equity to raise capital. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through the issuance of equity and short-term loans. Capital is typically needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary if we wish to acquire additional assets or companies and for the effective integration, operation and expansion of these businesses. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our sales, manage our business and control our expenses. At September 30, 2009, we had a working capital deficit of approximately $3.2 million.  We have available to us the ability to raise up to $3 million under a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with a third party investor, which provides that the Investor under certain terms and conditions, is committed to purchase up to $3,000,000 of our Series C Preferred Stock until July 23, 2010.

OUR TARGET MARKETS ARE HIGHLY COMPETITIVE AND DOMINATED BY LARGER COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for our products is highly competitive and we expect competition to intensify in the future. This competition could result in increased pricing pressure, reduced gross margins, increased sales and marketing expenses or our failure to increase, or our loss of, market share, any of which could seriously harm our business, operating results and financial condition.

Currently, we face competition from a number of established companies, including EMC Corporation, or EMC, Hewlett-Packard Company, or HP, Hitachi Limited, International Business Machines Corporation, or IBM, and Network Appliance, Inc., or NetApp.  We also face competition from a large number of private companies and recent public company market entrants, such as Isilon Systems, Inc.  Many of our current competitors have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features.

NetApp is our primary competition in the high performance unified network storage system market. They have a significantly greater share of this market than we do. In addition, they are a substantially larger company with more resources than we have.
Our ability to compete effectively in our target markets depends on a number of factors, including:

•	our products’ scalability, performance, ease of use and cost effectiveness relative to that of our competitors’ products;
•	aggressive business tactics by our competitors, including selling at a discount or asserting intellectual property rights irrespective of the validity of the claims;

•	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our success in identifying new markets, applications and technologies;

•	our ability to attract and retain value-added resellers and OEMs;

•	our name recognition and reputation;

•	our ability to recruit development engineers and sales and marketing personnel; and

•	our ability to protect our intellectual property.

We expect increased competition from other established and emerging companies, including companies such as networking infrastructure and storage management companies that provide complementary technology and functionality. Some of our competitors, including EMC, HP and NetApp, have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge that could acquire significant market share.

WE ARE SUBSTANTIALLY DEPENDENT ON CUSTOMERS IN A LIMITED NUMBER OF INDUSTRIES. DOWNTURNS IMPACTING CERTAIN INDUSTRIES MAY RESULT IN REDUCED SALES FOR US.

In fiscal year 2009, a substantial majority of our net revenue was generated from Geographic Information Systems (“GIS”), state, local, and federal government, and oil and gas companies. If however, economic conditions change for these industries, or if we are unable to continue to attract significant numbers of customers in other industries, our prospects for growth could be reduced.

IF WE ARE UNABLE TO CONTINUE TO DEVELOP AND INTRODUCE NEW PRODUCTS AND RESPOND TO TECHNOLOGICAL CHANGES, OUR REVENUE COULD BE REDUCED.

Our future growth depends on the successful development and introduction of new systems and software products. Due to the complexity of network storage systems, these products are subject to significant technical risks that may impact our ability to introduce these products successfully. Our new products also may not achieve market acceptance. In addition, our new products must respond to technological changes and evolving industry standards. If we are unable for technological or other reasons to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if these products do not achieve market acceptance, our revenue could be reduced.

IMPROVEMENTS IN ALTERNATIVE MEANS TO ACCELERATE STORAGE PERFORMANCE OR REDUCE STORAGE COSTS COULD HARM OUR BUSINESS AS THE DEMAND FOR OUR SYSTEMS MAY BE REDUCED.

Our products are designed to improve the performance of many applications, including applications that are based on Microsoft Corporation’s, or Microsoft, protocols. Accordingly, improvements to Microsoft application protocols to accelerate storage performance or reduce storage costs may reduce the need for our products, adversely affecting our business, operating results and financial condition. Improvement in other application protocols or in the Transmission Control Protocol could have a similar effect.

IF WE ARE UNABLE TO CONTINUE TO CREATE VALUABLE INNOVATIONS IN SOFTWARE AND HARDWARE, WE MAY NOT BE ABLE TO GENERATE ADDITIONAL HIGH-MARGIN REVENUE THAT WILL ENABLE US TO MAINTAIN OR INCREASE OUR GROSS MARGINS, WHICH COULD REDUCE OUR REVENUE.

Our industry has a history of declining network storage hardware prices as measured on a “dollar per gigabyte of storage capacity” basis. To maintain or increase our gross margins, we will need to continue to create valuable software that is included with our network storage systems and/or sold separately as a licensed software application. Any new feature or application that we develop or acquire may not be introduced in a timely or cost- effective manner and may not achieve the broad market acceptance necessary to help increase our overall gross margin. If we are unable to successfully develop or acquire and then market and sell additional software and hardware functionality, our revenue could be reduced.

OUR ABILITY TO SELL OUR PRODUCTS IS HIGHLY DEPENDENT ON THE QUALITY OF OUR SUPPORT SERVICES, AND ANY FAILURE TO OFFER HIGH-QUALITY SUPPORT SERVICES COULD REDUCE OUR PRODUCT SALES AND REVENUE.

After our products are deployed within our customers’ networks, our customers depend on our support services organization to resolve issues relating to our products and how they perform within our customer’s environment. High-quality support services are therefore critical for the successful marketing and sale of our products. If we do not succeed in helping our customers to quickly resolve post-deployment issues and provide ongoing support if our partners do not effectively assist our customers in deploying our products, it would adversely affect our ability to sell our products to existing customers and could harm our prospects with potential customers. In addition, as we expand our operations internationally, our support services organization will face additional challenges, which we expect to include those issues that are associated with delivering support, training and documentation in languages other than English. As a result, our failure to maintain high-quality support services could reduce our product sales and revenue.

OUR PRODUCTS ARE HIGHLY TECHNICAL AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE DEFECTS, WHICH COULD CAUSE DATA UNAVAILABILITY, LOSS OR CORRUPTION THAT MIGHT, IN TURN, RESULT IN LIABILITY TO OUR CUSTOMERS, HARM TO OUR REPUTATION AND A REDUCTION OF PRODUCT SALES AND REVENUE.

Our network storage products are highly technical and complex and are often used to store information critical to our customers’ business operations. Our products have contained and may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, loss or corruption or other harm to our customers. Some errors in our products may only be discovered after they have been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release, as well as any computer virus or human error on the part of our customer support or other personnel resulting in a customer’s data unavailability, loss or corruption could result in a loss of customers or increased support and warranty costs, any of which may adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may be difficult to enforce. Defending a lawsuit, regardless of its merit, could be costly and might divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate for a claim, or future coverage is unavailable on acceptable terms or at all, our product sales and revenue could be reduced.

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

The revolving line with Sand Hill Finance, LLC is collateralized by a blanket security interest in our assets. If we were to default on this agreement, the lender could seek to foreclose on our primary assets. If the lender was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate sales and fund our ongoing operations would be materially adversely affected.

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

At September 30, 2009 we had outstanding:

•	68,469,617 shares of our common stock,
•	626,667 shares of Series B Convertible Preferred Stock owned by our Chief Executive Officer which is convertible into 626,667 shares of our common stock,
•	common stock purchase warrants to purchase a total of 225,000 shares of our common stock with exercise prices ranging from $0.50 to $8.00 per share, and
•
Stock options granted under our 2000 Management and Director Equity Incentive and Compensation Plan which are exercisable into 10,944,483 shares of our common stock with a weighted average exercise price of $0.27 per share.

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

In December 2005, we issued a seven year common stock purchase warrant to purchase 25,000 shares of our common stock with an exercise price of $1.00 per share in connection with our accounts receivable financing agreement with Sand Hill Finance, LLC.

These warrants were exercisable on a cashless basis which means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. The utilization of this cashless exercise feature deprived us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

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

In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors. We presently have outstanding 626,667 shares of Series B Convertible Preferred Stock and have a commitment to issue up to $3,000,000 of shares of Series C Preferred Stock.  Our Board of Directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

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

THE APPLICATION OF THE “PENNY STOCK” RULES TO OUR COMMON STOCK COULD LIMIT THE TRADING AND LIQUIDITY OF OUR COMMON STOCK, ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE STOCKHOLDER TRANSACTION COSTS TO SELL THOSE SHARES.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A LACK OF PROFITS, WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH STOCKHOLDERS PURCHASE SHARES OF OUR COMMON STOCK MAY NOT BE INDICATIVE OF THE PRICE OF OUR COMMON STOCK THAT WILL PREVAIL IN THE TRADING MARKET.

The market for our common stock has been characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price could continue to be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, there has been limited trading in our common stock. As a consequence of this lack of liquidity, any future trading of shares by our stockholders may disproportionately influence the price of those shares in either direction. Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors will be beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time or as to what effect that the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in our sales and operating expenses;
•	announcements of new products or services by us;
•	fluctuations in interest rates;
•	significant sales of our common stock;
•	the operating and stock price performance of other companies that investors may deem comparable to us; and
•	news reports relating to trends in our markets or general economic conditions.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who is not an affiliate of our company and who has satisfied a six month holding period may, as long as we are current in our required filings with the SEC, sell securities without further limitation. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a one-year holding period. Affiliates of our company who have satisfied a six month holding period may sell securities subject to volume limitations. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities. Currently, almost all of our securities are either free trading or subject to the release of trading restrictions under the six month or one year holding periods of Rule 144.

COMPLIANCE WITH THE RULES ESTABLISHED BY THE SEC PURSUANT TO SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 WILL BE COMPLEX. FAILURE TO COMPLY IN A TIMELY MANNER COULD ADVERSELY AFFECT INVESTOR CONFIDENCE AND OUR STOCK PRICE.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to perform an annual assessment of our internal controls over financial reporting and certify the effectiveness of those controls. The standards that must be met for management to assess the internal controls over financial reporting as now in effect are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process is new for us and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot perform the assessment or certify that our internal controls over financial reporting are effective, or our independent registered public accountants are unable to provide an unqualified attestation on such assessment, investor confidence and share value may be negatively impacted.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.
Not applicable to a smaller reporting company.

ITEM 2.                      PROPERTIES.

In February 2009, we entered into a two year lease for approximately 6,978 square feet of office space in which our principal executive offices are located for annual base rental of approximately $74,400.  We are also responsible for our pro rata share of certain pass through costs. We have the option to renew this lease for one additional five year term.

ITEM 3.                      LEGAL PROCEEDINGS.

At September 30, 2009 we are the subject of, or party to, eight known, pending or threatened, legal actions.  As of the date of this report on Form 10-K, none of the legal proceedings have been resolved.  Following is a discussion of each:

1.   We were named as the defendant in a legal proceeding brought by Avnet, Inc. (the plaintiff) in the United States District Court for the Eastern District of Virginia, Alexandria Division.  The plaintiff asserts that the Company breached purchase orders to which the plaintiff was a party involving the purchase of goods and services from plaintiff.

2.   We were named as the defendant in a legal proceeding brought by Patriot Technologies, Inc. (the plaintiff) in the United States District Court for the Eastern District of Virginia, Alexandria Division.  The plaintiff asserts that the Company is liable for a judgment plaintiff holds against Iceweb Virginia, Inc.  Iceweb Virginia, Inc. was sold by the Company in 2009 and recently filed Chapter 7 bankruptcy proceedings.

3.   We were named as the defendant in a legal proceeding brought by Xyratex International, Inc. (the plaintiff) in the Fairfax County Circuit Court, Fairfax, Virginia.  The plaintiff asserts that Iceweb failed to pay for certain computer components purchased from plaintiff.

4.   We were named as the defendant in a legal proceeding brought by Vencore Solutions, LLC (the plaintiff) in the Circuit Court of the State of Oregon for the County of Multnomah.  The plaintiff asserts that Iceweb failed to make certain lease payments.

5.   We were named as the defendant in a legal proceeding brought by Immixtechnology, Inc. (the plaintiff) in the Fairfax County Circuit Court, Fairfax, Virginia.  The plaintiff asserts that Iceweb failed to pay for certain computer components purchased from plaintiff.

6.   We were named as the defendant in a legal proceeding brought by International Business Machines Corporation-IBM Internet Security Systems Division (the plaintiff) in the Supreme Court f the State of New York, County of Westchester.  The plaintiff asserts that the Company failed to pay certain invoices for goods or services sold to IceWeb Virginia, Inc. by plaintiff for resale to its customers.

7.   We were named as the defendant in a legal proceeding brought by Controlling Assets, LLC (the plaintiff) in the Fairfax County Circuit Court, Fairfax, Virginia.  The plaintiff asserts that Iceweb failed to pay rents and other charges for office and warehouse space in Loudoun County, Virginia.

8.   We were named as the defendant in a legal proceeding brought by Charles Rothermel (the plaintiff) in the Equal Opportunity Commission.  The plaintiff asserts that Iceweb discriminated against him on the basis of age.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTCBB under the symbol IWEB. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2008
First quarter ended December 31, 2007	$0.65	$0.45
Second quarter ended March 31, 2008	$0.59	$0.28
Third quarter ended June 30, 2008	$0.62	$0.29
Fourth quarter ended September 30, 2008	$0.35	$0.09

Fiscal 2009
First quarter ended December 31, 2008	$0.18	$0.04
Second quarter ended March 31, 2009	$0.15	$0.05
Third quarter ended June 30, 2009	$0.11	$0.05
Fourth quarter ended September 30, 2009	$0.14	$0.05

As of December 21, 2009 the last sale price of our common shares as reported on the OTC Bulletin Board was $0.12 per share.  As of December 20, 2009, there were approximately 1,875 record owners of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

On October 28, 2008 we issued 3,431,680 shares of restricted common stock at a per share price of $0.07, valued at $240,218, in lieu of pay to our employees.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On February 18, 2009 we issued 480,000 shares of restricted common stock at a per share price of $0.14, valued at $67,200, in lieu of pay to our employees.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On March 26, 2009 we issued 6,243,581shares of restricted common stock at a per share price of $0.09, valued at $560,305, in lieu of pay to our employees.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 19, 2009 we issued 3,000,000 shares of restricted common stock at a per share price of $0.10, valued at $300,000, in lieu of pay to our employees.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 10, 2009 we sold 1,000,000 shares of common stock at a per share price of $0.08, valued at $80,000 to an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On September 2, 2009, we issued 1,500,000 shares of our common stock valued at $120,000 in satisfaction of debt in the amount of $120,000, which related to services rendered to us.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On November 2, 2009, we sold 1,500,000 shares of common stock at a per share price of $0.10, valued at $150,000 to an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2000 Management and Director Equity Incentive and Compensation Plan and any compensation plans not previously approved by our stockholders as of September 30, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our stockholders:
2000 Management and Director Equity Incentive and Compensation Plan	10,944,483	$0.27	25,305,648

Plans not approved by stockholders:
None	0	n/a	n/a

A description of each of these plans is contained later in this report under Part III Item 10. Executive Compensation – Stock Option Plan.

ITEM 6.                      Selected Financial Data

Not applicable for a smaller reporting company.

ITEM 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•
Overview. This section provides a general description of our business, as well as recent significant transactions and events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for fiscal 2009 to fiscal 2008.

•
Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows, working capital and financial commitments, as well as a discussion of our outstanding debt that existed as of September 30, 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

•
Critical accounting estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.

•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.

Results of Operations

FISCAL YEAR 2009 AS COMPARED TO FISCAL YEAR 2008

The following table provides an overview of certain key factors of our results of operations for fiscal year 2009 as compared to fiscal year 2008:

	Fiscal Year Ended September 30,		$	%
	2009	2008	Change	Change
Sales	$3,934,684	$16,294,423	$(12,359,739)	(76)%
Cost of sales	2,674,692	14,067,629	(11,392,937)	(81)%
Operating Expenses:
Marketing and selling	81,636	192,595	(110,959)	(58)%
Depreciation and amortization	742,636	575,499	167,137	29%
Research and development	336,616	303,526	33,090	11%
General and administrative	4,625,113	6,910,039	(2,284,926)	(33)%
Total operating expenses	5,786,001	7,981,659	(2,195,658)	(27)%
Loss from operations	(4,526,009)	(5,754,865)	1,228,856	21%
Total other income (expense)	1,999,407	(655,928)	2,655,335	405%
Net loss	$(2,526,602)	$(6,410,793)	$(3,884,191)	(61)%

Other Key Indicators:
	Fiscal 2009	Fiscal 2008	% Change
Cost of sales as a percentage of sales	68.0%	86.3%	(18.4)%
Gross profit margin	32.0%	13.7%	18.4%
General and administrative expenses as a percentage of sales	117.6%	42.4%	(75.1)%
Total operating expenses as a percentage of sales	147.0%	49.0%	(98.1)%

Sales
Our sales decreased approximately 76% in fiscal year 2009 from fiscal year 2008.  Of our total net sales for fiscal 2009, approximately $1,692,102 is attributable to third party product sales by our IceWEB Virginia, Inc subsidiary, approximately $1,964,912 is attributable to our sale of storage products, and approximately $277,670 is attributable to sales from our online products and services. Of our total net sales for fiscal 2008, approximately $14,886,699 is attributable to third party product sales by our IceWEB Virginia, Inc. subsidiary, approximately $982,049 is attributable to our sale of storage products, and approximately $425,675 is attributable to sales from our online products and services.

The decrease in fiscal 2009 net sales from fiscal 2008 is primarily due to a decrease in our third party product sales through our IceWEB Virginia, Inc., as we have refocused our efforts on our leading edge storage products.  As described elsewhere herein, in March 2009 we sold our IceWEB Virginia, Inc. subsidiary, and, accordingly, our revenues in fiscal year 2010 will be accordingly impacted.  We anticipate revenues for fiscal 2010 will increase due to sales of our Unified Network Storage Solutions and other data storage products.
.
  Cost of Sales and Gross Profit

Our cost of sales consists primarily of products purchased to manufacture our storage products and for resale by our IceWEB Virginia, Inc. subsidiary.  For fiscal 2009, cost of sales was approximately 68.0% of sales, as compared to approximately 86.3% of sales, for fiscal 2008. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for fiscal 2009 as compared to fiscal 2008 was the result of an increase in higher margin storage sales in fiscal 2009. We anticipate that our cost of sales as a percentage of revenue will drop to approximately 50% in fiscal 2010, as 95% of our fiscal 2010 revenues are expected to come primarily from our higher margin storage business.

Total Operating Expenses

Our total operating expenses decreased approximately 27% for fiscal 2009 as compared to fiscal 2008.  The decrease is primarily due to a corporate initiative to reduce costs across the board, including the consolidation of office locations and the reduction of headcount.  This decrease includes:

•           Marketing and Selling. For fiscal 2009, marketing and selling costs decreased approximately 58% from fiscal 2008.  This decrease was primarily due to a decrease in online web marketing, advertising and print advertising during fiscal 2009We anticipate that our marketing and selling expenses will increase in fiscal 2010 as we execute on our plan to increase our storage sales.

•           Depreciation and amortization expense. For fiscal 2009, depreciation and amortization expense increased approximately 29% from fiscal 2008.  The increase in depreciation of $172,278 was attributable to the acquisition in December 2007 of Inline Corporation.

Amortization expense is related to the customer relationships and manufacturing GSA schedule which are intangible assets that we generated through our acquisition of Inline Corporation. It also includes the amortization of the value of the GSA schedule which was acquired as part of the True North Solutions Group acquisition up to the date of the sale of Iceweb Virginia, Inc. in March, 2009.  These GSA schedules are being amortized on a straight-line basis over three years. For fiscal 2009, amortization expense was $289,003 as compared to $294,144 for fiscal 2008. The decrease in amortization expense of $5,141 is due to the sale of the GSA schedule as part of the sale of our IceWEB Virginia, Inc. subsidiary.

•           Research and development expense.  For fiscal 2009, research and development expenses increased approximately 11% from fiscal 2008.  This increase is related to increased research and development efforts related to our storage products.  We anticipate the spending on research and development in fiscal 2010 will be approximately $100,000 per quarter related to developing and enhancing our storage solutions and pursuing intellectual property patents when we believe it is warranted

•           General and administrative expense. For fiscal 2009, general and administrative expenses decreased approximately 33% from fiscal 2008. This decrease is primarily attributable to a Company-wide initiative to reduce costs, including reductions in headcount, consolidation and relocation of office space, and reduced travel and entertainment activity.  For fiscal 2009 and 2008, general and administrative expenses consisted of the following:

	2009	2008
Salaries/benefits	$3,883,647	$4,544,682
Occupancy	68,553	301,313
Professional fees	82,929	93,365
Other	149,050	524,935
Consulting	85,738	197,082
Investor Relations	173,686	904,537
Travel/Entertainment	57,105	125,729
Internet/Phone	54,649	93,638
Leased Equipment	4,918	66,424
Insurance	59,072	48,768
Licenses	5,766	9,566
	$4,625,113	$6,910,039

The principal changes in fiscal 2009 as compared to fiscal 2008 include:

•
For fiscal 2009, salaries and related taxes and benefits decreased approximately 14.5% from fiscal 2008. The decrease was primarily attributable cost cutting measures undertaken by us, including the reduction of headcount.  In addition, there was an increase in expense in accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments”), expense for fiscal 2009 of $394,274, or 19.8%, which relates to the granting of stock options in fiscal 2009 to members of the board of directors, executive officers, and employees.

•	For fiscal 2009, occupancy expense decreased approximately 77.2% from fiscal 2008. The decrease was due to consolidation and relocation of office locations.

•
For fiscal 2009, professional fees decreased approximately 11.2% from fiscal 2008. The decrease was primarily attributable to a decrease in legal fees incurred to litigate and settle lawsuits against us, which occurred in fiscal 2008.

•
For fiscal 2009, other expense decreased approximately 71.6% from fiscal 2008. The decrease is primarily due to non-recurring expenses incurred in fiscal 2008, including the accrued costs to settle potential litigation of $165,000, a decrease in hosting fees of $56,687, a decrease in web development expense of $55,475, and property taxes related to the former Inline office space of $18,169.  Other expenses were down across the board in fiscal 2009 versus fiscal 2008, driven by cost-cutting measures adopted by us.

•
For fiscal 2009, consulting expense decreased by approximately 56.5% from fiscal 2008. The decrease was primarily due to non-recurring consulting fees related to the acquisition of Inline Corporation in fiscal 2008.

•
For fiscal 2009, investor relations expense decreased approximately 80.8% from fiscal 2008. The decrease was attributable to a decrease in general investor relations activity versus fiscal 2008.  We expect that in fiscal 2010 our investor relations activity and related expense will be substantially flat.

•	For fiscal 2009, internet and telephone expense decreased approximately 41.6%. The decrease was attributable to cost cutting measures adopted by us, including reduced headcount.

•
For fiscal 2009, travel and entertainment expense decreased approximately 54.6%. The decrease was attributable to cost cutting measures adopted by us, and a decrease in general business, sales, and travel-related investor relations activity.

•	For fiscal 2009, insurance expense increased approximately 21.1% from fiscal 2008. The increase was attributable to higher premiums paid for general business and directors and officer’s insurance.

LOSS FROM OPERATIONS

Our loss from operations decreased approximately 21.4% in fiscal year 2009 as compared to fiscal year 2008.  This decrease is primarily the result of significant reductions in operating expenses, offset by a significant decrease in sales.

TOTAL OTHER INCOME (EXPENSES)

Gain (loss) from sale of assets. During fiscal 2009 we recorded a gain of $2,666,236 on the sale of our IceWEB Virginia, Inc. subsidiary. We did not have a comparable transaction in fiscal 2008.

Interest Expense. For fiscal 2009, interest expense increased approximately 1%. The increase in interest expense is primarily attributable to higher average outstanding note balances during fiscal 2009, and higher deferred loan fee amortization in fiscal 2009 of $30,248 as compared to deferred loan fee amortization of $16,196 in fiscal 2008.

NET LOSS

Our net loss was $2,526,602 for fiscal 2009 compared to $6,410,793 for fiscal 2008, an improvement of $3,884,191 or approximately 61%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

At September 30, 2009, we had a working capital deficit of $(3,158,232) compared to a working capital deficit of $(5,572,672) at September 30, 2008, a decrease of $2,414,440.  The decrease in the deficit is primarily attributable to the sale of IceWEB Virginia, Inc. in March, 2009, which resulted in a decrease in accounts payable of $2,865,801.  In addition, the changes are primarily attributable to the decreases in accounts payable and accrued expenses of $3,017,502, offset by the decrease in accounts receivable of $2,669,191. Also contributing was the decrease in prepaid expenses of $29,975, the decrease in net inventory of $248,951, and the decrease in deposits of $33,032, offset by the decrease in deferred revenue of $2,902.

Net cash used in operating activities was $2,145,514 for fiscal 2009 as compared to net cash provided by operating activities of $862,691 for fiscal 2008, an increase of $3,008,205.  For fiscal 2009, our cash used in operations of $2,145,514 consisted of a net loss of $2,526,602, offset by non-cash items totaling $3,086,579 including items such as depreciation and amortization of $739,973, stock based compensation of $1,167,724, the amortization of deferred compensation of $1,016,134, and other non-cash items of $162,748.  Additionally, during fiscal 2009 we had a decrease in operating liabilities and a decrease in operating assets which offset our net loss. This change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $2,669,191 attributable to a decrease in annual sales, and a decrease in prepaid expenses of $29,975, a decrease in deposits of $33,032, and a decrease in net inventory of $248,951, offset by a decrease in accounts payable and accrued liabilities of $3,017,502 and an increase in deferred revenue of $2,903.

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

     Net cash used in investing activities for fiscal 2009 was $99,762 as compared to net cash used in investing activities of $2,111,749 for fiscal 2008.  During fiscal 2009 we used cash of $99,762 for property and equipment purchases. During fiscal 2008, net cash used in investing activities was $2,111,749.  During fiscal 2008, we acquired Inline Corporation and in connection therewith used net cash of $1,925,128.  Additionally, we used cash of $186,621 for property and equipment purchases.

Net cash provided by financing activities for fiscal 2009 was $2,303,806 as compared to $161,368 for fiscal 2008, an increase of $2,142,438.  The primary reason for the increase was due to the proceeds from the exercise of common stock options of $979,300, the sale of common stock of $207,000 and the net increase in borrowings from Sand Hill Finance of $545,233.

At September 30, 2009 we had an accumulated deficit of $22,658,558 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2009 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. In spite of our sales, there is no assurance that we will be able to maintain or increase our sales in fiscal 2009 or that we will report net income in any future periods.

We do not have any working capital commitments nor do we not presently have any external sources of working capital. Historically, our sales have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At September 30, 2009 we had cash on hand of $63,310.  In addition to the cash necessary to fund our operating losses, research and development, marketing and general growth, we will need cash to satisfy certain obligations.  In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $1.8 million. This financing agreement was amended in fiscal 2008 to increase the line amount to $2,750,000, and to add an 18 month term loan of $1,000,000 with an interest rate of 24% per annum.  As of September 30, 2009, we had $967,490 available under the line of credit facility.   Also, in July 2006, we entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. This agreement has expired and we are in default under the agreement.  We have accrued for the remaining liability under this agreement, and the amount is included in our accounts payable and accrued liabilities on our balance sheet at September 30, 2009.

Our working capital needs in future periods depend primarily on the rate at which we can increase our sales while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing.  Under the terms of the financing agreement with Sand Hill Finance, LLC we agreed not to incur any additional indebtedness other than trade credit in the ordinary course of business. These covenants may also limit our ability to raise capital in future periods. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all.  Our ability to continue our existing operations and to fund our working capital needs will suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our sales and maintain profitable operations in the future. If we are unable to secure the necessary additional working capital as needed, we may be forced to curtail some or all of our operations.

Off Balance Sheet Arrangements.

None.

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, FASB Accounting Standards Codification (“ASC 105”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) is the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research.

Recent Accounting Pronouncements

     In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At September 30, 2009 and September 30, 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  The Company evaluated all events and transactions that occurred after September 30, 2009 up through December 22, 2009.  During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IceWEB, Inc. and Subsidiaries
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IceWEB, Inc.

We have audited the accompanying consolidated balance sheets of IceWEB, Inc. and Subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of our management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of our internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IceWEB, Inc. and Subsidiaries, as of September 30, 2009 and September 30, 2008 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses of $2,526,602 and $6,410,793 respectively, for the years ended September 30, 2009 and 2008. These matters raise substantial doubt about the Companys’ ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 23, 2009

ICEWEB, Inc.
Consolidated Balance Sheets

	September 30, 2009	September 30, 2008
CURRENT ASSETS:
Cash	$63,310	$4,780
Accounts receivable, net of allowance for doubtful accounts of $9,000	424,919	3,094,110
Inventory, net	151,361	400,312
Other current assets	6,390	21,572
Prepaid expenses	25,180	55,155
	671,160	3,575,929
OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $1,761,730	752,162	1,169,369
Deposits	13,320	61,418
Intangible assets, net of accumulated amortization of $425,408	790,042	1,132,612
Total Assets	$2,226,684	$5,939,328

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,971,376	$7,762,872
Notes payable	1,847,755	1,372,565
Deferred revenue	10,261	13,164
	3,829,392	9,148,601
Long-Term Liabilities
Notes Payable	934,756	956,520
Total Liabilities	4,764,148	10,105,121

Stockholders’ Deficit
Preferred stock ($.001 par value; 10,000,000 shares authorized) Series A convertible preferred stock ($.001 par value; 0 shares issued and outstanding)	—	—
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding at September 30, 2009 and 1,253,334 shares issued and outstanding as of September 30, 2008)	626	1,253
Common stock ($.001 par value; 1,000,000,000 shares authorized; 68,469,617 shares issued and 68,307,117 shares outstanding at September 30, 2009 and 24,688,088 shares issued and 24,525,588 outstanding at September 30, 2008)	68,471	24,690
Additional paid in capital	20,064,998	15,953,221
Accumulated deficit	(22,658,559)	(20,131,957)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)
Total stockholders’ deficit	(2,537,464)	(4,165,793)

Total Liabilities and stockholders’ deficit	$2,226,684	$5,939,328

See accompanying notes to consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Operations

	For the Year Ended September 30,
	2009	2008

Sales	$3,934,684	$16,294,423

Cost of sales	2,674,692	14,067,629

Gross profit	1,259,992	2,226,794

Operating expenses:
Marketing and selling	81,636	192,595
Depreciation and amortization expense	742,636	575,499
Research and development	336,616	303,526
General and administrative	4,625,113	6,910,039
Total operating expenses	5,786,001	7,981,659

Loss from operations	(4,526,009)	(5,754,865)

Other income (expenses):
Gain from sale of subsidiary	2,666,236	-
Interest income	1,142	3,444
Interest expense	(667,971)	(659,372)

Total other income (expenses)	1,999,407	(655,928)

Net loss	$(2,526,602)	$(6,410,793)

Basic and diluted loss per common share	$(0.06)	$(0.35)

Weighted average common shares outstanding basic and diluted	40,911,411	18,321,369

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the years ended September 30, 2009 and 2008

							Additional
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Share	Amount	Total
Balance at September 30, 2007	456,667	$457	1,833,334	$1,833	13,040,315	$13,042	$12,248,779	$(13,721,164)	(162,500)	$(13,000)	$(1,470,053)

Amortization of deferred compensation	-	-	-	-	-	-	910,930	-	-	-	910,930

Issuance of common stock for cash	-	-	-	-	400,000	400	79,600	-	-	-	80,000

Common stock issued for exercise of options	-	-	-	-	1,780,000	1,780	217,420	-	-	-	219,200

Common stock issued for exercise of warrants	-	-	-	-	2,625,000	2,625	(2,625)	-	-	-	-

Common stock issued in connection with notes payable	-	-	-	-	266,500	267	40,860	-	-	-	41,127

Conversion of series A preferred to common stock	(456,667)	(457)	-	-	456,667	457	-	-	-	-	-

Conversion of series B preferred to common stock	-	-	(580,000)	(580)	580,000	580	-	-	-	-	-

Common stock issued for services	-	-	-	-	1,086,250	1,086	495,577	-	-	-	496,663

Common stock issued to employees	-	-	-	-	2,950,000	2,950	1,073,750	-	-	-	1,076,700

Common stock issued in connection with acquisition	-	-	-	-	1,503,356	1,503	875,343	-	-	-	876,846

Issuance of warrants	-	-	-	-	-	-	13,587	-	-	-	13,587

Net loss for the year	-	-	-	-	-	-	-	(6,410,793)	-	-	(6,410,793)

Balance at September 30, 2008	-	-	1,253,334	1,253	24,688,088	24,690	15,953,221	(20,131,957)	(162,500)	(13,000)	(4,165,793)

Amortization of deferred compensation	-	-	-	-	-	-	1,016,137	-	-	-	1,016,137

Issuance of common stock for cash	-	-	-	-	3,900,000	3,900	203,100	-	-	-	207,000

Cancellation of common stock	-	-	-	-	(100,000)	(100)	100	-	-	-	-

Common stock issued for exercise of options	-	-	-	-	18,715,000	18,715	960,585	-	-	-	979,300

Common stock issued in connection with notes payable	-	-	-	-	1,959,601	1,960	150,313	-	-	-	152,273

Conversion of series B preferred to common stock	-	-	(626,667)	(627)	626,667	627		-	-	-	-

Common stock issued for services	-	-	-	-	1,725,000	1,725	130,775	-	-	-	132,500

Common stock issued to employees	-	-	-	-	13,155,261	13,154	1,154,567	-	-	-	1,167,721

Common stock issued in connection with disposition of subsidiary	-	-	-	-	1,000,000	1,000	79,000	-	-	-	80,000

Common stock issued in connection with conversion of convertible debenture	-	-	-	-	2,800,000	2,800	417,200	-	-	-	420,000

Net loss for the year	-	-	-	-	-	-	-	(2,526,602)	-	-	(2,526,602)

Balance at September 30, 2009	-	$-	626,667	$626	68,469,617	$68,471	$20,064,998	$(22,658,559)	(162,500)	$(13,000)	$(2,537,464)

See accompanying notes to consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2009	2008

Net loss	$(2,526,602)	$(6,410,793)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	742,636	575,498
Share-based compensation	1,167,721	1,573,363
Amortization of deferred compensation	1,016,134	910,930
Gain on sale of subsidiary	(2,666,236)	—
Common stock issued for services rendered	132,500	—
Amortization of deferred finance costs	30,248	16,196
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,669,191	2,887,773
Prepaid expense	29,975	(27,436)
Inventory	248,951	2,647
Deposits	33,035	(11,143)
Increase (decrease) in:
Accounts payable and accrued liabilities	(3,020,165)	1,342,947
Deferred revenue	(2,902)	2,709

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,145,514)	862,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(99,762)	(186,621)
Cash used in acquisitions, net		(1,925,128)

NET CASH USED IN INVESTING ACTIVITIES	(99,762)	(2,111,749)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	-	(98,887)
Proceeds from notes payable - related party	-	157,425
Repayment of notes payable - related party	-	(124,109)
Proceeds from notes payable	7,594,455	6,519,365
Payments on notes payable	(6,476,949)	(6,591,626)
Proceeds from sale of common stock	207,000	80,000
Proceeds from exercise of common stock options	979,300	219,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,303,806	161,368

NET INCREASE/(DECREASE) IN CASH	58,530	(1,087,690)

CASH - beginning of period	4,780	1,092,470

CASH - end of period	$63,310	$4,780

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$552,886	$659,372
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$152,273	$41,127
Warrant granted for debt discount and debt issuance costs	$—	$13,587
Common stock issued in connection with convertible debenture	$420,000	$—
Common stock issued in connection with acquisition/disposition	$80,000	$876,846

Acquisition details:
Fair value of assets acquired	$—	$2,688,795
Intangible assets	$—	$1,215,450
Liabilities assumed	$—	$(614,668)
Common stock issued in connection with acquisition	$—	$876,846

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

NOTE 1 – ORGANIZATION

IceWEB, Inc. (the “Company”) began trading publicly in April 2002. Utilizing resources gained through acquisitions, we have developed two lines of business, IceWEB Storage products, and IceMAIL which is a hosted Microsoft Exchange application service.  We currently have two wholly owned operating subsidiaries: IceWEB Storage Corporation (formerly known as Inline Corporation), and IceWEB Online, Inc.

BUSINESS OF ICEWEB

Since 2005, the Company has been focused on serving the commercial and federal markets with network security products and proprietary on-line software solutions.  In 2008, the Company narrowed its focus and expanded its capabilities by acquiring INLINE Corporation, a data storage manufacturing company.

In March, 2009, the Company sold its wholly owned subsidiary, IceWEB Virginia, Inc. to an unrelated 3rd party, and in the process exited its low-margin IT re-seller business products business to further focus on the higher margin data storage manufacturing business.

At the close of fiscal year 2009, the Company has three key product offerings:

•           Iplicity Unified Network Storage Solutions
•           Purpose Built Network/Data Appliances
•           Cloud Computing Products/Services

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

Reclassifications
Certain reclassifications have been made to previously reported amounts to conform to 2008 amounts. The reclassifications had no impact on previously reported results of operations or shareholders’ deficit.

Going Concern
Our auditors stated in their report on the consolidated financial statements of the Company for the Years ended September 30, 2009 and 2008 that we have had losses since inception that raise doubt about our ability to continue as a going concern. In addition and as discussed further in Note 6, we are not in compliance with debt covenants under our Financing Agreements with Sand Hill Finance LLC. For the year ended September 30, 2009 we incurred a net loss of $2,526,602.  The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Management has established plans intended to increase the sales of our products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that we will be able to raise any additional funds.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments
 The carrying amounts of financial instruments, including cash, accounts receivable, prepaid expenses, and other current assets, accounts payable and accrued liabilities, and deposits approximated fair value as of September 30, 2009 and 2008, because of the relatively short-term maturity of these instruments and their market interest rates.

Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, the valuation of stock-based compensation, the allowance for inventory obsolescence and the useful life of property and equipment and intangible assets, and litigation reserves.

Cash and Cash Equivalents
We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable
Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $9,000 as of September 30, 2009. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $29,324 and $0 for the Years ended September 30, 2009 and 2008, respectively.

Inventory
Inventory is valued at the lower of cost or market, on an average cost basis.

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided by using the straight-line method over the estimated useful lives of the related assets.

Intangible Assets
Intangible assets, net consists of the cost of acquired customer relationships. We capitalize and amortize the cost of acquired intangible assets over their estimated useful lives on a straight-line basis. The estimated useful life of our acquired customer relationships is five years.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Long-lived Assets
In accordance with ASC Topic 360, “Property, Plant, and Equipment” (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), we review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Revenue Recognition
We follow the guidance of Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition” (formerly Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”) for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

Revenues from sales of products are generally recognized when products are shipped unless we has obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract.

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

Earnings per Share
We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”) Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At September 30, 2009, there were options and warrants to purchase 11,169,483 shares of common stock, 626,667 shares issuable upon conversion of Series B preferred stock, and no shares of Series C preferred stock outstanding which could potentially dilute future earnings per share.

Stock-Based Compensation
As more fully described in Note 12, we have a stock option plan that provides for non-qualified and incentive stock options to be issued to directors, officers, employees and consultants (the 2000 Management and Director Equity Incentive and Compensation Plan (the “Plan”).

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

Stock-Based Compensation (continued)
Prior to October 1, 2005, we accounted for stock options issued under the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments. No stock-based compensation cost related to employee stock options was recognized in the Consolidated Statement of Operations for the year ended September 30, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective October 1, 2005, we adopted the fair value recognition provisions of ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Financial results for the year ended September 30, 2005 have not been restated.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB), issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162".  SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

 In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our fiscal year ending 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At September 30, 2009 and September 30, 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  The Company evaluated all events and transactions that occurred after September 30, 2009 up through December 22, 2009.  During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2009, property and equipment consisted of the following:

	Estimated Life	2009	2008
Office equipment	5 years	$637,920	$628,080
Computer software	3 years	607,278	713,876
Furniture and fixtures	5 years	261,385	261,385
Leasehold improvements	5 years	1,007,250	999,050
		2,513,833	2,602,391

Less: accumulated depreciation		(1,761,671)	(1,433,022)

		$752,162	$1,169,369

Depreciation expense for the years ended September 30, 2009 and 2008 was $453,633 and $281,355 respectively.

NOTE 4 - INTANGIBLE ASSETS

At September 30, 2009, intangible assets consist of the following:

	2009	2008
Acquired software library	$-	100,000
GSA Schedule - IceWEB Virginia, Inc.	-	275,479
Manufacturing GSA Schedule	750,000	750,000
Customer relationships intangible	465,451	465,451
	1,215,451	1,590,930
Less: accumulated amortization	(425,409)	(458,318)

	$790,042	1,132,612

Amortization expense amounted to $289,003 and $294,144 for the Years ended September 30, 2009 and 2008, respectively.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

Amortization expense subsequent to the year ended September 30, 2009 is as follows:

Years ending September 30:
2010	$243,090
2011	243,090
2012	243,090
2013	60,772
$790,042

NOTE 5 - RELATED PARTY TRANSACTIONS

Advances from Related Party

Our Chief Executive Officer provides advances to us from time-to-time for operating expenses. These advances are short-term in nature and are non-interest bearing. At September 30, 2009 and 2008, amounts due to this related party amounted to $0.

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, we entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, we may borrow up to 80% on our accounts receivable balances up to a maximum of $1,800,000.  In conjunction with the acquisition of Inline Corporation in December, 2007, the lending limit on the credit facility was increased to $2,750,000.  In addition, in November, 2008 we and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of our assets.  At September 30, 2009, the principal amount due under the Financing Agreement amounted to $1,847,755.  The principal amount due under the term note amounted to $934,756.  These amounts are included in the notes payable balance of $2,782,510 on the balance sheet at September 30, 2009.

Interest is payable under the Financing Agreement at a rate of 1.75% per month on the average loan balance outstanding during the year, equal to an annual interest of approximately 21% per year. We also agreed to pay an upfront commitment fee of 1% of the credit line upon signing the Financing Agreement, half of which was due and paid upon signing (amounting to $9,000) and half of which is due on the first anniversary of the Financing Agreement. In addition, we are obligated to pay a commitment fee of 1% of the credit limit annually, such amounts are payable on the anniversary of the agreement.

In connection with the Financing Agreement, we issued Sand Hill Finance, LLC, a seven-year common stock purchase warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of our common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and reclassifications. The fair value of the warrant of $16,250 has been recorded as an addition to paid-in capital and interest expense during the year ended September 30, 2007.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

NOTE 6 - NOTES PAYABLE (continued)

In connection with the term loan, we issued Sand Hill Finance, LLC a seven-year common stock purchase warrant to purchase 120,000 shares of our common stock at an exercise prices $1.00 per share.  The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of our common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and reclassifications. The fair value of the warrant of $13,587 has been recorded as an addition to paid-in capital and deferred finance costs during the year ended September 30, 2008.

The Financing Agreement has a term of one year, subject to mutual extension by both parties. As a result, the balance due to Sand Hill Finance, LLC is classified as a current liability on the accompanying consolidated balance sheet.

The terms of the Financing Agreement also restricts us from undertaking certain transactions without the written consent of the creditor including (i) permit or suffer a change in control involving 20% of its securities, (ii) acquire assets, except in the ordinary course of business, involving payment of $100,000 or more, (iii) sell, lease, or transfer any of its property except for sales of inventory and equipment in the ordinary course of business, (iv) transfer, sell or license any intellectual property, (v) declare or pay a dividend on stock, except payable in the form of stock dividends (vi) incur any indebtedness other than trade credit in the ordinary course of business and (vii) permit any lien or security interest to attach to any collateral.  Sand Hill Finance provided a waiver with respect to our disposition of IceWEB, Virginia, Inc. in March, 2009, as discussed herein.

Third party guarantee - In November 2006, we sold our interest in one of our subsidiaries (Integrated Power Solutions, Inc. or IPS) to a shareholder of ours and related party. IPS is a party to the Financing Agreement and can borrow against receivables transferred to Sand Hill Finance, LLC under the terms of the Financing Agreement. We remain liable for any such amounts borrowed under the Financing Agreement by IPS which is no longer under our control. To date, IPS has not borrowed any funds under the Financing Agreement.

In August, 2008, we borrowed $187,500 from an accredited investor.  The note bears interest at 16% and had a term of four months, and can be repaid in either cash or shares of our common stock.  As of September 30, 2009 we had repaid the note in full

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

NOTE 7 - EQUIPMENT FINANCING PAYABLE

On July 6, 2006, we entered into what is in essence a sale and leaseback agreement with respect to certain computer and office equipment. We received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, we entered into an agreement to lease the equipment back from the third party for 36 monthly rent payments of $10,398 until August 2009. We are accounting for this equipment financing arrangement as a capital lease. In connection with the agreement, we made an initial security deposit of $30,000. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, we did not record any gain or loss. Imputed interest on this financing is 20% per annum. This agreement terminated in August, 2009.  We are in default under this agreement, and the remaining estimated amount owed under this agreement is included in accounts payable and accrued liabilities on the accompanying balance sheet.

NOTE 8 - INVENTORY

Inventory consisted of the following:

	September 30, 2009	September 30, 2008
Raw materials	$78,966	$351,579
Work in progress	14,862	65,921
Finished goods	57,533	21,974
	151,361	439,474

Less: reserve for obsolescence	-	(39,162)

	$151,361	$400,312

NOTE 9 - COMMITMENTS

We lease office space in Sterling, Virginia under a two-year operating lease that expires on March 31, 2011.  The office lease agreement has certain escalation clauses and renewal options. Additionally, we have lease agreements for computer equipment and an office copier/fax machine. Future minimum rental payments required under these operating leases are as follows:

Years ending September 30:
2010	$75,222
2011	37,611
2012	-
2013	-
2014 and thereafter	-
$112,833

Rent expense was $71,400 and $326,932 for the years ended September 30, 2009 and 2008.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

NOTE 10 - INCOME TAXES

We account for income taxes under the provisions of ASC 740-10-25 effective September 30, 2007.  ASC 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all the relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  ASC 740-10-25 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. ASC 740-10-25 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC 740-10-25 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of September 30, 2009 we had unused net operating loss carry forwards of approximately $11,000,000 available to reduce our future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2029. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

	2009	2008
Deferred Tax Assets:
Tax benefit of net operating loss carry forward	$4,146,000	$4,865,000
Grant of stock options/restricted stock to employees	1,768,000	838,000
Unpaid accrued salaries	31,000	20,000
Reserve for legal settlement	451,000	-
Amortization of leasehold improvements	115,000	49,000
Amortization of intangibles	175,000	97,000
	6,686,000	5,869,000

Less: valuation allowance	(6,686,000)	(5,869,000)

Net deferred tax assets	$—	—

 Net operating loss carryforwards and the associated deferred tax asset were reduced during fiscal September 30, 2009 to reflect the impact of the disposition of IceWEB Virginia, Inc. in a stock sale transaction in the second quarter.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

The table below summarizes the differences between our effective tax rate and the statutory federal rate as follows for fiscal 2009 and 2008. The effective tax rate is 34% Federal and 3.6% State after Federal tax benefit:

	2009	2008
Computed “expected” tax benefit	(34.0)%	(34.0)%
State income taxes	(3.6)%	(3.6)%
Other permanent differences	42.0%	—
Change in valuation allowance	(4.4)%	37.6%

Effective tax rate	0.0%	0.0%

The valuation allowance at September 30, 2009 was $6,686,000. The increase during fiscal 2009 was approximately $817,000.

NOTE 11 - CONCENTRATION OF CREDIT RISK

Bank Balances

We maintain our cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC).  During October 2008, the FDIC increased the insured amounts at participating financial institutions from $100,000 to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts.  At September 30, 2009 we had no amounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Major Customers

Sales to eight customers represented approximately 82% of total sales for the year ended September 30, 2009. As of September 30, 2009 approximately 48% of our accounts receivable was due from one customer. Sales to ten customers represented approximately 63% in 2008.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Our authorized capital includes 10,000,000 shares of blank check preferred stock, par value $0.001 per share, of which 1,666,667 shares have previously been designated as Series A Convertible Preferred Stock. Our Board of Directors, without further stockholder approval, may issue our preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. In September 2005, Our Board of Directors authorized a series of 833,334 shares of blank check preferred stock be designated as Series B Convertible Preferred Stock and on September 28, 2005, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred with the Secretary of State of Delaware. On December 29, 2005, we filed an Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock increasing the number of shares authorized under this series to 1,833,334 shares.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

A) Series A Convertible Preferred Stock

On March 30, 2005, we entered into a Preferred Stock Purchase Agreement and related agreements with Barron Partners LP. Under the terms of this agreement, we sold Barron Partners LP, an accredited investor, 1,666,667 shares of our Series A Convertible Preferred Stock and issued the purchaser the Common Stock Purchase Warrants “A”, “B” and “C” to purchase an aggregate of 4,500,000 shares of our common stock at exercise prices ranging from $2.00 to $9.60 per share for an aggregate purchase price of $1,000,000. We received net proceeds of $900,000 after payment of expenses of $35,000 and a finder’s fee to Liberty Company LLC of $65,000. We also issued Liberty Company LLC, a broker-dealer, a Common Stock Purchase Warrant “A” exercisable into 175,000 shares of our common stock with an exercise price of $0.70 per share as additional compensation for its services. We used these proceeds for general working capital and acquisitions. The transaction was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

All shares of Series A Convertible Preferred Stock were converted into shares of our common stock in fiscal 2008.  As of September 30, 2009 there are no Series A Convertible Preferred shares outstanding. The warrants issued in conjunction with the Series A Convertible Preferred Stock transaction were fully converted into shares of our common stock in fiscal 2008.  There are no outstanding warrants related to the Series A Convertible Preferred Stock transaction at September 30, 2009.

B) Series B Convertible Preferred Stock

The designations, rights and preferences of the Series B Convertible Preferred Stock provide:

•
no dividends are payable on the Series B Convertible Preferred Stock. So long as these shares are outstanding, we cannot pay dividends on our common stock nor can it redeem any shares of its common stock, the shares of Series B Convertible Preferred Stock do not have any voting rights, except as may be provided under Delaware law,

•
so long as the shares are outstanding, we cannot change the designations of the Series B Convertible Preferred Stock, create a class of securities that in the instance of payment of dividends or distribution of assets upon our liquidation ranks senior to or pari passu with the Series B Convertible Preferred Stock or increase the number of authorized shares of Series B Convertible Preferred Stock, the shares carry a liquidation preference of $0.2727 per share,

•
each share of Series B Convertible Preferred Stock is convertible at the option of the holder into one share of our common stock based upon an initial conversion value of $0.2727 per share. The conversation ratio is subject to adjustment in the event of stock dividends, stock splits or reclassification of our common stock. The conversion ratio is also subject to adjustment in the event we should sell any shares of its common stock or securities convertible into common stock at an effective price less than the conversion ratio then in effect, in which case the conversion ratio would be reduced to the lesser price. No conversion of the Series B Convertible Preferred Stock may occur if a conversion would result in the holder, and any of its affiliates beneficially owning more than 4.9% of our outstanding common shares following such conversion. This provision may be waived or amended only with the consent of the holders of all of the Series B Convertible Preferred Stock and the consent of the holders of a majority of our outstanding shares of common stock who are not affiliates,

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

•
so long as the Series B Convertible Preferred Stock is outstanding, we have agreed not to issue any rights, options or warrants to holders of its common stock entitling the holders to purchase shares of its common stock at less than the conversion ratio without the consent of the holders of a majority of the outstanding shares of Series B Convertible Preferred Stock. If we should elect to undertake such an issuance and the Series B holders consent, the conversion ratio would be reduced. Further, if we should make a distribution of any evidence of indebtedness or assets or rights or warrants to subscribe for any security to our common stockholders, the conversion value would be readjusted,

•	the shares of Series B Convertible Preferred Stock automatically convert into shares of our common stock in the event of change of control of the Company, and

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

During fiscal 2008, Series B Preferred stockholders’ converted 580,000 shares of Series B Preferred Stock into 580,000 shares of common stock.

During fiscal 2009, Series B Preferred stockholders’ converted 626,667 shares of Series B Preferred Stock into 580,000 shares of common stock.

During fiscal 2009, the remaining 626,667 shares of Series B Preferred Stock were acquired from the original holders by John Signorello, the Company’s CEO, for total consideration of $75,000.

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
Years ended September 30, 2009 and 2008

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

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

Warrants Issued In the Series B Convertible Preferred Stock Transaction

In connection with the sale of shares of our Series B Convertible Preferred Stock, we issued the purchaser the following common stock purchase warrants:

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

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

We also issued Liberty Company LLC, a broker dealer which served as finder for us in the transaction, a Common Stock Purchase Warrant “G” to purchase 25,000 shares of its common stock at an exercise price of $1.00 per share. Other than the exercise price, all other terms of the warrant issued to Liberty Company LLC are identical to the Common Stock Purchase Warrants “E” and “F” issued to the purchaser.

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

The warrants issued in conjunction with the Series B Convertible Preferred Stock transaction were fully converted into shares of our common stock in fiscal 2008.  There are no outstanding warrants related to the Series B Convertible Preferred Stock transaction.

Series C Preferred Stock

On July 29, 2009, we entered into a Preferred Stock Purchase Agreement with an Investor which provided that, upon the terms and subject to the conditions set forth therein,  the Investor is committed to purchase up to $3,000,000 of our Series C Preferred Stock. Under the terms of the purchase agreement, from time to time until July 23, 2010 and at our sole discretion, we may present the Investor with a notice to purchase such Series C Preferred Stock. The Investor is obligated to purchase such Series C Preferred Stock on the tenth trading day after the notice date, subject to satisfaction of certain closing conditions. The Investor will not be obligated to purchase the Series C Preferred Stock (i) in the event the closing price of our common stock during the nine trading days following delivery of a notice falls below 75% of the closing price on the trading day prior to the date such notice is delivered to the Investor, or (ii) to the extent such purchase would result in the Investor and its affiliates beneficially owning more than 9.99% of our common stock.

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
Years ended September 30, 2009 and 2008
NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

●	senior to our common stock; and

●	on parity with our Series B Preferred Stock.

Common Stock

Fiscal 2008 Transactions

During fiscal 2008, Series A preferred stockholders’ converted 456,667 shares of Series A Preferred Stock into 456,667 shares of common stock.

During fiscal 2008, Series B preferred stockholders’ converted 580,000 shares of Series B Preferred Stock into 580,000 shares of common stock.

In fiscal 2008, in connection with the exercise of 1,780,000 stock options, we issued 1,780,000 shares of common stock for cash proceeds of $219,200.

During fiscal 2008, in connection with the cashless exercise of 5,250,000 stock warrants, we issued 2,525,000 shares of common stock.

During fiscal 2008, in connection with the payment on a note payable discussed in Note 6, we issued 266,500 shares of common stock.  The shares were valued at $41,126, the fair market value in the date of issuance.

During fiscal 2008, in connection with the payment for consulting services rendered, we issued 2,086,250 shares of common stock.  The services were valued at $1,096,663, the fair market value on the date of issuance.

During fiscal 2008, in connection with the acquisition of Inline Corporation, we issued 503,356 shares of common stock.  The shares were valued at $276,846, the fair market value on the date of issuance.

During fiscal 2008 we issued 2,950,000 shares of common stock to employees, valued at $1,076,700, the fair market value at the time of issuance, as additional compensation.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

Fiscal 2009 Transactions

On October 28, 2008 we issued 3,431,680 shares of restricted common stock at a per share price of $0.07, valued at $240,218, in lieu of pay to our employees.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On February 18, 2009 we issued 480,000 shares of restricted common stock at a per share price of $0.14, valued at $67,200, in lieu of pay to our employees.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On March 26, 2009 we issued 6,243,581shares of restricted common stock at a per share price of $0.09, valued at $560,305, in lieu of pay to our employees.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 19, 2009 we issued 3,000,000 shares of restricted common stock at a per share price of $0.10 valued at $300,000, in lieu of pay to our employees.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 3, 2009 we sold 1,400,000 shares of common stock at a per share price of $0.03, valued at $42,000 to an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 8, 2009 we sold 1,000,000 shares of common stock at a per share price of $0.04, valued at $40,000 to an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 11, 2009 we sold 500,000 shares of common stock at a per share price of $0.03, valued at $15,000 to an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 10, 2009 we sold 1,000,000 shares of common stock at a per share price of $0.08, valued at $80,000 to an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On March 10, 2009, we issued 25,000 shares of our common stock valued at $2,500 in satisfaction of debt in the amount of $2,500, which related to services rendered to the Company. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On March 11, 2009, we issued 100,000 shares of our common stock valued at $4,000 in satisfaction of debt in the amount of $4,000, which related to services rendered to the Company.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 25, 2009, we issued 100,000 shares of our common stock valued at $6,000 in satisfaction of debt in the amount of $6,000, which related to services rendered to the Company.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

Fiscal 2009 Transactions (continued)

On September 2, 2009, we issued 1,500,000 shares of our common stock valued at $120,000 in satisfaction of debt in the amount of $120,000, which related to services rendered to the Company.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2009, in conjunction with the sale of its subsidiary IceWEB Virginia, Inc., the Company issued 1,000,000 shares of our common stock to the purchaser, valued at $80,000.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During fiscal 2009, we issued 18,715,000 of our common stock in connection with the exercise of options under our stock option plan.

In the fiscal first quarter of 2009, we issued 1,959,601 shares of common stock in connection with payments on a short term note payable, valued at $152,273.

Common Stock Warrants

A summary of the status of our outstanding common stock warrants as of September 30, 2009 and 2008 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2009		Year Ended September 30, 2008
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	300,000	$1.25	5,955,000	$1.25
Granted	-	-	120,000	1.00
Exercised	-	-	(5,150,000)	0.28
Forfeited	(75,000)	0.65	(625,000)	2.79
Balance at end of year	225,000	$1.78	300,000	$1.25

Warrants exercisable at end of year	225,000	$1.78
Weighted average fair value of warrants granted or re-priced during the year		$-

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

The following table summarizes information about common stock warrants outstanding at September 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
0.50	145,000	5.05 Years	0.50	145,000	0.50
2.00	5,000	1.81 Years	2.00	5,000	2.00
4.00	37,500	0.25 Years	4.00	37,500	4.00
8.00	37,500	0.25 Years	8.00	37,500	8.00
	225,000		$1.78	225,000	$1.78

NOTE 13 - STOCK OPTION PLAN

In August 2000, the Board of Directors adopted the 2000 Management and Director Equity Incentive and Compensation Plan the “Plan”) for directors, officers and employees that provides for non-qualified and incentive stock options to be issued enabling holders thereof to purchase common shares of our stock at exercise prices determined by our Board of Directors. The Plan was approved by our stockholders in August 2001.

The purpose of the Plan is to advance our interests and those of its stockholders by providing a means of attracting and retaining key employees, directors and consultants. In order to serve this purpose, we believe the Plan encourages and enables key employees, directors and consultants to participate in its future prosperity and growth by providing them with incentives and compensation based on its performance, development and financial success. Participants in the Plan may include our officers, directors, other key employees and consultants who have responsibilities affecting our management, development or financial success.

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

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

NOTE 13 - STOCK OPTION PLAN (continued)

As amended in fiscal 2009, the Plan permits the grant of options and shares for up to 60,000,000 shares of our common stock. The Plan terminates 10 years from the date of the Plan’s adoption by our stockholders.

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. We used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Year Ended September 30,
	2009	2008
Expected volatility	149% - 183%	87% - 198%
Expected term	1 - 5 Years	1 - 5 Years
Risk-free interest rate	2.53% - 4.76%	2.34% - 4.38%
Forfeiture Rate	0% - 45%	0% - 45%
Expected dividend yield	0%	0%

The expected volatility was determined with reference to the historical volatility of our stock. We use historical data to estimate option exercise, employee termination, and forfeiture rate within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

For the year ended September 30, 2009, total stock-based compensation charged to operations for option-based arrangements amounted to $1,016,134. At September 30, 2009, there was approximately $519,182 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

A summary of the status of our outstanding stock options as of September 30, 2009 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2009			Year Ended September 30, 2008
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Stock options
Balance at beginning of year	6,583,827	$0.61		$5,212,219	$0.61	$
Granted	24,395,000	0.06		7,310,000	0.27
Exercised	(18,715,000)	0.05		(1,780,000)	0.12
Forfeited	(1,319,344)	0.28		(4,158,392)	0.49
Balance at end of year	10,944,483	$0.27	$103,006	6,583,827	$0.45		$92,650

Options exercisable at end of year	9,352,725	$0.28	$103,006	4,123,134	$0.47		$10,560

Weighted average fair value of options granted during the year		$0.06			$0.27

The following table summarizes information about employee stock options outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$ 0.001-0.25	6,990,000	2.67 Years	$0.08	5,909,400	$0.09
0.30-0.48	535,000	2.56 Years	0.45	501,950	0.46
0.54-0.60	2,501,608	2.89 Years	0.58	2,026,208	0.58
0.61-0.80	917,500	1.91 Years	0.72	914,792	0.72
1.44-3.80	375	0.04 Years	3.80	375	3.80
	10,944,483		$0.27	9,352,725	$0.28

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

NOTE 14 - ACQUISITIONS AND DISPOSITIONS

On December 22, 2007, we acquired 100% of the outstanding stock of Inline Corporation for $2,412,731 in cash, plus 503,356 shares of our common stock valued at $276,846, the fair market value on the date of acquisition. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements of operations from the date of acquisition. The purchase of Inline Corporation included the acquisition of assets of $3,904,245, and liabilities of $614,668. The aggregate purchase price consisted of the following:

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
$3,289,577

Intangible assets acquired from Inline were assigned the following values:  (i) value of manufacturing GSA schedule with an assigned valued of $750,000 amortized straight line over five years; and (ii) value of customer relationships with an assigned value of $465,450 amortized straight line over five years. Intangible assets acquired from Inline had the following unamortized values at September 30, 2009: (i) value of manufacturing GSA schedule of $487,500; and (ii) value of customer relationships of $302,543.

On March 30, 2009, we completed the sale of IceWEB Virginia, Inc., a wholly owned subsidiary, to ABC Networks, Inc., a privately held U.S. company. Pursuant to the terms of the transaction, ABC Networks, Inc. acquired 100% of the outstanding common stock of IceWEB, Virginia, Inc.

The aggregate sales price consisted of the following:

Common stock issued to purchaser	$80,000
Net book value of disposed subsidiary	(2,746,236)
$(2,666,236)

The following table summarizes the estimated fair values of IceWeb Virginia’s assets and liabilities disposed of at the date of the sale:

Intangible assets, net	$(53,565)
IceWEB, Inc. common stock	(80,000)
Accounts payable and accrued liabilities	2,799,801
Estimated gain on the sale	$2,666,236

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2009 and 2008

The following table summarizes the required disclosures for the Company, as if the disposition of IceWEB Virginia, Inc. had occurred at October 1, 2007.
	For the Year Ended September 30,
	2009	2008
Revenues, net	$1,969,772	$1,407,725

Net loss, excluding gain from sale in 2009	(3,425,195)	(2,248,048)

Net income ( loss) per common share – basic and diluted	$(0.08)	$(0.12)

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the disposition occurred at October 1, 2007, nor is it necessarily indicative of future operating results.

NOTE 15 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended September 30, 2009 and 2008 all material assets and revenues of the Company were in the United States.

NOTE 16 – SUBSEQUENT EVENTS

In November 2009 we purchased an approximately 16% interest in VOIS Inc. (OTCBB: VOIS), a development stage company that operates a social commerce website where people can find and do business with buyers and sellers of on-demand work or manufacturing around the world for $48,000.  We acquired a strategic interest in VOIS to enter the Cloud Computing marketplace and deploy our storage products in conjunction with VOIS’ product offerings.  In exchange for this strategic interest, VOIS received access to distribute IceMAIL, IcePORTAL, and IceSECURE to their existing and prospective new user base, and IceWEB’s cloud storage network.

We have evaluated events and transactions that occurred subsequent to September 30, 2009 through December 29, 2009, the date the financial instruments were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures show, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

We are a party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on our financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Our company's internal control over financial reporting is a process designed under the supervision of our company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of September 30, 2009, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.  The matters involving internal controls and procedures that our company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were (1) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our company's Chief Financial Officer in connection with the audit of our financial statements as of September 30, 2009 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our company's financial results.

We are committed to improving our financial organization. As part of this commitment, we will prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of our company's registered accounting firm regarding internal control over financial reporting.

Management's report is not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During fiscal 2009 we amended our 2000 Management and Director Equity Incentive and Compensation Plan to increase the number of shares covered by the plan to an aggregate sixty million shares.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
John R. Signorello	43	Chairman and Chief Executive Officer
Mark B. Lucky	51	Chief Financial Officer
Harold F. Compton (1)(2)	62	Director
Raymond H. Pirtle (2)	66	Director
Joseph L. Druzak (1)	55	Director
Jack Bush(1)	72	Director
Harry E. Soyster	72	Director

(1) Member of the Compensation Committee
(2) Member of the Audit Committee

John R. Signorello. Mr. Signorello has served as Chairman of the Board and CEO since March 2000. From 1991 until September 1997, Mr. Signorello served as the Chief Executive Officer of STMS -”Solutions That Make Sense” - a private technology company he founded that specialized in computer networks, systems integration and information technology. In 1996, STMS was ranked the 17th fastest growing technology company in America by The National Technology Council’s “The Fast Five Hundred”. In September 1997, they were acquired by Steelcloud (Nasdaq: SCLD), and Mr. Signorello remained as Vice President of Sales and Marketing until November 1998.  Mr. Signorello is an accomplished musician, and serves as a principal in New York City Lights Entertainment. Mr. Signorello received a B.B.A. in Marketing from Radford University in 1989.

Mark B. Lucky. Mark B. Lucky has served as our Chief Financial Officer since March 2007. Since October 30, 2009 he has also served as a member of the Board of Directors of VOIS Inc. (OTCBB: VOIS), an entity in which we purchased an interest as described elsewhere herein.  He has over 20 years professional experience in high growth/start-up ventures and established companies with multi-industry experience including financial services, technology, software, real estate, biotech and entertainment and media. Prior to joining IceWEB, he consulted at Bearing Point on their financial restatement project. From 2004 to 2005 he was Vice President of Finance and Administration at Galt Associates, Inc., a Sterling, Virginia informatics/ technology and medical research services company and from 2001 to 2004 he was Vice President of Finance and Administration of MindShare Design, Inc., a San Francisco, California based internet technology company. While at both Galt Associates, Inc. and MindShare Design, Inc. Mr. Lucky was the senior financial officer for the Company, providing strategic and tactical analysis and managing day to day finance, accounting, cash management, reporting and human resource responsibilities. During his career Mr. Lucky has also been employed by Axys Pharmaceuticals, Inc., a NASDAQ-listed South San Francisco, California-based early stage drug discovery biotech company (acting CFO and Senior Director of Finance), PriceWaterhouseCoopers, LLC, COMPASS Management and Leasing, Inc. (Vice President - Finance 1997 to 1998), Mindscape, Inc. (Director of Financial Planning and Analysis 1995 to 1996), The Walt Disney Company (Manager, Operations Planning & Analysis, Manager of Corporate Planning 1991 to 1995), and KPMG. Mr. Lucky is a member of the Board of Directors of VOIS Inc. and HASCO Medical, Inc.  Mr. Lucky is a CPA and received his B.A., Economics, from the University of California.

Harold F. Compton. Mr. Compton has been a member of our Board of Directors since May 2005. Mr. Compton has been a retailer for more than 30 years. Mr. Compton joined CompUSA Inc. in 1994 as Executive Vice President-Operations, becoming Executive Vice President and Chief Operating Officer in 1995, President of CompUSA Stores in 1996 and Chief Executive Officer of CompUSA Inc. in 2000, a position he held until his retirement in 2004. Prior to joining CompUSA, Inc., from 1993 until 1994 he served as President and COO of Central Electric Inc., Executive Vice President Operations and Human Resources, and Director of Stores for HomeBase (1989 to 1993), Senior Vice President Operations and Director of Stores for Roses Discount Department Stores (1986 to 1989), and held various management positions including Store Manager, District Manager, Regional Vice President and Zone Vice President for Zayre Corporation from 1965 to 1986. Since 1998 Mr. Compton was a member of the Board of Directors of Linens `N Things, Inc., is currently a member of the Board of Directors of Maidenform Brands, Inc. and is a member of its Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors of that company.  Mr. Compton also serves as Chairman of the Board of HASCO Medical, Inc.

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

There are no family relationships between any of the executive officers and directors. Directors are elected at our annual meeting of stockholders and hold office until the next annual meeting of stockholders or until his or her resignation, removal, or death.

Committees of the Board of Directors

Our Board of Directors has created both an Audit Committee and a Compensation Committee. We do not have a Nominating Committee or any committee performing a similar function. The functions that such a committee would undertake are being undertaken by the entire board as a whole. We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors or any inquiry as to what the procedures may be if a stockholder wished to make such a recommendation.  Since 2008 the Board has been developing a nominating and approval process and policy to guide the handling of potential recommendations of board candidates. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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
Each committee member is required to be financially literate and at least one member is to be designated as the “financial expert,” as defined by applicable legislation and regulation. No committee member is permitted to simultaneously serve on the audit committees of more than two other public companies. Mr. Pirtle is considered an “audit committee financial expert” under the definition under Item 407 of Regulation S-K. As we expand our Board of Directors with additional independent directors the number of directors serving on the Audit Committee will also increase.

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

Section 16(a) Beneficial Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended September 30, 2009 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2009, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following Board members and officers failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended September 30, 2009, except as set forth below:

•	Mr. Signorello failed to file 1 report covering 1 transaction,
•	Mr. Druzak failed to file 1 reports covering 1 transaction, and
•	Mr. Lucky failed to file 1 reports covering 1 transaction.

All such Form 4s have subsequently been filed by the reporting person.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2009. The value attributable to any option awards is computed in accordance with accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

John Signorello (1)	2009	145,230		392,789				8,174	556,342
	2008	235,500		559,500	-			5,736	800,736

Mark B. Lucky (2)	2009	147,500		176,148	-			7,403	331,051
	2008	211,250		158,900	9,601			5,736	385,487

(1)        Mr. Signorello is our Chief Executive Officer. All other compensation in fiscal 2009 includes $8,174 which represents the value of health insurance premiums we pay for Mr. Signorello.  In fiscal 2009, we granted him 8,147,222 shares of our restricted common stock, valued at $392,789.  The compensation for Mr. Signorello in fiscal 2009 included $26,500 in salary that had been accrued and not yet paid.  All other compensation in fiscal 2008 includes $5,736 which represents the value of health insurance premiums we pay for Mr. Signorello. In fiscal 2008 we granted him 1,500,000 shares of our restricted common stock, valued at $559,500.  The compensation for Mr. Signorello in fiscal 2008 included $25,500 in salary that had been accrued and not yet paid.  The compensation table above excludes the compensation provided to Mr. Signorello as a member of the Board of Directors.

(2)        Mr. Lucky is our Chief Financial Officer. All other compensation in fiscal 2009 and 2008 represents the value of health insurance premiums we pay for Mr. Lucky. In fiscal 2009, we granted him 3,100,606 shares of our restricted common stock, valued at $176,148.  The compensation for Mr. Lucky in fiscal 2009 included $40,000 in salary that had been accrued and not yet paid.  In fiscal 2008 we granted him options to purchase 50,000 shares of our common stock with an exercise price of $0.001 valued at $9,601.  The compensation for Mr. Lucky in fiscal 2008 included $12,750  in salary that had been accrued and not yet paid

 How Mr. Signorello’s compensation is determined

Mr. Signorello, who has served as our CEO since March 2000, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Signorello’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Signorello’s compensation. During fiscal 2009 Mr. Signorello’s compensation package included a base salary of $250,000 and company provided health care benefits.  Mr. Signorello’s compensation excludes option grants he received as a member of the Board of Directors.

How Mr. Lucky’s compensation is determined

Mr. Lucky, who has served as our CFO since March 2007, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Lucky’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Lucky’s compensation. During fiscal 2009 Mr. Lucky’s compensation package included a base salary of $225,000 and company provided health care benefits. Mr. Lucky did not receive any stock option grants during this fiscal year.  The amount of compensation payable to Mr. Lucky can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. The following table provides information concerning the compensation of our directors for their services as members of our Board of Directors for the fiscal year ended September 30, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harold Compton (1)	—	—	10,149	—	—	—	10,149
Jack Bush (1)	—	—	10,149	—	—	—	10,149
John R. Signorello (1)	—	—	10,149	—	—	—	10,149
Raymond Pirtle (1)	—	—	10,149	—	—	—	10,149
Harry E. Soyster (1)	—	—	10,149	—	—	—	10,149
Joseph Druzak (1)	—	—	10,149	—	—	—	10,149

(1)
Includes the value of stock options issued during the year to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.075 per share.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

John R. Signorello	100,000	-		$0.70	04/29/2012
	435,000	65,000		$0.58	05/06/2015
	187,500	62,500		$0.60	09/06/2012
	250,000	-		$0.10	03/09/2014
	250,000	-		$0.075	05/11/2014

Mark Lucky	87,000	13,000		$0.58	5/6/2012
	126,000	24,000		$0.55	6/14/2012
	112,500	37,500		$0.60	9/6/2012
	15,000	35,000		$0.001	3/18/2013

STOCK OPTION PLAN

In August 2000, our Board of Directors adopted our 2000 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The Plan was approved by our stockholders in August 2001. As amended in May 2006, June, 2007, February, 2009, and October, 2009, we have reserved an aggregate of 60,000,000 shares of common stock for issuance under the Plan. At November 30, 2009 we have granted options to purchase 10,944,108 shares of our common stock under the Plan. Our Board of Directors (or at their discretion a committee of our Board members) administers the Plan including, without limitation, the selection of recipients of awards under the Plan, the granting of stock options, restricted shares or performance shares, the determination of the terms and conditions of any such awards, the interpretation of the Plan and any other action they deem appropriate in connection with the administration of the Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 22, 2009, there were 82,469,617 shares of our common stock issued and outstanding. Our common stock is the only outstanding class of our voting securities. The following table sets forth, as of December 22, 2009, information known to us relating to the beneficial ownership of these shares by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
•	each director;
•	each executive officer; and
•	all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 22900 Shaw Road, Suite 111, Sterling, Virginia 20166.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from December 22, 2009 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of December 15, 2009, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

John R. Signorello (1)	12,144,785	14.5%
Hal Compton (2)	2,522,833	3.0%
Raymond H. Pirtle (3)	997,167	1.2%
Joseph L. Druzak (4)	2,300,293	2.8%
Mark B. Lucky (5)	4,273,673	5.1%
Ed Soyster (6)	581,000	0.7%
Jack Bush (7)	1,997,167	2.4%

All executive officers and as a group (seven persons)	24,816,918	29.7%

 (1) The number of shares beneficially owned by Mr. Signorello includes options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, options to purchase 490,000 shares of our common stock at an exercise price of $0.58 per share, options to purchase 232,500 shares of our common stock at an exercise price of $0.60 per share, options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share and options to purchase 250,000 shares of our common stock at an exercise price of $0.075 per share.  The number of shares beneficially owned by Mr. Signorello excludes 626,667 shares of our common stock issuable upon the conversion of 626,667 shares of Series B Convertible Preferred Stock.  Under the designations, rights and preferences of such security, the Series B Convertible Preferred Stock is not convertible by the holder if such conversion would result in the holder becoming the beneficial owner of in excess of 4.99% of our common stock.  This provision may be waived or amended only with the consent of the holders of all of the Series B Convertible Preferred Stock and the consent of the holders of a majority of our outstanding shares of common stock who are not our affiliates.

(2) The number of shares beneficially owned by Mr. Compton includes options to purchase 30,000 shares of our common stock at an exercise price of $0.80 per share, options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70, options to purchase 139,500 shares of our common stock at an exercise price of $0.60 per share, options to purchase 139,000 shares of our common stock at an exercise price of $0.001 per share, options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.075 per share.

(3) The number of shares beneficially owned by Mr. Pirtle includes options to purchase 30,000 shares of our common stock at an exercise price of $0.80 per share, options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, options to purchase 139,500 shares of our common stock at an exercise price of $0.60 per share, options to purchase 86,000 shares of our common stock at an exercise price of $0.001 per share, options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.075 per share.

(4) The number of shares beneficially owned by Mr. Druzak includes options to purchase 30,000 shares of our common stock at an exercise price of $0.80 per share, options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, options to purchase 139,500 shares of our common stock at an exercise price of $0.60 per share, options to purchase 860,000 shares of our common stock at an exercise price of $0.001 per share, options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.075 per share.

(5) The number of shares beneficially owned by Mr. Lucky includes options to purchase 98,000 shares of our common stock at an exercise price of $0.58 per share, options to purchase 145,500 shares of our common stock at an exercise price of $0.55 per share, options to purchase 139,500 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 20,000 shares of our common stock at an exercise price of $0.001 per share.

(6) The number of shares beneficially owned by Mr. Soyster includes options to purchase 18,750 shares of our common stock at an exercise price of $0.37 per share, options to purchase 66,000 shares of our common stock at an exercise price of $0.001 per share, options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.075 per share.

(7) The number of shares beneficially owned by Mr. Bush includes options to purchase 30,000 shares of our common stock at an exercise price of $0.80 per share, options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, options to purchase 139,500 shares of our common stock at an exercise price of $0.60 per share, options to purchase 86,000 shares of our common stock at an exercise price of $0.001 per share, options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.075 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are not a party to any transactions since the beginning of fiscal year 2009 or which are currently proposed with any “related person” as that term is described in Regulation S-K in an amount which exceeds $120,000.

Director Independence

Messrs. Compton, Pirtle, Druzak, Soyster, and Bush, members of our Board of Directors, are “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits and reviews for the fiscal Years ended September 30, 2009 and 2008 is $66,000 and $61,500, respectively.

AUDIT-RELATED FEES

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Our audit-related and review fees for the fiscal Years ended September 30, 2009 and 2008 were $0 and $0.

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal Years ended September 30, 2009 and 2008 is $0 and $0, respectively.

ALL OTHER FEES

There were no other fees billed by our principal accountant for the fiscal Years ended September 30, 2009 and 2008, except as provided above.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2009 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS

2.1	Agreement and Plan of Reorganization and Stock Purchase Agreement with Disease S.I. Inc.(4)
2.2	Agreement and Plan of Merger with IceWEB Communications, Inc. (8)
2.3	Agreement and Plan of Merger with Seven Corporation (9)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (1)
3.5	Certificate of Amendment to Certificate of Incorporation (2)
3.6	Certificate of Amendment to Certificate of Incorporation (3)
3.7	Certificate of Amendment to Certificate of Incorporation (11)
3.8	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.9	Certificate of Amendment to Certificate of Incorporation (13)
3.10	Bylaws (1)
3.11	Certificate of Designations of Series B Convertible Preferred Stock (17)
4.1	Form of Common Stock Purchase Warrant “A” (12)
4.2	Form of Common Stock Purchase Warrant “B” (12)
4.3	Form of Common Stock Purchase Warrant “C” (12)
4.4	Form of Series H Common Stock Purchase Warrant (16)
4.5	Form of Series I Common Stock Purchase Warrant (16)
4.6	Form of $0.70 Common Stock Purchase Warrant “A” (16)
4.7	Form of Comerica Bank warrant (16)
4.8	Form of Common Stock Purchase Warrant “D” (17)
4.9	Form of Common Stock Purchase Warrant “E” (17)
4.10	Form of Common Stock Purchase Warrant “F” (17)
4.11	Form of Common Stock Purchase Warrant “G” (18)
4.12	Form of Common Stock Purchase Warrant for Sand Hill Finance LLC (18)
4.13	Secured Convertible Debenture for Sand Hill Finance LLC
4.14	Warrant Amendment Agreement with Sand Hill Finance LLC
10.1	Acquisition Agreement with North Orlando Sports Promotions, Inc. (1)
10.2	Asset Purchase Agreement with Raymond J. Hotaling (5)
10.3	2000 Management and Director Equity Incentive and Compensation Plan (6)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.5	Stock Purchase and Exchange Agreement with Interlan Communications (9)
10.6	Preferred Stock Purchase Agreement dated March 30, 2005 (12)
10.7	Registration Rights Agreement with Barron Partners LP (12)
10.8	Asset and Stock Purchase Agreement for iPlicity, Inc.(16)
10.9	Asset and Stock Purchase Agreement for DevElements, Inc. of Virginia (15)
10.10	Form of Loan and Security Agreement with Comerica Bank (16)
10.11	Forbearance Agreement (16)
10.12	Sublease Agreement for principal executive offices (16)
10.13	Preferred Stock Purchase Agreement dated September 8, 2005 (18)
10.14	Registration Rights Agreement with Barron Partners LP (18)
10.15	Financing Agreement with Sand Hill Finance LLC (18)

10.16	Lease Agreement for principal executive offices (19)
10.17	Retailer Marketing Agreement with CompUSA (20)
10.18	Stock Purchase Agreement with Inline Corporation (21)
10.19	First Amendment to Stock Purchase Agreement with Inline Corporation (21)
10.20	Convertible Debenture with Sand Hill Finance LLC (22)
10.21	Stock Purchase Agreement for Sale of IceWEB Virginia, Inc. (23)
10.22	Series C Preferred Stock Purchase Agreement (24)
14.1	Code of Business Conduct and Ethics (16)
21.1	Subsidiaries of the registrant (16)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

* filed herewith

(1)	Incorporated by reference to the Form 10-SB, file number 000-27865, filed with on October 28, 1999, as amended.
(2)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 18, 2001.
(3)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 26, 2001.
(4)	Incorporated by reference to the Report on Form 8-K as filed on June 6, 2001.
(5)	Incorporated by reference to the Report on Form 8-K as filed on July 26, 2001.
(6)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on July 23, 2001.
(7)	Incorporated by reference to the Report on Form 8-K as filed on December 4, 2001.
(8)	Incorporated by reference to the Report on Form 8-K as filed on April 4, 2002.
(9)	Incorporated by reference to the Report on Form 8-K as filed on August 1, 2003.
(10)	Incorporated by reference to the Report on Form 8-K/A as filed on February 20, 2004.
(11)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on August 20, 2004.
(12)	Incorporated by reference to the Report on Form 8-K as filed on April 5, 2005.
(13)	Incorporated by reference to the definitive Information Statement on Schedule14C as filed on April 4, 2005.
(14)	Incorporated by reference to Amendment No. 1 to the Report on Form 8-K/A as filed on February 20, 2004.
(15)	Incorporated by reference to the Report on Form 8-K as filed on July 23, 2004.
(16)	Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-126898, as amended.
(17)	Incorporated by reference to our Annual Report on Form 10-KSB as filed on January 18, 2006.
(18)	Incorporated by reference to the Report on Form 8-K as filed on January 30, 2006.
(19)	Incorporated by reference to the registration statement on Form SB-2/A, SEC file number 333-126898 filed on January 30. 2006.
(20)	Incorporated by reference to the Report on Form 8-K as filed on June 22, 2006.
(21)	Incorporated by reference to the Report on Form 8-K as filed on January 3, 2008.
(22)	Incorporated by reference to the Report on Form 8-K as filed on December 1, 2008.
(23)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2009.

(24)	Incorporated by reference to the Report on Form 8-K as filed on July 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICEWEB, INC.

December 29, 2009	By:	/s/ John R. Signorello
John R. Signorello, Chairman and Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Signorello	Chairman of the Board and CEO, principal	December 29, 2009
John R. Signorello	executive officer

/s/ Mark B. Lucky	Chief Financial Officer, principal financial	December 29, 2009
Mark B. Lucky	and accounting officer

/s/ Hal Compton	Director	December 29, 2009
Hal Compton

/s/ Raymond H. Pirtle, Jr.	Director	December 29, 2009
Raymond H. Pirtle, Jr.

/s/ Joseph Druzak	Director	December 29, 2009
Joseph Druzak

/s/ Jack Bush	Director	December 29, 2009
Jack Bush

/s/ Harry E. Soyster	Director	December 29, 2009
Harry E. Soyster