Form 10-Q
period 2009-12-31
ICEWEB INC
filed 2010-02-16
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-27865

ICEWEB, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-2640971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22900 Shaw Road, Suite 111 Sterling, VA	20166
(Address of principal executive offices)	(Zip Code)

(571) 287-2380

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at February 15, 2010 was: 85,469,617.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “contemplate”, “would”, “should”, “could”, or “may.” With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms “IceWEB”, the “Company”, “we”, “our”, and “us” refers to IceWEB, Inc., a Delaware corporation, and our subsidiaries. The information which appears on our web site at www.iceweb.com is not part of this quarterly report.

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED December 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheets

(Unaudited)

CURRENT ASSETS:	December 31, 2009	September 30, 2009 (1)
Cash	$4,115	$63,310
Accounts receivable, net of allowance for doubtful accounts of $9,000	582,308	424,919
Inventory, net	209,369	151,361
Other current assets	29,500	6,390
Prepaid expenses	42,178	25,180
	867,470	671,160
OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $1,868,432 at December 31, 2009 and $1,761,730 at September 30, 2009	680,550	752,162
Deposits	13,320	13,320
Investment in marketable securities available for sale	1,920,000	—
Intangible assets, net of accumulated amortization of $486,180 at December 31, 2009 and $425,408 at September 30, 2009	729,270	790,042
Total Assets	$4,210,610	$2,226,684

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,903,007	$1,971,376
Notes payable	1,847,219	1,847,755
Deferred revenue	10,000	10,261
	3,760,226	3,829,392

Long-Term Liabilities
Notes Payable	967,884	934,756
Total Liabilities	4,728,110	4,764,148

Stockholders’ Deficit
Preferred stock ($.001 par value; 10,000,000 shares authorized) Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 83,469,617 shares issued and 83,307,117 shares outstanding at December 31, 2009 and 68,469,617 shares issued and 68,307,117 outstanding at September 30, 2008)	83,471	68,471
Additional paid in capital	21,740,595	20,064,998
Accumulated deficit	(24,118,192)	(22,658,559)
Accumulated other comprehensive income	1,872,000	—
Subscription receivable	(83,000)	—
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)
Total stockholders’ deficit	(517,500)	(2,537,464)

Total Liabilities and stockholders’ deficit	$4,210,610	$2,226,684

(1)  Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31
	2009	2008

Sales	$600,817	$1,740,588

Cost of sales	273,624	1,267,675

Gross profit	327,193	472,913

Operating expenses:
Marketing and selling	16,455	11,244
Depreciation and amortization	167,474	176,248
Research and development	79,565	81,665
General and administrative (1)	1,390,372	667,059

Total Operating Expenses	1,653,866	936,216

Loss From Operations	(1,326,673)	(463,303)

Other income (expenses):
Interest income	—	483
Interest expense	(132,961)	(196,214)

Total other income (expenses):	(132,961)	(195,731)

Net income (loss)	$(1,459,634)	$(659,034)

Net income per share:
Loss per common share – basic and diluted	$(0.02)	$(0.02)
Shares used in per share calculation:
Basic and diluted	78,328,313	28,855,635

(1) Includes stock-based compensation as follows:
General and administrative	$767,598	$292,488

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2009	2008

NET CASH USED IN OPERATING ACTIVITIES	$(848,697)	$(842,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(48,000)	—
Purchase of property and equipment	(35,090)	(15,119)
NET CASH USED IN INVESTING ACTIVITIES	(83,090)	(15,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	—	(26,586)
Proceeds from the sale of restricted common stock	190,000	—
Proceeds from notes payable	337,209	1,972,131
Proceeds from exercise of common stock options	650,000	600
Payments on notes payable	(304,617)	(1,089,378)

NET CASH PROVIDED BY FINANCING ACTIVITIES	872,592	856,767

NET DECREASE IN CASH	(59,195)	(1,282)

CASH - beginning of period	63,310	4,780

CASH - end of period	$4,115	$3,498

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$126,571	$148,647
Income taxes	—	—

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended December 31,
	2009	2008
Net loss	$(1,459,634)	$(659,034)
Unrealized gain on marketable securities	1,872,000	—
Comprehensive income (loss)	$412,366	$(659,034)

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 - NATURE OF BUSINESS

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

The Company’s storage solutions are designed to

Iplicity Unified Network Storage Solutions

IceWEB is a provider of high performance Unified Network Storage solutions. We believe that our product offerings have broad appeal in the enterprise and federal marketplaces, and are used as core building blocks (enabling technologies) of business critical storage infrastructure for a diverse group of data intensive key vertical market segments such as geospatial information systems, entertainment, security and defense, higher education, Internet Service Providers, Managed Service Providers, Oil and Gas, and Health Care. Our innovative storage systems deliver levels of performance, scalability, versatility and simplicity that exceed existing network storage alternatives. Our Unified Network Storage offering, called Iplicity is deployed as storage operating system software on our network attached storage (NAS), and storage area network (SAN) hardware products. This Iplicity Unified Network Storage environment empowers companies to quickly and easily deploy large complex data storage infrastructure environments, reduce administrative costs for managing their storage by making complex technical tasks far more simple to accomplish, reduce hardware and capital expenditure costs by more effectively using the storage within the system and repurposing older legacy hardware, protect their business critical data by leveraging Iplicity’s built-in data replication features, and integrate with emerging server virtualization software (VMWare, Citrix Xen and Microsoft’s Hyper V) to better manage those solutions.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 - NATURE OF BUSINESS (continued)

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 - NATURE OF BUSINESS (continued)

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

Purchase of Interest in VOIS Inc.

As also described later in this section, in November 2009 we purchased for $48,000 an approximately 16% interest in VOIS Inc. (OTCBB: VOIS), a development stage company that operates a social commerce website where people can find and do business with buyers and sellers of on-demand work or manufacturing around the world. We acquired a strategic interest in VOIS to enter the Cloud Computing marketplace and deploy our storage products in conjunction with VOIS’ product offerings. In exchange for this strategic interest, VOIS received access to distribute IceMAIL, IcePORTAL, and IceSECURE to their existing and prospective new user base, and IceWEB’s cloud storage network.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by GAAP for complete financial statements. For further information, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K (File No. 000-27865) for the year ended September 30, 2009 (“Form 10-K”).

The unaudited consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at December 31, 2009, and the consolidated results of its operations for the three months ended December 31, 2009 and 2008, and the consolidated cash flows for the three months ended December 31, 2009 and 2008. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet at September 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all footnote disclosures required by GAAP.

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K.

The Company has evaluated subsequent events through February 16, 2010, the date the Company filed its Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

Fiscal Year

The fiscal year ends on September 30. References to fiscal 2010, for example, refer to the fiscal year ending September 30, 2010.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 105, Generally Accepted Accounting Principles (“ASC 105” or “FASB Codification”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No 162 (“SFAS 168”). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its consolidated financial statements. The Company has appropriately updated its disclosures with the appropriate FASB Codification references during the three months ended December 31, 2009. As such, all the notes to the consolidated financial statements below as well as the critical accounting policies in the Management’s Discussion and Analysis section have been updated with the appropriate FASB Codification references.

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13 on Topic 605, Revenue Recognition – Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU 2009-13 provides amendments to the criteria in Subtopic 605-25, Multiple-Element Arrangements (“Subtopic 605-25”) for separating consideration in multiple-deliverable arrangements. The amendments in ASU 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in ASU 2009-13 also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact, if any, ASU 2009-13 will have on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14 on Topic 985, Software – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). The objective of ASU 2009-14 is to address the accounting for revenue arrangements that contain tangible products and software. Currently, products that contain software that is “more than incidental” to the product as a whole are within the scope of the software revenue guidance in Subtopic 985-605, Software – Revenue Recognition (“Subtopic 985-605”). Subtopic 985-605 requires a vendor to use a vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. A vendor must sell or intend to sell a particular element separately to assert vendor-specific objective evidence for that element. If a vendor does not have vendor-specific objective evidence for the undelivered elements in an arrangement, the revenue associated with both the delivered and undelivered elements is combined

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

into one unit of accounting. Any revenue attributable to the delivered products is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. The amendments in ASU 2009-14 will change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605. In addition, the amendments in ASU 2009-14 require that hardware components of the tangible product containing software components always be excluded from the software revenue guidance. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact, if any, of ASU 2009-14 will have on its consolidated financial statements.

In May 2009, the FASB issued ASC No. 855, Subsequent Events (“ASC 855”), previously referred to as SFAS No. 165, Subsequent Events. ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of ASC 855 did not have a material impact on our consolidated financial statements.

In April 2009, FASB issued ASC No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (“ASC 820-10-35”), which discusses the provisions related to the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased, which was previously discussed in FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-35 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted ASC 820-10-35 effective April 1, 2009. The adoption of ASC 820-10-35 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued ASC No. 825-10 “Financial Instruments” (“ASC 825-10”) previously known as FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. ASC 825-10 requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in interim reporting periods as well as in annual reporting periods. In addition, ASC 825-10 requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. ASC 825-10 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 825-10 effective April 1, 2009 and the adoption did not have a material impact on its consolidated results of operations and financial condition.

In April 2009, the FASB issued ASC 320-10-65, Transition Related to Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10-65”), previously referred to as FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. ASC 320-10-65 does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted ASC 320-10-65 effective April 1, 2009. The adoption of ASC 320-10-65 did not have a material impact on the Company’s consolidated results of operations and financial condition.

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to fiscal 2010 amounts.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2009 and 2008 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the three months ended December 31, 2009, the Company had a net loss of $1,459,634 which included noncash expenses of $941,462. Cash used in operations totaled $848,697. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company’s products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2010 and 2009 include the allowance for doubtful accounts, the valuation of stock-based compensation, the useful life of intangible assets and property and equipment, and the valuation of goodwill.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of December 31, 2009. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the three months ended December 31, 2009 and 2008, respectively.

Intangible Assets

Intangible assets, net consists of the cost of acquired customer relationships. We capitalize and amortize the cost of acquired intangible assets over their estimated useful lives on a straight-line basis. The estimated useful life of our acquired customer relationships is five years.

We have adopted ASC 350 for the assessment of impairment of goodwill and indefinite life intangibles on an annual basis. The potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or expected projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period of time; and
•	our market capitalization relative to net book value.

When we determine that the carrying value of goodwill and indefinite life intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Stock-Based Compensation

Prior to October 1, 2005, we accounted for stock options issued under the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations, as permitted by ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments. No stock-based compensation cost related to employee stock options was recognized in the Consolidated Statement of Operations for the year ended September 30, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	December 31, 2009	September 30, 2009
Office equipment	5 years	$648,748	$637,920
Computer software	3 years	612,379	607,278
Furniture and fixtures	5 years	261,385	261,385
Leasehold improvements	2 - 5 years	1,026,470	1,007,250
		2,548,982	2,513,833

Less: accumulated depreciation		(1,868,432)	(1,761,671)

		$680,550	$752,162

Depreciation expense for the three months ended December 31, 2009 and 2008 was $106,701 and $92,519 respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	December 31, 2009	September 30, 2009
Raw materials	$127,407	$78,966
Work in progress	31,852	14,862
Finished goods	50,110	57,533
	209,369	151,361

Less: reserve for obsolescence	—	—

	$209,369	$151,361

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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
$3,289,577

Intangible assets acquired from Inline were assigned the following values:  value of manufacturing GSA schedule with an assigned valued of $750,000 amortized straight line over five years; value of customer relationships with an assigned value of $465,450 amortized straight line over five years. Intangible assets acquired from Inline had the following unamortized values at December 31, 2009: value of manufacturing GSA schedule of $450,000; value of customer relationships of $279,270.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At December 31, 2009, the principal amount due under the Financing Agreement amounted to $1,847,219.

In November, 2008, in connection with the term note the Company executed a convertible debenture agreement with Sand Hill Finance, LLC in the amount of $1,170,767. The debenture bears interest at 18% and will allow Sand Hill Finance, LLC to convert the outstanding obligation into shares of IceWEB common stock at a fixed floor conversion price of $0.30 per share. The principal amount due under the convertible debenture amounted to $967,884 at December 31, 2009.

Interest on the accounts receivable-based borrowings is payable at a rate of 1.75% per month on the average loan balance outstanding during the year, equal to an annual interest of approximately 21% per year. The Company also agreed to pay an upfront commitment fee of 1% of the credit line upon signing the Financing Agreement, half of which was due and paid upon signing (amounting to $9,000) and half of which is due on the first anniversary of the Financing Agreement. In addition, the Company is obligated to pay a commitment fee of 1% of the credit limit annually, such amounts are payable on the anniversary of the agreement.

In connection with the Financing Agreement, the Company issued Sand Hill Finance, LLC, a seven-year common stock purchase warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. The exercise price was subsequently reduced to $0.50 per share pursuant to Warrant Amendment Agreement which was executed in conjunction with the convertible debenture. The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of the Company’s common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and reclassifications. The fair value of the warrant of $16,250 has been recorded as an addition to paid-in capital and interest expense during the year ended September 30, 2008.

In connection with the term note, the Company issued Sand Hill Finance, LLC a seven-year common stock purchase warrant to purchase 120,000 shares of our common stock at an exercise prices $1.00 per share. The exercise price was subsequently reduced to $0.50 per share pursuant to Warrant Amendment Agreement which was executed in conjunction with the convertible debenture. The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of the Company’s common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and reclassifications. The fair value of the warrant of $13,589 has been recorded as an addition to paid-in capital and deferred finance costs during the year ended September 30, 2009.

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

DECEMBER 31, 2009

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

NOTE 7 - EQUIPMENT FINANCING PAYABLE

On July 6, 2006, we entered into a sale and leaseback agreement with respect to certain computer and office equipment. We received gross proceeds of $300,000 from the sale of the equipment to a third party. As part of the same transaction, we entered into an agreement to lease the equipment back from the third party for 36 monthly rent payments of $10,398 until August 2009. We are accounting for this equipment financing arrangement as a capital lease. In connection with the agreement, we made an initial security deposit of $30,000. The equipment had a net book value of $37,846 on the date of the transaction. In connection with the financing, we did not record any gain or loss. Imputed interest on this financing is 20% per annum. This agreement terminated in August, 2009. We are in default under this agreement, and the remaining estimated amount owed under this agreement is included in accounts payable and accrued liabilities on the accompanying balance sheet.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2009, the Company had no balances in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

NOTE 9 - INVESTMENTS

(a) Summary of Investments

The following tables summarize the Company’s investments at December 31, 2009:

December 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Publicly traded equity securities	$48,000	$1,872,000	$—	$1,920,000
Total	$48,000	$1,872,000	$—	$1,920,000

(b) Gains and Losses on Investments

The following table summarizes the realized net gains (losses) associated with the Company’s investments:

Three Months Ended
	December 31, 2009	December 31, 2008
Net gains on investments in publicly traded equity securities	$—	$—
Net gains (losses) on investments	$—	$—

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 9 - INVESTMENTS (continued)

We categorize the securities as investments in marketable securities available for sale. These securities are quoted either on an exchange or inter-dealer quotation (pink sheet) system. The securities are restricted and cannot be readily resold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availabilities of an exemption from the registration requirements under the Securities Act. Our policy is to liquidate the securities on a regular basis. As these securities are often restricted, we are unable to liquidate them until the restriction is removed. Unrealized gains or losses on marketable securities available for sale a are recognized on a quarterly basis  as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in our net income for the period in which the security was liquidated.

Under the guidance of ASC 320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In the assessment of OTTI for various securities at September 30, 2009 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.

There were no impairment charges on investments in publicly traded equity securities for the three months ended December 31, 2009 or for the three months ended December 31, 2008.

The Company has evaluated its publicly traded equity securities as of December 31, 2009, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our other comprehensive income consists of unrealized gains on marketable securities available for sale of $1,872,000.

NOTE 11 - COMMITMENTS

We lease office space in Sterling, Virginia under a two-year operating lease that expires on March 31, 2011. The office lease agreement has certain escalation clauses and renewal options. Additionally, we have lease agreements for computer equipment and an office copier/fax machine. Future minimum rental payments required under these operating leases are as follows:

Years ending September 30:
2010 (remaining nine months)	$56,416
2011	37,611
2012	—
2013	—
2014 and thereafter	—
$94,027

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 12 - STOCKHOLDERS’ DEFICIT

During the three months ended December 31, 2009, in connection with the exercise of 10,500,000 stock options, the Company issued 10,500,000 shares of common stock for cash proceeds of $650,000.

During the three months ended December 31, 2009, we sold 1,000,000 shares of common stock, valued at $100,000 to a Director for $40,000, and recognized stock based compensation expense of $60,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the three months ended December 31, 2009, we sold 1,500,000 shares of common stock at a per share price of $0.10, valued at $150,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the three months ended December 31, 2009, we issued 2,000,000 shares of common stock at a per share price of $0.042, valued at $83,000 to an accredited investor. As of December 31, 2009 the Company had not yet received the proceeds from the investor and as a result the Company recorded the subscription receivable as a contra equity account on its balance sheet. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2009 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	225,000	$1.78
Granted	—	—
Exercised	—	—
Forfeited	75,000	6.00
Balance at end of period	150,000	$0.55

Warrants exercisable at end of period	150,000	$0.55

Weighted average fair value of warrants granted or re-priced during the period		$—

The following table summarizes information about common stock warrants outstanding at December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
0.50	145,000	4.79 Years	0.50	145,000	0.50
2.00	5,000	1.55 Years	2.00	5,000	2.00
	150,000		$0.55	150,000	$0.55

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

As amended in April, 2008, the Plan permits the grant of options and shares for up to 10,000,000 shares of the Company’s common stock. The Plan terminates 10 years from the date of the Plan’s adoption by the Company’s stockholders.

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	December 31,
	2009	2008
Expected volatility	323% - 325%	87% - 198%
Expected term	1 - 5 Years	1 - 5 Years
Risk-free interest rate	0.03%	2.34% - 2.45%
Forfeiture Rate	0% - 45%	0% - 45%
Expected dividend yield	0%	0%

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 13 - STOCK OPTION PLAN (continued)

For the three months ended December 31, 2009, total stock-based compensation charged to operations for option-based arrangements amounted to $707,598. At December 31, 2009, there was approximately $400,521 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of December 31, 2009 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	10,944,483	$0.27
Granted	13,500,000	0.07
Exercised	(10,500,000)	0.07
Forfeited	(375)	3.80
Balance at end of period	13,944,108	$0.23

Options exercisable at end of period	12,815,775	$0.18

Weighted average fair value of options granted during the year		$0.03

The following table summarizes information about employee stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.001-0.25	9,990,000	2.75 Years	$0.09	8,863,500	$0.08
0.30-0.48	535,000	2.30 Years	0.45	697,500	0.45
0.54-0.60	2,501,608	2.63 Years	0.58	2,384,908	0.58
0.61-0.80	917,500	1.66 Years	0.72	905,867	0.72
	13,944,108		$0.23	12,815,775	$0.18

NOTE 14 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended December 31, 2009 and 2008 all material assets and revenues of the Company were in the United States.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2009 and 2008 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

OVERVIEW

Since 2005, the Company has been focused on serving the commercial and federal markets with network security products and proprietary on-line software solutions. In fiscal 2008, the Company acquired INLINE Corporation (now known as IceWEB Storage Corporation), a data storage manufacturing company.

In March, 2009, the Company sold its wholly owned subsidiary, IceWEB Virginia, Inc. to an unrelated 3 rd party, and in the process exited its low-margin IT re-seller business products business to further focus on the higher margin data storage manufacturing business.

At the close of fiscal year 2009, the Company has three key product offerings:

•	plicity Unified Network Storage Solutions
•	urpose Built Network/Data Appliances
•	Cloud Computing Products/Services

In addition, we offer small and medium sized businesses (“SMBs”) hosted access to enterprise-class applications delivered via the Internet for a reasonable monthly fee. These rapidly growing Cloud Computing offerings include such hosted applications as Microsoft Exchange Server, Sharepoint, BlackBerry Enterprise Server, Good Messaging Server, SPAM and Virus protection, and advanced Email Encryption services. Our current customer base consists of nearly 900 organizations worldwide in both the public and private sectors.

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

•

On March 31, 2009, we sold our interest in IceWEB Virginia, Inc. (dba IceWEB Solutions Group, which included the assets acquired from True North Federal Solutions Group) subsidiary to an unrelated third party in exchange for the assumption of approximately $3.2 million in liabilities and 1,000,000 shares of our common stock valued at $80,000. IceWEB Virginia, Inc. was a provider of computer network security products and services such as access control, wide area network optimization, content filtering, email security, intrusion detection, to the Federal, State, and Local government entities. This subsidiary accounted for 43% and 91% of our revenues for fiscal years 2009 and 2008, respectively. We sold this business in order for us to be able to focus on our high margin storage business.

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended September 30, 2009 and notes thereto contained on Form 10-K of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

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

Accounting for Stock Based Compensation - Effective October 1, 2005, we adopted the fair value recognition provisions of ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments using the modified-prospective-transition method. ASC Topic 718 establishes the financial accounting and reporting standards for stock-based compensation plans. As required by ASC Topic 718, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. The adoption of ASC Topic 718 will have a negative impact on our future results of operations.

Revenue Recognition - We follow the guidance of Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition” (formerly Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”) for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

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

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008

The following table provides an overview of certain key factors of our results of operations for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008:

	Three months ended December 31,		$ of	%
	2009	2008	Change	Change
Net Revenues	$600,817	$1,740,588	(1,139,771)	(65.5%)
Cost of sales	273,624	1,267,675	(994,051)	(78.4%)
Operating Expenses:
Marketing and selling	16,455	11,244	5,211	46.3%
Depreciation and amortization	167,474	176,248	(8,774)	(5.0%)
Research and development	79,565	81,665	(2,100)	(2.6%)
General and administrative	1,390,372	667,059	723,313	108.4%
Total operating expenses	1,653,866	936,216	717,650	76.7%
Loss from operation	(1,326,673)	(463,303)	(863,370)	186.4%
Total other income (expense)	(132,961)	(195,731)	62,770	(32.1%)
Net income (loss)	$(1,459,634)	$(659,034)	(800,600)	121.5%

Other Key Indicators:

	Three months ended December 31,		%
	2009	2008	Change
Cost of sales as a percentage of revenues	45.5%	72.8%	(27.3%)
Gross profit margin	54.5%	27.2%	27.3%
General and administrative expenses as a percentage of revenues	231.4%	38.3%	193.1%
Total operating expenses as a percentage of revenues	275.3%	53.8%	221.5%

Revenues

For the three months ended December 31, 2009, we reported revenues of $600,817 as compared to revenues of $1,740,588 for the three months ended December 31, 2008, a decrease of $1,139,771 or approximately 65.5%. The decrease is primarily due to the Company’s focus on our high margin data storage business unit and the related decrease in our third party product sales through our former subsidiary IceWEB Virginia, Inc. (dba Iceweb Solutions Group). Storage revenue accounted for approximately 91% of our revenue. Revenues from our IceWEB Online subsidiary accounted for 9% of our revenue during the three months ended December 31, 2009.

Cost of Sales

Our cost of sales consists primarily of products purchased and component parts for the manufacture of our storage products. For the three months ended December 31, 2009, cost of sales was $273,624, or approximately 45.5% of revenues, compared to $1,267,675, or approximately 72.8% of revenues, for the three months ended December 31, 2008. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 was the result of improved mix of higher margin storage products during the three months ended December 31, 2009 as a percentage of total revenue. We anticipate that our gross profit margins will continue to improve through the balance of fiscal 2010, as IceWEB storage product revenue will make up a larger percentage of total revenue.

Total Operating Expenses

Our total operating expenses increased approximately 76.7% to $1,653,866 for the three months ended December 31, 2009 as compared to $936,216 for the three months ended December 31, 2008. These changes include:

•          Marketing and Selling. For the three months ended December 31, 2009, marketing and selling costs were $16,455 as compared to $11,244 for the three months ended December 31, 2008, an increase of $5,211 or approximately 46%. The increase was due to an increase in trade show expense and IceWEB Online web marketing, advertising and print advertising during the three months ended December 31, 2009.

•          Depreciation and amortization expense. For the three months ended December 31, 2009, depreciation and amortization expense amounted to $167,474 as compared to $176,248 for the three months ended December 31, 2008, a decrease of $8,774 or 5.0%.

•          Research and Development. For the three months ended December 31, 2009, research and development costs were $79,565 as compared to $81,665 for the three months ended December 31, 2008, a decrease of $2,100 or approximately 2.6%.

•          General and administrative expense. For the three months ended December 31, 2009, general and administrative expenses were $1,390,372 as compared to $667,059 for the three months ended December 31, 2008, an increase of $723,313 or approximately 108.4%. For the three months ended December 31, 2009 and 2008 general and administrative expenses consisted of the following:

	Fiscal Q1 2010	Fiscal Q1 2009
Occupancy	$20,348	$5,770
Consulting	29,773	18,483
Employee compensation	1,233,030	554,625
Professional fees	32,050	11,448
Internet/Phone	6,896	23,970
Travel/Entertainment	4,117	5,071
Investor Relations	12,094	3,158
Licenses	—	465
Insurance	13,216	14,489
Other	38,848	29,580
	$1,390,372	$667,059

•

For the three months ended December 31, 2009, Occupancy expense increased to $20,348 as compared to $5,770. Occupancy expense is higher due to the Company’s relocation to its manufacturing facility in Sterling, Virginia.

•

For the three months ended December 31, 2009, Consulting expense increased to $29,773 as compared to $18,483. Consulting expense increased as a result of support costs to upgrade and increase the capacity of our ERP software systems.

•

For the three months ended December 31, 2009, salaries and related expenses increased to $1,233,030 as compared to $554,625. Employee compensation is higher due to higher headcount and the resulting increase in salaries paid, along with higher expense related to stock based compensation of $60,000 and the increase in the amortization of deferred compensation related to employee stock options of $475,111.

•

For the three months ended December 31, 2009, Professional fee expense increased to $32,050 as compared to $11,448. Professional fee expense increased primarily due to increased legal fees as compared to the prior year.

•

For the three months ended December 31, 2009, travel and entertainment expense decreased to $4,117 as compared to $5,071. Travel and entertainment expense decreased as a result of limited travel by sales and marketing and general cost-cutting measures put in place by the Company.

•	For the three months ended December 31, 2009, Other expense amounted to $38,848 as compared to $29,580 for the three months ended December 31, 2008, an increase of $9,268, or 31.3%.
•

For the three months ended December 31, 2009 Investor relations expense increased to $12,094 as compared to $3,158 for the three months ended December 31, 2008. The increase is due to an increase in general investor relations activity.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2009, with the exception of share-based payments that the Company may incur from time to time.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,326,673 for the three months ended December 31, 2009 as compared to a loss from operations of $463,303 for the three months ended December 31, 2008, an increase of $863,370 or approximately 186.4%.

OTHER INCOME (EXPENSES)

Interest Income. Interest income for the three months ended December 31, 2009 amounted to $0. This compares to $483 in interest income in the comparable period in fiscal 2008.

Interest Expense. For the three months ended December 31, 2009, interest expense amounted to $132,961 as compared to $196,214 for the three months ended December 31, 2008, a decrease of $63,253 or 32%. The decrease in interest expense is primarily attributable to the decrease in borrowings and certain interest bearing liabilities related to the acquisition of Inline Corporation. Also, during the three months ended December 31, 2009, we amortized deferred financing costs of $6,390, as compared to $32,264 during the three months ended December 31, 2008.

NET LOSS

Our net loss was $1,459,634 for the three months ended December 31, 2009 compared to a loss of $659,034 for the three months ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2009 and September 30, 2009:

	December 31,	September 30,	$	%
	2009	2009	Change	Change
Working Capital	(2,892,756)	(3,158,232)	265,476	(8.4%)

Cash	4,115	63,310	(59,195)	(93.5%)
Accounts receivable, net	582,308	424,919	157,389	37.0%
Inventory	209,369	151,361	58,008	38.3%
Total current assets	867,470	671,160	196,310	29.2%
Property and equipment, net	680,550	752,162	(71,612)	(9.5%)
Marketable securities held for sale	1,920,000	-	1,920,000	100.0%
Intangibles, net	729,270	790,042	(60,772)	(7.7%)

Total assets	4,210,610	2,226,684	1,983,926	89.0%

Accounts payable and accrued liabilities	1,903,007	1,971,376	(68,369)	(3.4%)
Notes payable-current	1,847,219	1,847,755	(536)	0.0%
Deferred revenue	10,000	10,261	(261)	(2.5%)
Total current liabilities	3,760,226	3,829,392	(69,166)	(1.8%)
Notes payable-long term	967,884	934,756	33,128	3.5%
Total liabilities	4,728,110	4,764,148	(36,038)	(0.8%)
Accumulated deficit	(24,118,192)	(22,658,559)	(1,459,634)	6.4%
Accumulated other comprehensive income	1,872,000	-	1,872,000	100.0%
Stockholders’ deficit	(517,500)	(2,537,464)	2,019,964	79.6%

Net cash used in operating activities was $848,697 for the three months ended December 31, 2009 as compared to net cash used in operating activities of $842,930 for the three months ended December 31, 2008, an increase of $5,767. For the three months ended December 31, 2009, we had a net loss of $1,459,634, along with non-cash items such as depreciation and amortization expense of $167,474, share-based compensation expense of $767,598, offset by changes in assets and liabilities of $330,526. During the three months ended December 31, 2009 we experienced an increase in accounts receivable of $157,389, and a decrease in accounts payable and accrued liabilities during the period of $68,369. For the three months ended December 31, 2008, we used cash to fund our net loss of $659,034 offset by non-cash items such as depreciation and amortization expense of $176,248, share-based compensation expense of $292,488, and offset by changes in assets and liabilities of $684,897. Also during the three months ended December 31, 2008 we experienced an increase in accounts receivable of $700,052, which was offset by an increase in accounts payable during the period of $102,338.

Net cash used in investing activities for the three months ended December 31, 2009 was $83,090 as compared to net cash used in investing activities of $15,119 for the three months ended December 31, 2008. During the three months ended December 31, 2009, we used cash of $35,090 for property and equipment purchases, and $48,000 to acquire 160,000,000 shares of VOIS Inc. common stock. During the three months ended December 31, 2008, we used net cash of $15,119 for property and equipment purchases.

Net cash provided by financing activities for the three months ended December 31, 2009 was $872,592 as compared to net cash provided of $856,767 for the three months ended December 31, 2008. For the three months ended December 31, 2009, net cash provided by financing activities related to proceeds received from notes payable of $337,209 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $650,000, and proceeds from the sale of restricted stock of $190,000, offset by repayments on notes payable of $304,617 which were to pay down the balance on the Sand Hill Finance LLC factoring line. For the three months ended December 31, 2008, net cash provided by financing activities related to proceeds received from notes payable of $1,972,131 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $600, and the payment of notes payable with common stock of $197,275, offset by repayments on notes payable of $1,286,653 which were to pay down the balance on the Sand Hill Finance LLC factoring line, and repayments of equipment financing of $26,586.

At December 31, 2009 we had a working capital deficit of $2,892,756 and an accumulated deficit of $24,118,192. The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2009 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales decreased significantly during the three months ended December 31, 2009, our gross profit margin was approximately 54.5% and our sales were not sufficient to pay our operating expenses. We reported a net loss of $1,459,634 for the three months ended December 31, 2009. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At December 31, 2009 we had cash on hand of $4,115. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At December 31, 2009 we owed Sand Hill Finance, LLC $1,847,219 under this accounts receivable line.

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

As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. Also, under the terms of the financing agreement with Sand Hill Finance, LLC we agreed not to incur any additional indebtedness other than trade credit in the ordinary course of business. This covenant may limit our ability to raise capital in future periods.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended December 31, 2009, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

During the three months ended December 31, 2009, we issued 2,000,000 shares of common stock at a per share price of $0.042, valued at $83,000 to an accredited investor. As of December 31, 2009 the Company had not yet received the proceeds from the investor and as a result the Company recorded the subscription receivable as a contra equity account on its balance sheet. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the three months ended December 31, 2009, we sold 1,000,000 shares of common stock, valued at $100,000 to a Director for $40,000, and recognized stock based compensation expense of $60,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the three months ended December 31, 2009, we sold 1,500,000 shares of common stock at a per share price of $0.10, valued at $150,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

ICEWEB, INC.

By: /s/ John R. Signorello
February 16, 2010	John R. Signorello,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
February 16, 2010	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer