Form 10-Q
period 2010-03-31
ICEWEB INC
filed 2010-05-17
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2010

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

(571) 287-2380
(Issuer’s telephone number)

______________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 17, 2010, there were 107,857,417 outstanding shares of common stock, $.001 par value per share.

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

ICEWEB, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2010

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.
Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	September 30, 2009 (1)
CURRENT ASSETS:
Cash	$147,300	$63,310
Accounts receivable, net	891,382	424,919
Inventory, net	151,937	151,361
Other current assets	20,625	6,390
Prepaid expenses	33,396	25,180
	1,244,640	671,160

OTHER ASSETS:
Property and equipment, net	580,752	752,162
Deposits	13,320	13,320
Investment in marketable securities available for sale	1,920,000	-
Intangible assets, net	668,496	790,042
Total Assets	$4,427,208	$2,226,684

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,933,104	$1,971,376
Notes payable	1,759,410	1,847,755
Deferred revenue	21,719	10,261
	3,714,233	3,829,392

Long-Term Liabilities
Notes Payable	1,011,480	934,756
Total Liabilities	4,725,713	4,764,148

Stockholders’ Deficit
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 104,605,817 shares issued and 104,443,317 shares outstanding)	104,607	68,471
Additional paid in capital	23,826,769	20,064,998
Accumulated deficit	(26,006,507)	(22,658,559)
Accumulated other comprehensive income	1,872,000	-
Subscription receivable	(83,000)	-
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)
Total stockholders’ deficit	(298,505)	(2,537,464)

Total Liabilities and stockholders’ deficit	$4,427,208	$2,226,684

(1) Derived from audited financial statements
See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009

Sales	$1,011,205	$1,369,702	$1,612,022	$3,110,290

Cost of sales	456,094	806,391	729,718	2,074,066

Gross profit	555,111	563,311	882,304	1,036,224

Operating expenses:
Sales and marketing	472,359	195,825	785,217	422,877
Depreciation and amortization	162,926	170,798	330,399	347,045
Research and development	105,745	76,865	185,311	156,431
General and administrative	1,560,401	681,699	2,654,370	1,135,050

Total Operating Expenses	2,301,431	1,125,187	3,955,297	2,061,403

Income (loss) From Operations	(1,746,320)	(561,876)	(3,072,993)	(1,025,179)

Other income (expenses):
Gain from sale of subsidiary	-	3,452,236	-	3,452,236
Interest income	-	660	-	1,142
Interest expense	(141,995)	(169,080)	(274,956)	(365,294)

Total other (expenses):	(141,995)	3,283,816	(274,956)	3,088,084

Net income (loss)	$(1,888,315)	$2,721,940	$(3,347,949)	$2,062,905

Basic income (loss) per common share	$(0.02)	$0.08	$(0.04)	$0.07
Diluted loss per common share	$(0.02)	$0.08	$(0.04)	$0.06

Weighted average common shares outstanding-basic	88,205,555	32,671,802	83,652,224	30,736,308
Weighted average common shares outstanding-diluted	88,205,555	34,667,320	83,652,224	32,829,375

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2010	2009

NET CASH USED IN OPERATING ACTIVITIES	$(1,431,078)	$(591,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37,444)	(15,118)
Investment in marketable securities	(48,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(85,444)	(15,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	—	(45,114)
Proceeds from the sale of restricted common stock	490,000	—
Proceeds from notes payable	799,460	6,175,684
Payments on notes payable	(811,082)	(5,684,478)
Proceeds from exercise of common stock options	1,122,134	163,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,600,512	609,892

NET INCREASE IN CASH	83,990	3,578

CASH - beginning of period	63,310	4,780

CASH - end of period	$147,300	$8,358

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$274,956	$365,294
Income taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009
Net income (loss)	$(1,888,315)	$2,721,940	$(3,347,949)	$2,062,905

Unrealized gain on marketable securities	-	-	1,872,000)	-
Comprehensive income (loss)	$(1,888,315)	$2,721,940	$(1,475,949)	$2,062,905

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - NATURE OF BUSINESS

Headquartered just outside of Washington, D.C., we manufacture and market Unified Data Storage, purpose built appliances, network and cloud attached storage solutions and deliver on-line cloud computing application services.  Our customer base includes U.S. government agencies, enterprise companies, and small to medium sized businesses (SMB).  We have three key product offerings:

•            IceWEB Storage Systems
•            Custom Built Appliances
•            Cloud Based Software and Services

IceWEB Storage Systems

IceWEB is a provider of high performance Unified Network Storage solutions.  We believe that our product offerings have broad appeal in the small to medium enterprise (SME) and federal marketplaces, and are used as core building blocks (enabling technologies) within business critical storage infrastructure for a diverse group of data-intensive key vertical market segments such as geospatial information systems, entertainment, security and defense, higher education, Internet Service Providers (ISP’s), Managed Service Providers (MSP’s), oil and gas, and health care.  Our innovative storage systems deliver levels of performance, scalability, versatility and simplicity that exceed existing network storage alternatives at a significantly lower price point.  Our Unified Network Storage offering is deployed as storage operating system software on our Network-Attached Storage (NAS) and Storage Area Network (SAN) systems.  This IceWEB Unified Network Storage environment empowers companies to quickly and easily deploy large, complex data storage infrastructure environments; to reduce administrative costs for managing their storage by making complex technical tasks far more simple to accomplish; to reduce hardware and capital expenditure costs by more effectively using the storage within the system and repurposing older legacy hardware; to protect their business critical data by leveraging the IceWEB 5000 built-in data replication features; and to integrate with the leading server virtualization software (VMware, Citrix Xen and Microsofts HyperV) to better manage those solutions.

The IceWEB Unified Storage products replace complex and performance-limited products with high performance, scalable and easy to use systems capable of handling the most data intensive applications and environments.

Custom Built Appliances

IceWEB has been building Purpose Built Network and Data Appliances for several years.  Purpose Built Network and Data Appliances are systems which provide computing resources (processors and memory), data storage, and specific software for a dedicated application.  Historically, the appliance products that IceWEB has built have supported a single large business partner, ESRI Corporation.  In this relationship, IceWEB and ESRI have collaborated to create a family of ultra-high performance IceWEB/ESRI Geographic Information System (GIS) appliances that give customers access to massive amounts of data with unprecedented levels of performance.  IceWEB creates, builds and ships a line of GIS appliances for ESRI which includes a full set of ESRI GIS data pre-loaded on internal storage.  ESRI Corporation has the responsibility for marketing these appliances to their customers and business partners via their worldwide sales and consultancy organization.  IceWEB also periodically distributes updates for these GIS appliances, which is a source of recurring revenue for the Company.

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

Cloud Based Software and Services

In December 2005, IceWEB launched IceMAILTM, a software service that provides network–hosted groupware, email, calendaring and collaboration functionality.  Typical customers are organizations desiring to deploy Microsoft Exchange and Outlook who wish to avoid the overhead associated with procurement, maintainence and management of their own equipment and software.   These online services subsequently were expanded to include IcePORTALTM, which provides customers with a complete Intranet portal, and IceSECURETM, a hosted email encryption service.  Formerly referred to as “Software as a Service” (SaaS), we refer to these hosted services today as Cloud Computing or Cloud Services.  The benefits of Cloud Computing are many.  First, adoption of an application, infrastructure or storage environment is available on demand requiring no capital expenditures by the customer.  This represents an attractive proposition from a financial perspective.  Second, this model significantly diminishes the need for the customer to retain highly-paid internal technical staff to support these traditional IT functions, freeing these critical resources to focus on tasks related to the core business.  Finally, the application software, hardware, and infrastructure needs of organizations are constantly growing and evolving – Cloud Computing allows ad-hoc allocation of resources, cost free software upgrades and freedom from hardware/infrastructure obsolescence.

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

Research and development

Research and development expenses consist primarily of personnel-related expenses, costs of prototype equipment, costs of using contractors, allocated facility and IT overhead expenses and depreciation of equipment used in research and development activities. We expense research and development costs as incurred. We intend to continue to invest significantly in our research and development efforts which we believe are essential to maintaining our competitive position. As a result, we expect research and development expenses to increase in absolute dollars, although we expect these expenses to decrease as a percentage of revenue.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The unaudited consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at March 31, 2010, and the consolidated results of its operations for the three and six months ended March 31, 2010 and 2009, and the consolidated cash flows for the three and six months ended March 31, 2010 and 2009. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at September 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all footnote disclosures required by GAAP.

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K.  These financial statements consider subsequent events through the date of filing with the Securities and Exchange Commission.

Fiscal Year
The fiscal year ends on September 30. References to fiscal 2010, for example, refer to the fiscal year ending September 30, 2010.

Recent Accounting Pronouncements

Subsequent Events:  In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09 “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 amends the subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance except for the use of the issued date for conduit debt obligors.  The impact of ASU 2010-09 on our disclosures is reflected in Note 15 - Subsequent Events.

Fair Value Measurements and Disclosures:  In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends the fair value disclosure guidance.  The amendments include new disclosures and changes to clarify existing disclosure requirements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The impact of ASU 2010-06 on our disclosures is reflected in Note 10 - Fair Value Measurements.

Consolidations:  In December 2009, the FASB issued ASU No. 2009-17 (formerly Statement No. 167), “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from previous consolidation guidance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-17 did not have an impact on our financial condition, results of operations, or disclosures.

Accounting for Transfers of Financial Assets:  In December 2009, the FASB issued ASU No. 2009-16 (formerly Statement No. 166), “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the derecognition accounting and disclosure guidance. ASU 2009-16 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-16 did not have an impact on our financial condition, results of operations, or disclosures.

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to fiscal 2010 amounts.

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2009 and 2008 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the six months ended March 31, 2010, the Company had a net loss of $3,347,949 which included noncash expenses of $2,496,439.  Cash used in operations totaled $1,431,078.  The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of March 31, 2010. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the three and six months ended March 31, 2010 and 2009, respectively.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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
MARCH 31, 2010

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

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”) Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At March 31, 2010, there were options and warrants to purchase 14,126,304 shares of common stock, 626,667 shares issuable upon conversion of Series B preferred stock, and no shares of Series C preferred stock outstanding which could potentially dilute future earnings per share.

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	March 31, 2010	September 30, 2009
Office equipment	5 years	$651,102	$637,920
Computer software	3 years	612,379	607,278
Furniture and fixtures	5 years	261,385	261,385
Leasehold improvements	2 - 5 years	1,026,471	1,007,250
		2,551,337	2,513,833

Less: accumulated depreciation		(1,970,585)	(1,761,671)

		$580,752	$752,162

Depreciation expense for the six months ended March 31, 2010 and 2009 was $208,854 and $179,587 respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:
	March 31, 2010	September 30, 2009
Raw materials	$129,098	$78,966
Work in progress	15,194	14,862
Finished goods	7,645	57,533
	151,937	151,361

Less: reserve for obsolescence	-	-

	$151,937	$151,361

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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
$3,289,577

Intangible assets acquired from Inline were assigned the following values:  value of manufacturing GSA schedule with an assigned valued of $750,000 amortized straight line over five years; value of customer relationships with an assigned value of $465,450 amortized straight line over five years. Intangible assets acquired from Inline had the following unamortized values at March 31, 2010: value of manufacturing GSA schedule of $412,500; value of customer relationships of $255,998.

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At March 31, 2010, the principal amount due under the Financing Agreement amounted to $1,759,410.

In November, 2008, in connection with the term note the Company executed a convertible debenture agreement with Sand Hill Finance, LLC in the amount of $1,170,767. The debenture bears interest at 18% and will allow Sand Hill Finance, LLC to convert the outstanding obligation into shares of IceWEB common stock at a fixed floor conversion price of $0.30 per share. The principal amount due under the convertible debenture amounted to $1,011,480 at March 31, 2010.

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
MARCH 31, 2010

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

NOTE 8 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2010, the Company had no balances in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 9 - INVESTMENTS

(a) Summary of Investments
The following tables summarize the Company’s investments at March 31, 2010:

March 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$48,000	$1,872,000	$-	$1,920,000
Total	$48,000	$1,872,000	$-	$1,920,000

(b) Gains and Losses on Investments
The following table summarizes the realized net gains (losses) associated with the Company’s investments:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009
Net gains on investments in publicly traded equity securities	$-	$-	$1,872,000	$-

Net gains on investments	$-	$-	$1,872,000	$-

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

There were no impairment charges on investments in publicly traded equity securities for the six months ended March 31, 2010 or for the six months ended March 31, 2009.

The Company has evaluated its publicly traded equity securities as of March 31, 2010, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 10- COMPREHENSIVE INCOME (LOSS)

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

NOTE 11 – COMMITMENTS

We lease office space in Sterling, Virginia under a two-year operating lease that expires on March 31, 2011.  The office lease agreement has certain escalation clauses and renewal options. Additionally, we have lease agreements for computer equipment and an office copier/fax machine. Future minimum rental payments required under these operating leases are as follows:

Years ending September 30:
2010 (remaining six months)	$37,611
2011	37,611
2012	-
2013	-
2014 and thereafter	-
$75,222

NOTE 12 - STOCKHOLDERS’ DEFICIT

During the six months ended March 31, 2010, in connection with the exercise of 18,836,200 stock options, the Company issued 18,836,200 shares of common stock for cash proceeds of $1,122,134.

During the six months ended March 31, 2010, we issued 2,000,000 shares of common stock at a per share price of $0.042, valued at $83,000 to an accredited investor. As of March 31, 2010 the Company had not yet received the proceeds from the investor and as a result the Company recorded the subscription receivable as a contra equity account on its balance sheet. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended March 31, 2010, we sold 1,000,000 shares of common stock, valued at $100,000 to a Director for $40,000, and recognized stock based compensation expense of $90,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended March 31, 2010, we sold 1,500,000 shares of common stock at a per share price of $0.10, valued at $150,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended March 31, 2010, we sold 3,000,000 shares of common stock at a per share price of $0.10, valued at $300,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended March 31, 2010, we issued 1,000,000 shares of common stock at a per share price of $0.17, valued at $170,000 to an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended March 31, 2010 we issued 8,800,000 shares of restricted common stock at a per share price of $0.086, valued at $756,800, in lieu of pay to our employees.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2010 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	225,000	$1.78
Granted	—	—
Exercised	—	—
Forfeited	75,000	6.00
Balance at end of period	150,000	$0.55

Warrants exercisable at end of period	150,000	$0.55

Weighted average fair value of warrants granted or re-priced during the period		$—

The following table summarizes information about common stock warrants outstanding at March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
0.50	145,000	4.55 Years	0.50	145,000	0.50
2.00	5,000	1.31 Years	2.00	5,000	2.00
	150,000		$0.55	150,000	$0.55

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 13 - STOCK OPTION PLAN (continued)

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	March 31,
	2010	2009
Expected volatility	135% - 325%	87% - 198%
Expected term	0 - 5 Years	1 - 5 Years
Risk-free interest rate	0.03%	2.34% - 2.45%
Forfeiture Rate	0% - 45%	0% - 45%
Expected dividend yield	0%	0%

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 13 - STOCK OPTION PLAN (continued)

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

For the three months ended March 31, 2010, total stock-based compensation charged to operations for option-based arrangements amounted to $330,876. At March 31, 2010, there was approximately $643,511 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of March 31, 2010 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of period	10,944,483	$0.27
Granted	22,065,000	0.07
Exercised	(18,836,200)	0.07
Forfeited	(46,979)	3.80
Balance at end of period	14,126,304	$0.23

Options exercisable at end of period	12,001,729	$0.26

Weighted average fair value of options granted during the year		$0.07

The following table summarizes information about employee stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.001-0.25	10,198,800	1.49 Years	$0.11	8,222,633	$0.11
0.30-0.48	535,000	2.06 Years	0.45	516,250	0.45
0.54-0.60	2,475,004	2.40 Years	0.58	2,345,904	0.59
0.61-0.80	917,500	1.41 Years	0.72	916,942	0.71
	14,126,304		$0.24	12,001,729	$0.26

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 14 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended March 31, 2010 and 2009 all material assets and revenues of the Company were in the United States.

NOTE 15 – SUBSEQUENT EVENTS

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the three months ended March 31, 2010, subsequent events were evaluated by the Company as of May 17, 2010, the date on which the unaudited consolidated financial statements for the three months ended March 31, 2010, were available to be issued.

Other than the disclosures shown, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three and six months ended March 31, 2010 and 2009 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

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

At the close of fiscal year 2009, the Company has three key product offerings:

•	IceWEB Unified Network Storage Solutions
•	Purpose Built Network/Data Appliances
•	Cloud Computing Products/Services

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

THREE AND SIX MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 2009

The following table provides an overview of certain key factors of our results of operations for the three and six months ended March 31, 2010 as compared to the three and six months ended March 31, 2009:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Net Revenues	$1,011,205	$1,369,702	$1,612,022	$3,110,290
Cost of sales	456,094	806,391	729,718	2,074,066
Operating Expenses:
Marketing and selling	472,359	195,825	785,217	422,877
Depreciation and amortization	162,926	170,798	330,399	347,045
Research and development	105,745	76,865	185,311	156,431
General and administrative	1,560,401	681,699	2,654,370	1,135,050
Total operating expenses	2,301,431	1,125,187	3,955,297	2,061,403
Loss from operations	(1,746,320)	(561,876)	(3,072,993)	(1,025,179)
Total other income (expense)	(141,995)	3,283,816	(274,956)	3,088,084
Net income (loss)	$(1,888,315)	$2,721,940	$(3,347,949)	$2,062,905

Other Key Indicators:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Cost of sales as a percentage of revenues	45.1%	58.9%	45.3%	66.7%
Gross profit margin	54.9%	41.1%	54.7%	33.3%
General and administrative expenses as a percentage of revenues	154.3%	49.8%	164.7%	36.5%
Total operating expenses as a percentage of revenues	227.6%	82.1%	245.4%	66.3%

Six Month Period ended March 31, 2010

Revenues

For the six months ended March 31, 2010, we reported revenues of $1,612,022 as compared to revenues of $3,110,290 for the six months ended March 31, 2009, a decrease of $1,498,268 or approximately 48%. The decrease is primarily due to the Company’s focus on our high margin data storage business unit and the related decrease in our third party product sales through IceWEB Solutions Group. Storage revenue accounted for approximately 95% of our revenue for the six month period ended March 31, 2010 as compared to 43% in the year-ago period.

Cost of Sales

Our cost of sales consists primarily of component parts for the manufacture of our storage products. For the six months ended March 31, 2010, cost of sales was $729,718, or approximately 45% of revenues, compared to $2,074,066, or approximately 66.6% of revenues, for the six months ended March 31, 2009. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009 was the result of improved mix of higher margin storage products during the six months ended March 31, 2010 as a percentage of total revenue. We anticipate that our gross profit margins will continue to improve through the balance of fiscal 2010.

Total Operating Expenses

Our total operating expenses increased approximately 92% to $3,955,297 for the six months ended March 31, 2010 as compared to $2,061,403 for the six months ended March 31, 2009. These changes include:

•         Sales and marketing expense. Sales and marketing expense includes salaries, commission, occupancy, telephone, travel, and entertainment expenses for direct sales personnel.  For the six months ended March 31, 2010, sales and marketing costs were $785,217 as compared to $422,877 for the six months ended March 31, 2009, an increase of $362,340 or approximately 86%. The increase was due primarily to hiring additional sales and marketing personnel to support our channel distribution sales and marketing approach during the six months ended March 31, 2010.

•         Depreciation and amortization expense. For the six months ended March 31, 2010, depreciation and amortization expense amounted to $330,399 as compared to $347,045 for the six months ended March 31, 2009, a decrease of $16,646 or 5%.

•         Research and Development. For the six months ended March 31, 2010, research and development costs were $185,311 as compared to $156,431 for the six months ended March 31, 2009, an increase of $28,880 or approximately 18%.

•         General and administrative expense. For the six months ended March 31, 2010, general and administrative expenses were $2,654,370 as compared to $1,135,049 for the six months ended March 31, 2009, an increase of $1,519,320 or approximately 134%. For the six months ended March 31, 2010 and 2009 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2010	2009
Occupancy	$10,661	$7,865
Consulting	82,903	60,142
Employee compensation	2,364,708	926,007
Professional fees	54,550	14,194
Internet/Phone	5,148	27,423
Travel/Entertainment	517	1,276
Investor Relations	29,964	19,778
Insurance	23,953	20,889
Other	81,966	57,476
	$2,654,370	$1,135,050

•
For the six months ended March 31, 2010, Occupancy expense increased to $10,661 as compared to $7,865. Occupancy expense is higher due to the Company’s relocation to its manufacturing facility in Sterling, Virginia.

•
For the six months ended March 31, 2010, Consulting expense increased to $82,903 as compared to $60,142. Consulting expense increased primarily as a result of recruiting costs incurred to hire engineering, sale and marketing personnel.

•
For the six months ended March 31, 2010, salaries and related expenses increased to $2,364,708 as compared to $926,007, an increase of $1,438,701. The increase is due primarily to an increase in non-cash compensation expense of $1,471,396.

•
For the six months ended March 31, 2010, Professional fees expense increased to $54,550 as compared to $14,194. Professional fees expense increased due to increased costs related to intellectual property patent applications and other legal fees.

•	For the six months ended March 31, 2010, travel and entertainment expense decreased to $517 as compared to $1,276.

•	For the six months ended March 31, 2010 Other expense amounted to $81,966 as compared to $57,476 for the six months ended March 31, 2009, an increase of $24,491.

•
For the six months ended March 31, 2010 Investor relations expense increased to $29,964 as compared to $19,778 for the six months ended March 31, 2009. The increase is due to increased investor relations activity.

We anticipate that general and administrative expenses will decline for the balance of fiscal 2010, as we expect to incur lower of share-based expenses.

LOSS FROM OPERATIONS

We reported a loss from operations of $3,072,993 for the six months ended March 31, 2010 as compared to a loss from operations of $1,025,179 for the six months ended March 31, 2009, an increased loss of $2,047,814 or approximately 200%.

OTHER INCOME (EXPENSES)

Gain from sale of subsidiary. The gain on sale of subsidiary of $3,452,236 resulted from the sale of IceWEB Virginia, Inc. in March, 2009.  We did not have a similar transaction in the six month period ended March 31, 2010.

Interest Income. We did not earn any interest income for the six months ended March 31, 2010, as compared to interest income of $1,142 in the six month period ended March 31, 2009.  Interest income represented interest earned on interest bearing cash accounts.

Interest Expense.  For the six months ended March 31, 2010, interest expense amounted to $274,956 as compared to $365,294 for the six months ended March 31, 2009, a decrease of $90,338 or 25%. The decrease in interest expense is primarily attributable to the decrease in borrowings and certain interest bearing liabilities related to the our notes payable. Also, during the six months ended March 31, 2010, we amortized deferred financing costs of $13,265, as compared to $40,233 during the six months ended March 31, 2009.

NET INCOME/ LOSS

Our net loss was $3,347,949 for the six months ended March 31, 2010 compared to net income of $2,062,905 for the six months ended March 31, 2009.

Three Month Period ended March 31, 2010

Revenues

For the three months ended March 31, 2010, we reported revenues of $1,011,205 as compared to revenues of $1,369,702 for the three months ended March 31, 2009, a decrease of $358,497 or approximately 26%. The decrease is primarily due to the Company’s focus on our high margin data storage business unit and the related decrease in our third party product sales through IceWEB Solutions Group. For the three months ended March 31, 2010, storage revenue accounted for approximately 95% of our revenue as compared to 66% of our revenue during the three months ended March 31, 2009.

Cost of Sales

Our cost of sales consists of component parts for the manufacture of our storage products. For the three months ended March 31, 2010, cost of sales was $456,094, or approximately 45% of revenues, compared to $806,391, or approximately 59% of revenues, for the three months ended March 31, 2009. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was the result of improved mix of higher margin storage products during the three months ended March 31, 2010 as a percentage of total revenue.

Total Operating Expenses

Our total operating expenses increased approximately 105% to $2,301,431 for the three months ended March 31, 2010 as compared to $1,125,187 for the three months ended March 31, 2009. These changes include:

•           Sales and marketing expense. For the three months ended March 31, 2010, sales and marketing expenses were $472,359 as compared to $195,825 for the three months ended March 31, 2009, an increase of $276,534 or approximately 141%. The increase was due to increased headcount and sales and marketing expense related to the roll-out of our channel sales program during the three months ended March 31, 2010.

•           Depreciation and amortization expense. For the three months ended March 31, 2010, depreciation and amortization expense amounted to $162,926 as compared to $170,798 for the three months ended March 31, 2009, a decrease of $7,872 or 5%.

•           General and administrative expense. For the three months ended March 31, 2010, general and administrative expenses were $1,560,401 as compared to $681,699 for the three months ended March 31, 2009, an increase of $878,702 or approximately 129%. For the three months ended March 31, 2010 and 2009 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2010	2009
Occupancy	$3,175	$2,095
Consulting	53,130	41,659
Employee compensation	1,396,515	573,293
Professional fees	22,500	2,747
Internet/Phone	1,397	10,397
Travel/Entertainment	363	744
Investor Relations	17,870	16,620
Insurance	10,737	6,400
Other	54,714	27,744
	$1,560,401	$681,699

•	For the three months ended March 31, 2010, Occupancy expense increased to $3,175 as compared to $2,095.

•
For the three months ended March 31, 2010, Consulting expense increased to $53,130 as compared to $41,659, an increase of $11,471 or 27.5%. Consulting expense increased as a result of increased support costs for internal accounting systems.

•
For the three months ended March 31, 2010, salaries and related expenses increased to $1,396,515 as compared to $573,293, an increase of $823,222. The increase is due primarily to an increase in non-cash compensation expense of $818,175, which is comprised of increased stock-based compensation expense of $636,879, and increased amortization of deferred compensation related to employee stock options of $181,296.

•
For the three months ended March 31, 2010, Professional fees expense increased to $22,500 as compared to $2,747.  Professional fees expense increased primarily as a result of legal fees incurred related to business development and on-going litigation activities.

•
For the three months ended March 31, 2010, travel and entertainment expense decreased to $363 as compared to $744. Travel and entertainment expense decreased as a result of limited travel by sales and marketing and general cost-cutting measures put in place by the Company.

•
For the three months ended March 31, 2010 Other expense amounted to $54,714 as compared to $27,744 for the three months ended March 31, 2009, an increase of 26,970.  The increase was due primarily to increase hosting fees and other headcount related expenses, as we have added resources to support our channel sales strategy.

•	For the three months ended March 31, 2010 Investor relations expense increased to $17,870 as compared to $16,620 for the three months ended March 31, 2009.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,746,320 for the three months ended March 31, 2010 as compared to a loss from operations of $561,876 for the three months ended March 31, 2009, an increase of $1,184,445 or approximately 211%.

OTHER INCOME (EXPENSES)

Gain from sale of subsidiary. The gain on sale of subsidiary of $3,452,236 resulted from the sale of IceWEB Virginia, Inc. in March, 2009.  We did not have a similar transaction in the three month period ended March 31, 2010.

Interest Income. Interest income for the three months ended March 31, 2009 amounted to $660 and represented interest earned on interest bearing cash accounts. We did not have a similar interest bearing balances in the three month period ended March 31, 2010.

Interest Expense. For the three months ended March 31, 2010, interest expense amounted to $141,995 as compared to $169,080 for the three months ended March 31, 2009, a decrease of $27,085 or 16%. The decrease in interest expense is primarily attributable to the decrease in borrowings and certain interest bearing liabilities related to the acquisition of Inline Corporation. Also, during the three months ended March 31, 2010, we amortized deferred financing costs of $6,875, as compared to $7,968 during the three months ended March 31, 2009.

NET INCOME/ LOSS

Our net loss was $1,888,315 for the three months ended March 31, 2010 compared to net income of $2,721,940 for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2010 and September 30, 2009:

	March 31,	September 30,	$	%
	2010	2009	Change	Change
Working Capital	(2,469,593)	(3,158,232)	688,639	(21.8)%

Cash	147,300	63,310	83,990	132.7%
Accounts receivable, net	891,382	424,919	466,463	109.8%
Inventory	151,937	151,361	576	0.4%
Total current assets	1,244,640	671,160	573,480	85.4%
Property and equipment, net	580,752	752,162	(171,410)	(22.8)%
Marketable securities held for sale	1,920,000	-	1,920,000	100.0%
Intangibles, net	668,496	790,043	(121,547)	(15.4)%

Total assets	4,427,208	2,226,684	2,200,524	98.8%

Accounts payable and accrued liabilities	1,933,104	1,971,376	(38,272)	(1.9)%
Notes payable-current	1,759,410	1,847,755	(88,345)	4.8%
Deferred revenue	21,719	10,261	(11,458)	(111.7)%
Total current liabilities	3,714,233	3,829,392	(115,159)	(3.0)%
Notes payable-long term	1,011,480	934,756	76,725	8.2%
Total liabilities	4,725,713	4,764,148	(38,435)	(0.8)%
Accumulated deficit	(26,006,507)	(22,658,559)	(3,347,948)	14.6%
Accumulated other comprehensive income	1,872,000	-	1,872,000	100.0%
Stockholders’ deficit	(298,505)	(2,537,464)	2,238,959	88.2%

Net cash used in operating activities was $1,431,078 for the six months ended March 31, 2010 as compared to net cash used in operating activities of $591,196 for the six months ended March 31, 2009, an increase of $839,882.  For the six months ended March 31, 2010, we had a loss of $3,347,949 offset by non-cash items such as depreciation and amortization expense of $330,399, share-based compensation expense of $2,102,775, amortization of deferred finance costs of $13,265, and decreases from changes in assets and liabilities of $579,568. During the six months ended March 31, 2010 we experienced an increase in accounts receivable of $466,464, and a decrease in accounts payable during the period of $38,272.  For the six months ended March 31, 2009, we had net income of $2,062,905 and non-cash items such as depreciation and amortization expense of $347,045, share-based compensation expense of $631,379, amortization of deferred finance costs of $34,920, offset by the gain on sale of our IceWEB Virginia subsidiary in the amount of $3,452,235, and decreases from changes in assets and liabilities of $223,526. During the six months ended March 31, 2009 we experienced a decrease in accounts receivable of $2,253,828, which was offset by a decrease in accounts payable during the period of $6,518,451.

Net cash used in investing activities for the six months ended March 31, 2010 was $85,444 as compared to net cash used in investing activities of $15,118 for the six months ended March 31, 2009. During the six months ended March 31, 2010, we used cash of $37,444 for property and equipment purchases and $48,000 to acquire 160,000,000 shares of VOIS Inc. common stock.  During the six months ended March 31, 2009, we used cash of $15,118 for property and equipment purchases.

Net cash provided by financing activities for the six months ended March 31, 2010 was $1,600,512 as compared to net cash provided of $609,892 for the six months ended March 31, 2009.  For the six months ended March 31, 2010, net cash provided by financing activities related to proceeds received from notes payable of $799,460 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $1,122,134, and proceeds from the sale or restricted stock of $490,000, offset by repayments on notes payable of $811,082 which were to pay down the balance on the Sand Hill Finance LLC factoring line.  For the six months ended March 31, 2009, net cash provided by financing activities related to proceeds received from notes payable of $6,175,684 which were advances under our factoring line with Sand Hill Finance LLC, and proceeds from the exercise of common stock options of $163,800, offset by repayments on notes payable of $5,684,478 which were to pay down the balance on the Sand Hill Finance LLC factoring line, and repayments of equipment financing of $45,114.

At March 31, 2010 we had a working capital deficit of $2,469,593 and an accumulated deficit of $26,006,507.  The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2009 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales decreased significantly during the six months ended March 31, 2010, our gross profit margin was approximately 55% and our sales were not sufficient to pay our operating expenses. We reported a net loss of $3,347,949 for the six months ended March 31, 2010.  There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At March 31, 2010 we had cash on hand of $147,300.  In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At March 31, 2010 we owed Sand Hill Finance, LLC $1,759,410 under this accounts receivable line.

We do not have any commitments for capital expenditures. In connection with our annual report for our fiscal year ending September 30, 2010 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002. We do not presently have any external sources of working capital other than what may be available under the factoring agreement with Sand Hill Finance and loans from related parties. Our working capital needs in future periods are dependent primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

At March 31, 2010 we are the subject of, or party to, four known, pending or threatened, legal actions.  As of the date of this report on Form 10-Q, none of the legal proceedings have been resolved.  Following is a discussion of each:

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

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on December 29, 2009, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2010, we issued 2,000,000 shares of common stock at a per share price of $0.042, valued at $83,000 to an accredited investor. As of March 31, 2010 the Company had not yet received the proceeds from the investor and as a result the Company recorded the subscription receivable as a contra equity account on its balance sheet. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended March 31, 2010, we sold 1,000,000 shares of common stock, valued at $100,000 to a Director for $40,000, and recognized stock based compensation expense of $90,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended March 31, 2010, we sold 1,500,000 shares of common stock at a per share price of $0.10, valued at $150,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended March 31, 2010, we sold 3,000,000 shares of common stock at a per share price of $0.10, valued at $300,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2010 we issued 8,800,000 shares of restricted common stock at a per share price of $0.086, valued at $756,800, in lieu of pay to our employees.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended March 31, 2010, we issued 1,000,000 shares of common stock at a per share price of $0.17, valued at $170,000 to an accredited investor for consulting services.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

ICEWEB, INC.

	By:	/s/ John R. Signorello
May 17, 2010	John R. Signorello,
Chief Executive Officer, principal executive officer

	By:	/s/ Mark B. Lucky
May 17, 2010	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer