Form 10-K/A
period 2009-09-30
ICEWEB INC
filed 2010-07-15
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $ 2,252,355 .

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.  The number of common shares issued and outstanding as of December 21, 2009 was 82,469,617 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2009 of IceWEB, Inc. is being filed for the sole purpose of correcting a clerical error in the filing.  In the Form 10-K as originally filed on December 29, 2009, incorporation by reference of the consent of Sherb & Co., LLP dated October 8, 2009 on the filing of our registration statement on Form S-8 was inadvertently omitted.  This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 1 to the Form 10-K for the fiscal year ended September 30, 2009 to modify or update any other information presented in the Form 10-K as previously filed nor does this Amendment No. 1 reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K previously filed and the registrant’s other filings with the SEC.

PART IV

ITEM 15. EXHIBITS

23.1	Consent of Sherb & Co. LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICEWEB, INC.

July 15, 2010	By:	/s/ John R. Signorello
John R. Signorello, Chairman and Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Signorello	Chairman of the Board and CEO, principal	July 15, 2010
John R. Signorello	executive officer

/s/ Mark B. Lucky	Chief Financial Officer, principal financial	July 15, 2010
Mark B. Lucky	and accounting officer

/s/ Hal Compton	Director	July 15, 2010
Hal Compton

/s/ Raymond H. Pirtle, Jr.	Director	July 15, 2010
Raymond H. Pirtle, Jr.

/s/ Joseph Druzak	Director	July 15, 2010
Joseph Druzak

/s/ Jack Bush	Director	July 15, 2010
Jack Bush

/s/ Harry E. Soyster	Director	July 15, 2010
Harry E. Soyster