Form 10-Q
period 2010-08-16
ICEWEB INC
filed 2010-08-16
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 0-27865

ICEWEB, INC.
(Exact name of issuer as specified in its charter)

Delaware	13-2640971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22900 Shaw Road, Suite 111
Sterling, VA 20166
(Address of principal executive offices)

(571) 287-2380
(Issuer’s telephone number)

________________________________________________________________
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 13, 2010, there were 122,949,104 outstanding shares of common stock, $.001 par value per share.

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

ICEWEB, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2010

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheets (unaudited) at June 30, 2010 and September 30, 2009	4

Consolidated Statements of Operations (unaudited) For the three and nine months ended June 30, 2010 and 2009	5

Consolidated Statements of Cash Flows (unaudited) For the nine months ended June 30, 2010 and 2009	6

Consolidated Statements of Comprehensive Income (unaudited) For the three and nine months Ended June 30, 2010 and 2009

Notes to Unaudited Consolidated Financial Statements	7-24

Item 2 - Management’s Discussion and Analysis or Plan of Operation	25-35

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	35

Item 4 - Controls and Procedures	35

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	36

Item 1A - Risk Factors	36

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3 - Default upon Senior Securities	37

Item 4 - Submission of Matters to a Vote of Security Holders	38

Item 5 - Other Information	38

Item 6 – Exhibits	38

Signatures	39

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.
Consolidated Balance Sheets

	June 30, 2010	September 30, 2009
CURRENT ASSETS:	(Unaudited)	(1)
Cash	$1,276,863	$3,310
Accounts receivable, net	1,691,605	424,919
Inventory	114,746	151,361
Other current assets	13,750	6,390
Prepaid expenses	42,544	25,180
	3,139,508	671,160
OTHER ASSETS:
Property and equipment, net	524,119	752,162
Deposits	13,320	13,320
Marketable Securities	800,000	0
Intangible assets, net	607,725	790,042
Total Assets	$5,084,672	$2,226,684

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,903,186	$1,971,376
Notes payable	1,753,194	1,847,755
Deferred revenue	47,584	10,261
	3,703,964	3,829,392
LONG-TERM LIABILITIES
Notes Payable	1,057,554	934,756

Total Liabilities	4,761,518	4,764,148

STOCKHOLDERS' EQUITY (DEFICIT)
Series B convertible preferred stock ($.001 par value; 1,253,334 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 121,951,604 shares issued and 121,789,104 shares outstanding)	121,791	68,471
Additional paid in capital	26,974,988	20,064,997
Accumulated deficit	(27,430,251)	(22,658,558)
Accumulated other comprehensive income	752,000	-
Subscription receivable	(83,000)	-
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)

Total stockholders' equity (deficit)	323,154	(2,537,464)

Total Liabilities and Stockholders Equity (Deficit)	$5,084,672	$2,226,684

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2010	2009	2010	2009

Sales	$1,203,878	$826,182	$2,815,900	$3,936,472

Cost of sales	613,287	404,641	1,343,006	2,478,707

Gross profit	590,591	421,541	1,472,894	1,457,765

Operating expenses:
Marketing and selling	404,443	357,596	1,189,661	864,184
Depreciation and amortization expense	165,585	85,793	495,984	432,839
Research and development	167,061	94,020	353,092	250,450
General and administrative	1,130,005	688,154	3,783,654	1,739,492

Total Operating Expenses	1,867,094	1,225,563	5,822,391	3,286,965

Loss From Operations	(1,276,503)	(804,022)	(4,349,497)	(1,829,200)

Other income (expenses):
Gain/(loss) from sale of assets	0	0	0	3,452,236
Interest income	0	0	0	1,142
Interest expense	(147,240)	(144,884)	(422,196)	(510,178)

Total other income (expenses):	(147,240)	(144,884)	(422,196)	2,943,200

Net income (loss)	$(1,423,743)	$(948,906)	$(4,771,693)	$1,114,000

Basic income (loss) per common share	$(0.01)	$(0.02)	$(0.05)	$0.03
Diluted income (loss) per common share	$(0.01)	$(0.02)	$(0.05)	$0.03

Weighted average common shares outstanding basic	110,570,437	38,794,632	92,635,584	35,431,837
Weighted average common shares outstanding diluted	110,570,437	38,794,632	92,635,584	37,637,725

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2010	2009

NET CASH USED IN OPERATING ACTIVITIES	$(2,900,065)	$(1,396,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(85,624)	(28,318)
Investment in marketable securities	(48,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(133,624)	(28,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment financing	-	(45,114)
Proceeds from the sale of restricted common stock	2,320,630	97,000
Proceeds from notes payable	985,900	7,060,871
Payments on notes payable	(957,662)	(6,122,036)
Proceeds from exercise of common stock options	1,898,374	454,300

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,247,242	1,445,021

NET INCREASE IN CASH	1,213,553	20,559

CASH - beginning of period	63,310	4,780

CASH - end of period	$1,276,863	$25,339

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$402,056	$365,294
Income taxes

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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
JUNE 30, 2010

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
JUNE 30, 2010

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

The unaudited consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at June 30, 2010, and the consolidated results of its operations for the three and nine months ended June 30, 2010 and 2009, and the consolidated cash flows for the three and nine months ended June 30, 2010 and 2009. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2009 and 2008 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the nine months ended June 30, 2010, the Company had a net loss of $4,771,693 which included noncash expenses of $2,669,644.  Cash used in operations totaled $2,900,065.  The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company’s products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2010 and 2009 include the allowance for doubtful accounts, the valuation of stock-based compensation, the useful life of intangible assets and property and equipment, and the valuation of inventory.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $9,000 as of June 30, 2010. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the three and nine months ended June 30, 2010 and 2009, respectively.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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
JUNE 30, 2010

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

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”) Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At June 30, 2010, there were options and warrants to purchase 14,126,304 shares of common stock, 626,667 shares issuable upon conversion of Series B preferred stock, and no shares of Series C preferred stock outstanding which could potentially dilute future earnings per share.

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	June 30, 2010	September 30, 2009
Office equipment	5 years	$699,282	$637,920
Computer software	3 years	612,379	607,278
Furniture and fixtures	5 years	261,385	261,385
Leasehold improvements	2 - 5 years	1,026,470	1,007,250
		2,599,516	2,513,833

Less: accumulated depreciation		(2,075,397)	(1,761,671)

		$524,119	$752,162

Depreciation expense for the nine months ended June 30, 2010 and 2009 was $313,666 and $204,608 respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	June 30, 2010	September, 30, 2009
Raw materials	$91,797	$78,966
Work in progress	17,212	14,862
Finished goods	5,737	57,533
	114,746	151,361
Less: reserve for obsolescence	-	-

	$114,746	$151,361

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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
$3,289,577

Intangible assets acquired from Inline were assigned the following values:  value of manufacturing GSA schedule with an assigned valued of $750,000 amortized straight line over five years; value of customer relationships with an assigned value of $465,450 amortized straight line over five years. Intangible assets acquired from Inline had the following unamortized values at June 30, 2010: value of manufacturing GSA schedule of $412,500; value of customer relationships of $255,998.

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At June 30, 2010, the principal amount due under the Financing Agreement amounted to $1,753,294.

In November, 2008, in connection with the term note the Company executed a convertible debenture agreement with Sand Hill Finance, LLC in the amount of $1,170,767. The debenture bears interest at 18% and will allow Sand Hill Finance, LLC to convert the outstanding obligation into shares of IceWEB common stock at a fixed floor conversion price of $0.30 per share. The principal amount due under the convertible debenture amounted to $1,057,554 at June 30, 2010.

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
JUNE 30, 2010

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 9 - INVESTMENTS

(a) Summary of Investments

The following tables summarize the Company’s investments at June 30, 2010:

JUNE 30, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$48,000	$752,000	$-	$800,000

Total	$48,000	$752,000	$-	$800,000

(b) Gains and Losses on Investments

The following table summarizes the realized net gains (losses) associated with the Company’s investments:

	Three Months Ended		Nine months Ended
	June 30		June 30
	2010	2009	2010	2009

Net gains/(loss) on investments in publicly traded equity securities	$(1,120,000)	$-	$752,000	$-

Net gains on investments	$(1,120,000)	$-	$752,000	$-

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

There were no impairment charges on investments in publicly traded equity securities for the nine months ended June 30, 2010 or for the nine months ended June 30, 2009.

The Company has evaluated its publicly traded equity securities as of June 30, 2010, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Our other comprehensive income consists of unrealized gains on marketable securities available for sale of $752,000.

NOTE 11 – COMMITMENTS

We lease office space in Sterling, Virginia under a two-year operating lease that expires on June 30, 2011.  The office lease agreement has certain escalation clauses and renewal options. Additionally, we have lease agreements for computer equipment and an office copier/fax machine. Future minimum rental payments required under these operating leases are as follows:

Years ending September 30:
2010 (remaining three months)	$18,806
2011	37,611
2012	-
2013	-
2014 and thereafter	-
$56,417

NOTE 12 - STOCKHOLDERS’ EQUITY

On May 18, 2010 we executed an Exclusive Finders’ Agreement pursuant to which the Finder acted as the exclusive Finder with respect to sales by us in a private placement transaction of up to $5 million in aggregate principal amount of Equity, Equity-related or debt securities.   In the aggregaten in connection with the finders’ fee agreemen, we sold 13,080,000 units in exchange for gross proceeds of $2,316,000.  These sales were made in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the Act and Regulation D thereunder.

Jesup & Lamont Securities Incorporated, a broker-dealer and member of FINRA, acted as finder for us in the Offering.  Under the terms of a Finder’s Agreement with the firm, we paid Jesup & Lamont Securities Incorporated a fee of $162,370 and issued them one-year common stock purchase warrants to purchase an aggregate of 877,100 shares of our common stock at an exercise price of $0.40 per share.  In addition, we paid Jesup & Lamont Securities Incorporated legal expenses totaling $25,000 incurred in the preparation of the various transactional documents.  We are using the net proceeds of this offering for general working capital.

Terms of the private placement

We offered for sale restricted stock units, each Restricted Stock Unit (“Unit”) being defined as one (1) share of our Common Stock (the “Shares”) and a warrant (the “Warrants”) to purchase an additional 0.50 shares of our common stock.  The Warrants have a term of twelve (12) months, with an exercise price of $0.40/share.  The Warrant is callable by us in the event the closing price of our Common Stock on the OTCBB exchange closes above $0.50/share for ten (10) consecutive trading days.

Under the terms of the Securities Purchase Agreement we also indemnified the purchasers and each of their officers, directors, shareholders, partners, employees, agents and control persons from any losses or damages as a result of a breach of the agreement by us or any action instituted against a purchaser by any of our shareholders who are not an affiliate of the purchasers with respect to this Offering, other than in the instance of gross negligence or fraud by the purchaser.

During the nine months ended June 30, 2010, in connection with the exercise of 24,087,800 stock options, the Company issued 24,087,800 shares of common stock for cash proceeds of $1,898,374.

During the nine months ended June 30, 2010, we issued 2,000,000 shares of common stock at a per share price of $0.042, valued at $83,000 to an accredited investor. As of June 30, 2010 the Company had not yet received the proceeds from the investor and as a result the Company recorded the subscription receivable as a contra equity account on its balance sheet. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010, we issued 1,000,000 shares of common stock at a per share price of $0.15, valued at $150,000 to an accredited investor as part of a settlement agreement to settle litigation.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010, we issued 300,000 shares of common stock at a per share price of $0.20, valued at $60,000 to an accredited investor as part of a settlement agreement to settle litigation.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010, we issued 150,000 shares of common stock at an average per share price of $0.269, valued at $40,285 to an accredited investor for investor relations activity.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010, we sold 1,000,000 shares of common stock, valued at $130,000 to a Director for $40,000, and recognized stock based compensation expense of $90,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010, we sold 1,500,000 shares of common stock at a per share price of $0.10, valued at $150,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010, we issued 1,000,000 shares of common stock at a per share price of $0.17, valued at $170,000 to an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010 we issued 9,001,687 shares of restricted common stock at a per share price of $0.089, valued at $802,865, in lieu of pay to our employees.  The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2010 and changes during the period ending on that date is as follows:

		Weighted Average
	Number of	Exercise
	Warrants	Price
Common Stock Warrants
Balance at beginning of year	225,000	$1.78
Granted	7,992,100	0.40
Exercised	—	—
Forfeited	(75,000)	6.00
Balance at end of period	8,142,100	0.40

Warrants exercisable at end of period	8,142,100	0.40

Weighted average fair value of warrants granted or re-priced during the period		—

The following table summarizes information about common stock warrants outstanding at June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Price	2010	Life	Price	2010	Price
$.20	200,000	0.82 Years	$0.20	200,000	$0.20
$.40	7,792,100	0.9 Years	$0.40	7,792,100	$0.40
$.50	145,000	3.59 Years	$0.50	145,000	$0.50
$2.00	5,000	1.06 Years	$2.00	5,000	$2.00
	8,142,100		$0.40	8,142,100	$0.40

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
JUNE 30, 2010

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	June 30,
	2010	2009
Expected volatility	135% - 325%	87% - 198%
Expected term	0 - 5 Years	1 - 5 Years
Risk-free interest rate	0.03% - 0.45%	2.34% - 2.45%
Forfeiture Rate	0% - 45%	0% - 45%
Expected dividend yield	0%	0%

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

For the nine months ended June 30, 2010, total stock-based compensation charged to operations for option-based arrangements amounted to$1,288,156. At June 30, 2010, there was approximately $493,907 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of June 30, 2010 and changes during the period ending on that date is as follows:

		Weighted Average
	Number of	Exercise
	Options	Price
Stock options
Balance at beginning of period	10,944,483	$0.27
Granted	25,750,000	0.08
Exercised	(24,087,800)	0.08
Forfeited	(549,479)	0.22
Balance at end of period	12,057,204	$0.27

Options exercisable at end of period	9,775,937	$0.30

Weighted average fair value of options granted during the year		$0.08

The following table summarizes information about employee stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Price	2010	Life	Price	2010	Price
$0.001- $ 0.25	8,072,200	1.52 Years	$0.11	5,997,933	$0.11
0.30-0.48	695,000	1.39 Years	0.43	535,600	0.45
0.51-0.60	2,475,004	2.15 Years	0.58	2,427,554	0.59
0.61-0.80	815,000	1.34 Years	0.68	814,850	0.70
	12,057,204		$0.24	9,775,937	$0.30

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 14 - SEGMENT REPORTING

Although the Company has two operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended June 30, 2010 and 2009 all material assets and revenues of the Company were in the United States.

NOTE 15 – SUBSEQUENT EVENTS

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the three months ended June 30, 2010, subsequent events were evaluated by the Company through the date the unaudited consolidated financial statements for the three months ended June 30, 2010, were issued.

No recognized or non-recognized subsequent events were noted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three and nine months ended June 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

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

•
On June 30, 2009, we sold our interest in IceWEB Virginia, Inc. (dba IceWEB Solutions Group, which included the assets acquired from True North Federal Solutions Group) subsidiary to an unrelated third party in exchange for the assumption of approximately $3.2 million in liabilities and 1,000,000 shares of our common stock valued at $80,000. IceWEB Virginia, Inc. was a provider of computer network security products and services such as access control, wide area network optimization, content filtering, email security, intrusion detection, to the Federal, State, and Local government entities. This subsidiary accounted for 43% and 91% of our revenues for fiscal years 2009 and 2008, respectively. We sold this business in order for us to be able to focus on our high margin storage business.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED JUNE 30, 2009

The following table provides an overview of certain key factors of our results of operations for the three and nine months ended June 30, 2010 as compared to the three and nine months ended June 30, 2009:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Net Revenues	$1,203,878	$826,182	$2,815,900	$3,936,472
Cost of sales	613,287	404,641	1,343,006	2,478,707
Operating Expenses:
Marketing and selling	404,443	357,596	1,189,661	864,184
Depreciation and amortization	165,585	85,793	495,984	432,839
Research and development	167,061	94,020	353,092	250,450
General and administrative	1,130,005	688,154	3,783,654	1,739,492
Total operating expenses	1,867,094	1,225,563	5,822,391	3,286,965
Loss from operations	(1,276,503)	(804,022)	(4,349,497)	(1,829,200)
Total other income (expense)	(147,240)	(144,884)	(422,196)	2,943,200
Net income (loss)	$(1,423,743)	$(948,906)	$(4,771,693)	$1,114,000

Other Key Indicators:

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of sales as a percentage of revenues	50.94%	48.98%	47.69%	62.97%
Gross profit margin	49.06%	51.02%	52.31%	37.03%
General and administrative expenses as a percentage of revenues	93.86%	83.29%	134.37%	44.19%
Total operating expenses as a percentage of revenues	155.09%	148.34%	206.77%	83.50%

Nine Month Period ended June 30, 2010

Revenues

For the nine months ended June 30, 2010, we reported revenues of $2,815,900 as compared to revenues of $3,936,472 for the nine months ended June 30, 2009, a decrease of $1,120,572 or approximately 28.5%. The decrease is primarily due to the Company’s focus on our high margin data storage business unit and the related decrease in our third party product sales through IceWEB Solutions Group. Storage revenue accounted for approximately 94.7% of our revenue for the nine month period ended June 30, 2010 as compared to 53% in the year-ago period.

Cost of Sales

Our cost of sales consists primarily of component parts for the manufacture of our storage products. For the nine months ended June 30, 2010, cost of sales was $1,343,006, or approximately 47.7% of revenues, compared to $2,478,707, or approximately 63% of revenues, for the nine months ended June 30, 2009. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 was the result of improved mix of higher margin storage products during the nine months ended June 30, 2010 as a percentage of total revenue. We anticipate that our gross profit margins will continue to improve through the balance of fiscal 2010.

Total Operating Expenses

Our total operating expenses increased approximately 77% to $5,822,391for the nine months ended June 30, 2010 as compared to $3,286,965 for the nine months ended June 30, 2009. These changes include:

•           Sales and marketing expense. Sales and marketing expense includes salaries, commission, occupancy, telephone, travel, and entertainment expenses for direct sales personnel.  For the nine months ended June 30, 2010, sales and marketing costs were $1,189,661 as compared to $864,184 for the nine months ended June 30, 2009, an increase of $325,477or approximately 38%. The increase was due primarily to hiring additional sales and marketing personnel to support our channel distribution sales and marketing approach during the nine months ended June 30, 2010.

•           Depreciation and amortization expense. For the nine months ended June 30, 2010, depreciation and amortization expense amounted to $495,894 as compared to $432,839 for the nine months ended June 30, 2009, an increase of $63,145 or 15%.

•          Research and Development. For the nine months ended June 30, 2010, research and development costs were $353,092 as compared to $250,450 for the nine months ended June 30, 2009, an increase of $102,642 or approximately 41%.

•           General and administrative expense. For the nine months ended June 30, 2010, general and administrative expenses were $3,783,654 as compared to $1,739,492 for the nine months ended June 30, 2009, an increase of $2,044,162 or approximately 118%. For the nine months ended June 30, 2010 and 2009 general and administrative expenses consisted of the following:

	Fiscal Q3	Fiscal Q3
	2010	2009
Occupancy	$16,065	$21,383
Consulting	172,872	70,415
Employee compensation	2,958,365	1,324,193
Professional fees	175,120	137,602
Internet/Phone	8,575	31,272
Travel/Entertainment	24,374	3,399
Investor Relations	265,337	49,278
Insurance	34,761	26,889
Other	128,185	75,061
	$3,783,654	$1,739,492

•
For the nine months ended June 30, 2010, Occupancy expense decreased to $16,065 as compared to $21,383. Occupancy expense is lower due to the Company’s relocation to its manufacturing facility in Sterling, Virginia.

•
For the nine months ended June 30, 2010, Consulting expense increased to $172,872 as compared to $70,415. Consulting expense increased primarily as a result of recruiting costs incurred to hire engineering, sale and marketing personnel.

•
For the nine months ended June 30, 2010, salaries and related expenses increased to $2,958,365 as compared to $1,324,193, an increase of $$1,634,172. The increase is due primarily to an increase in non-cash compensation expense of $1,779,332.

•
For the nine months ended June 30, 2010, Professional fees expense increased to $175,120 as compared to $137,602. Professional fees expense increased due to increase costs related to intellectual property patent applications and other legal fees.

•
For the nine months ended June 30, 2010, travel and entertainment expense increased to $24,374 as compared to $3,399.  This increase is primarily due to the increased travel by senior management related to business development activities and investor relations.

•	For the nine months ended June 30, 2010 Other expense amounted to $128,185 as compared to $75,061for the nine months ended June 30, 2009, an increase of $53,124.

•
For the nine months ended June 30, 2010 Investor relations expense increased to $265,337 as compared to $49,278 for the nine months ended June 30, 2009. The increase is due to increased investor relations activity.

We anticipate that general and administrative expenses will decline for the balance of fiscal 2010, as we expect to incur lower of share-based expenses.

LOSS FROM OPERATIONS

We reported a loss from operations of $4,349,497 for the nine months ended June 30, 2010 as compared to a loss from operations of $1,829,200 for the nine months ended June 30, 2009, an increased loss of $2,520,297 or approximately 137.8%.

OTHER INCOME (EXPENSES)

Gain from sale of subsidiary. The gain on sale of subsidiary of $3,452,236 resulted from the sale of IceWEB Virginia, Inc. in March, 2009.  We did not have a similar transaction in the nine month period ended June 30, 2010.

Interest Income. We did not earn any interest income for the nine months ended June 30, 2010, as compared to interest income of $1,142 in the nine month period ended June 30, 2009.  Interest income represented interest earned on interest bearing cash accounts.

Interest Expense.  For the nine months ended June 30, 2010, interest expense amounted to $422,196 as compared to $510,178 for the nine months ended June 30, 2009, a decrease of $87,982 or 17.2%. The decrease in interest expense is primarily attributable to the decrease in borrowings and certain interest bearing liabilities related to our notes payable. Also, during the nine months ended June 30, 2010, we amortized deferred financing costs of $13,265, as compared to $40,233 during the nine months ended June 30, 2009.

NET INCOME/ LOSS

Our net loss was $4,771,693 for the nine months ended June 30, 2010 compared to net income of $1,114,000 for the nine months ended June 30, 2009.

Three Month Period ended June 30, 2010

Revenues

For the three months ended June 30, 2010, we reported revenues of $1,203,878 as compared to revenues of $826,182 for the three months ended June 30, 2009, a decrease of $377,696 or approximately 45.7%.  The decrease is primarily due to the Company’s focus on our high margin data storage business unit and the related decrease in our third party product sales through IceWEB Solutions Group. For the three months ended June 30, 2010, storage revenue accounted for approximately 95% of our revenue as compared to 66% of our revenue during the three months ended June 30, 2009.

Cost of Sales

Our cost of sales consists of component parts for the manufacture of our storage products. For the three months ended June 30, 2010, cost of sales was $613,287, or approximately 51% of revenues, compared to $404,641, or approximately 49% of revenues, for the three months ended June 30, 2009. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was the result of improved mix of higher margin storage products during the three months ended June 30, 2010 as a percentage of total revenue.

Total Operating Expenses

Our total operating expenses increased approximately 52.3% to $1,867,094 for the three months ended June 30, 2010 as compared to $1,225,563 for the three months ended June 30, 2009. These changes include:

•           Sales and marketing expense. For the three months ended June 30, 2010, sales and marketing expenses were $404,443 as compared to $357,596 for the three months ended June 30, 2009, an increase of $46,847 or approximately 13.1%. The increase was due to increased headcount and sales and marketing expense related to the roll-out of our channel sales program during the three months ended June 30, 2010.

•           Depreciation and amortization expense. For the three months ended June 30, 2010, depreciation and amortization expense amounted to $165,585 as compared to $85,793 for the three months ended June 30, 2009, an increase of $79,792 or 93%.

•           General and administrative expense. For the three months ended June 30, 2010, general and administrative expenses were $1,130,005 as compared to $688,154 for the three months ended June 30, 2009, an increase of $441,851 or approximately 64.2%. For the three months ended June 30, 2010 and 2009 general and administrative expenses consisted of the following:

	Fiscal Q3	Fiscal Q3
	2010	2009
Occupancy	$5,403	$13,517
Consulting	89,969	10,273
Employee compensation	593,657	461,258
Professional fees	120,571	123,408
Internet/Phone	3,427	5,551
Travel/Entertainment	23,858	3,400
Investor Relations	235,374	29,500
Insurance	10,808	6,000
Other	46,938	35,247
	$1,130,005	$688,154

•	For the three months ended June 30, 2010, Occupancy expense increased to $5,403 as compared to $13,517.

•
For the three months ended June 30, 2010, Consulting expense increased to $89,969 as compared to $10,273, an increase of $79,696 or 775.8%. Consulting expense increased as a result of increased support costs for internal accounting systems.

•
For the three months ended June 30, 2010, salaries and related expenses increased to $593,657 as compared to $461,258, an increase of $132,399. The increase is due primarily to an increase in non-cash compensation expense of $25,420, which is comprised of increased stock-based compensation expense, and higher salaries.

•
For the three months ended June 30, 2010, Professional fees expense decreased to $120,571 as compared to $123,408.  Professional fees expense increased primarily as a result of legal fees incurred related to business development and on-going litigation activities.

•
For the three months ended June 30, 2010, travel and entertainment expense increased to $23,858 as compared to $3,400. Travel and entertainment expense increased due to increased business development and investor relations activity.

•
For the three months ended June 30, 2010 Other expense amounted to $46,938 as compared to $35,247 for the three months ended June 30, 2009, an increase of $11,691.  The increase was due primarily to increase hosting fees and other headcount related expenses, as we have added resources to support our channel sales strategy.

•	For the three months ended June 30, 2010 Investor relations expense increased to $235,374 as compared to $29,500 for the three months ended June 30, 2009.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,276,503 for the three months ended June 30, 2010 as compared to a loss from operations of $804,022 for the three months ended June 30, 2009, an increase of $472,481or approximately 58.8%.

OTHER INCOME (EXPENSES)

Interest Expense. For the three months ended June 30, 2010, interest expense amounted to $147,240 as compared to $144,884 for the three months ended June 30, 2009, an increase of $2,356.

NET INCOME/ LOSS

Our net loss was $1,423,743 for the three months ended June 30, 2010 compared to a net loss of $948,906 for the three months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2010 and September 30, 2009:

	June 30,	September 30,	$	%
	2010	2009	Change	Change
Working Capital	$(564,456)	$(3,158,232)	$2,593,776	(82.1%)

Cash	1,276,863	63,310	1,213,553	1916.9%
Marketable Securities	800,000	-	800,000	N/A
Accounts receivable, net	1,691,605	424,919	1,266,686	298.1%
Inventory	114,746	151,361	(36,615)	(24.2%)
Total current assets	3,139,508	671,160	2,468,348	367.8%
Property and equipment, net	524,119	752,162	(228,043)	(30.3%)

Intangibles, net	607,725	790,042	(182,317)	(23.1%)
Total assets	$5,084,672	$2,226,684	$2,857,988	128.4%

Accounts payable and accrued liabilities	1,903,186	1,971,376	(68,190)	(3.5%)
Notes payable-current	1,753,194	1,847,755	(94,561)	(5.1%)
Deferred revenue	47,584	10,261	37,323	363.7%
Total current liabilities	3,703,964	3,829,392	(125,428)	(3.3%)
Notes payable-long term	1,057,554	934,756	122,798	13.1%
Total liabilities	4,761,518	4,764,148	(2,630)	(0.1%)
Accumulated deficit	(27,430,251)	(22,658,558)	(4,771,693)	21.1%
Stockholders’ deficit	323,154	(2,537,464)	2,860,618	(112.7%)

Net cash used in operating activities was $2,900,065 for the nine months ended June 30, 2010 as compared to net cash used in operating activities of $1,396,144 for the nine months ended June 30, 2009, an increase of $1,563,921.  For the nine months ended June 30, 2010, we had a loss of $1,423,743 offset by non-cash items such as depreciation and amortization expense of $495,984, share-based compensation expense of $2,181,020, amortization of deferred finance costs of $7,360, and decreases from changes in assets and liabilities of $798,017. During the nine months ended June 30, 2010 we experienced an increase in accounts receivable of $1,266,686, and a decrease in accounts payable during the period of $412,095.   For the nine months ended June 30, 2009, we had net income of $1,114,000 and non-cash items such as depreciation and amortization expense of $432,839, share-based compensation expense of $855,357, amortization of deferred finance costs of $21,108, offset by the gain on sale of our IceWEB Virginia subsidiary in the amount of $3,398,671, and decreases from changes in assets and liabilities of $457,278. During the nine months ended June 30, 2009 we experienced a decrease in accounts receivable of $2,234,488, which was offset by a decrease in accounts payable during the period of $2,953,466. For the nine months ended June 30, 2008, we used cash to fund our net loss of $4,540,382 offset by non-cash items such as depreciation and amortization expense of $409,261, share-based compensation expense of $1,873,089, and offset by changes in assets and liabilities of $806,470.

Net cash used in investing activities for the nine months ended June 30, 2010 was $133,624 as compared to net cash used in investing activities of 28,318 for the nine months ended June 30, 2009. During the nine months ended June 30, 2010, we used cash of $85,624 for property and equipment purchases and $48,000 to acquire 160,000,000 shares of VOIS Inc. common stock.  During the nine months ended June 30, 2009, we used cash of $28,318 for property and equipment purchases.

Net cash provided by financing activities for the nine months ended June 30, 2010 was $4,247,242 as compared to net cash provided of $1,445,021 for the nine months ended June 30, 2009.  For the nine months ended June 30, 2010, net cash provided by financing activities related to proceeds received from the sale of restricted stock of $2,320,630, proceeds from notes payable of $985,900 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $1,898,374, and proceeds from the sale of restricted stock of $2,320,630, offset by repayments on notes payable of $957,662 which were to pay down the balance on the Sand Hill Finance LLC factoring line.  For the nine months ended June 30, 2009, net cash provided by financing activities related to proceeds received from notes payable of $7,060,871 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $454,300, and proceeds from the sale of common stock of $97,000, offset by repayments on notes payable of $(6,122,036) which were to pay down the balance on the Sand Hill Finance LLC factoring line, and repayments of equipment financing of $45,114.

At June 30, 2010 we had a working capital deficit of $564,456 and an accumulated deficit of $27,430,251.  The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2009 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales decreased significantly during the nine months ended June 30, 2010, our gross profit margin was approximately 52% and our sales were not sufficient to pay our operating expenses. We reported a net loss of $4,771,693 for the nine months ended June 30, 2010.  There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At June 30, 2010 we had cash on hand of$1,276,863.  In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At June 30, 2010 we owed Sand Hill Finance, LLC $1,753,194 under this accounts receivable line.

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

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure.

As disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009 our management had previously concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal controls over financial reporting.  Our management had concluded that our internal controls over financial reporting were not effective as a result of insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements as well as ineffective controls over period end financial disclosure and reporting processes. In order to remediate these material weaknesses, beginning in our fiscal second quarter, we have hired additional staff, and prepared and implemented additional written policies and checklists setting forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, including:

•	Implementation of policies that improve the documentation, review, and approval of the calculation of stock option expense, and

•	Implementation of additional controls over inventory management

As a result of these remediation efforts, our management was able to determine at the evaluation date that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.  There have been no changes to internal controls over financial reporting during the three months ended June 30, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2010 we are the subject of, or party to, three known, pending or threatened, legal actions.  As of the date of this report on Form 10-Q, none of the legal proceedings have been resolved.  Following is a discussion of each:

1.
We were named as the defendant in a legal proceeding brought by Charles Rothermel (the plaintiff) in the Equal Opportunity Commission. The plaintiff asserts that Iceweb discriminated against him on the basis of age. The case was filed on May 22, 2009. Plaintiff seeks reinstatement to his job.

2.
We were named as the defendant in a legal proceeding brought by FCN, Inc. (the plaintiff) in the Circuit Court for Montgomery County, Maryland. The plaintiff asserts that Iceweb failed to pay certain invoices for goods or services. FCN prevailed in the Circuit Court and this claim is being appealed to the Court of Special Appeals. The case was filed July 21, 2009. Plaintiff sought $114,038.82.

3.
We were named as the defendant in a legal proceeding brought by Charles Rothermel (the plaintiff) in the Circuit Court of Loudoun County, Virginia. The plaintiff asserts that Iceweb failed to pay certain commissions and salary payments and is seeking $59,065.16. We have filed counterclaims to this claim.  The case was filed December 12, 2009.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We do not expect that the identified legal proceedings, individually, or in the aggregate, will have a material adverse impact on our company’s financial condition, results of operations, or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2010 we executed an Exclusive Finders’ Agreement pursuant to which the Finder acted as the exclusive Finder with respect to sales by us in a private placement transaction of up to $5 million in aggregate principal amount of Equity, Equity-related or debt securities.   We sold 13,080,000 units in exchange for gross proceeds of $2,316,000.  These sales were made in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the Act and Regulation D thereunder.

Jesup & Lamont Securities Incorporated, a broker-dealer and member of FINRA, acted as finder for us in the Offering.  Under the terms of a Finder’s Agreement with the firm, we paid Jesup & Lamont Securities Incorporated a fee of $162,370 and issued them one-year common stock purchase warrants to purchase an aggregate of 877,100 shares of our common stock at an exercise price of $0.40 per share.  In addition, we paid Jesup & Lamont Securities Incorporated legal expenses totaling $25,000 incurred in the preparation of the various transactional documents.  We are using the net proceeds of this offering for general working capital.

Terms of the private placement

We offered for sale restricted stock units, each Restricted Stock Unit (“Unit”) being defined as one (1) share of our Common Stock (the “Shares”) and a warrant (the “Warrants”) to purchase an additional 0.50 shares of our common stock.  The Warrants have a term of twelve (12) months, with an exercise price of $0.40/share.  The Warrant is callable by us in the event the closing price of our Common Stock on the OTCBB exchange closes above $0.50/share for ten (10) consecutive trading days.

Under the terms of the Securities Purchase Agreement we also indemnified the purchasers and each of their officers, directors, shareholders, partners, employees, agents and control persons from any losses or damages as a result of a breach of the agreement by us or any action instituted against a purchaser by any of our shareholders who are not an affiliate of the purchasers with respect to this Offering, other than in the instance of gross negligence or fraud by the purchaser.

During the nine months ended June 30, 2010, we issued 2,000,000 shares of common stock at a per share price of $0.042, valued at $83,000 to an accredited investor. As of June 30, 2010 the Company had not yet received the proceeds from the investor and as a result the Company recorded the subscription receivable as a contra equity account on its balance sheet. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010, we issued 1,000,000 shares of common stock at a per share price of $0.15, valued at $150,000 to an accredited investor as part of a settlement agreement to settle litigation.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010, we issued 300,000 shares of common stock at a per share price of $0.20, valued at $60,000 to an accredited investor as part of a settlement agreement to settle litigation.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010, we issued 150,000 shares of common stock at an average per share price of $0.269, valued at $40,285 to an accredited investor for investor relations activity.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010, we sold 1,000,000 shares of common stock, valued at $130,000 to a Director for $40,000, and recognized stock based compensation expense of $90,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010, we sold 1,500,000 shares of common stock at a per share price of $0.10, valued at $150,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010, we issued 1,000,000 shares of common stock at a per share price of $0.17, valued at $170,000 to an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2010 we issued 9,001,687 shares of restricted common stock at a per share price of $0.089, valued at $802,865, in lieu of pay to our employees.  The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

ICEWEB, INC.

August 16, 2010	By:	/s/ John R. Signorello
John R. Signorello,
Chief Executive Officer, principal executive officer

August 16, 2010	By:	/s/ Mark B. Lucky
Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer