Form 10-Q/A
period 2009-12-31
ICEWEB INC
filed 2010-08-30
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

IceWEB, Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-Q for the quarter  ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the "SEC") on February 16, 2010 (the "Original Filing"). The Original Filing included a discussion of our Controls and Procedures under Item 4, which did not adequately describe the changes in control over financial reporting that we implemented during the quarter.

We are amending the Original Filing to correct this omission in Item 4. Controls and Procedures by restating that section in its entirety. We are not amending any other part of the Original Filing. This amended Form 10-Q also contains currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2. This amendment speaks as of the date of the Original Filing.

Part I

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009, our management had previously concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal controls over financial reporting.  Our management had concluded that our internal controls over financial reporting were not effective as a result of insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements as well as ineffective controls over period end financial disclosure and reporting processes. In order to remediate these material weaknesses, during the period ended December 31, 2009, we implemented additional written policies and checklists setting forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, including:

•	Implementation of policies that improve the documentation, review, and approval of the calculation of stock option expense, and
•	Implementation of additional controls over inventory management.

While our management believes that these changes in our internal controls over financial reporting have substantially cured the material weaknesses at September 30, 2009, we believe we need to expand the staff of our accounting department with additional qualified employees to ensure the proper implementation of these changes.

Changes in internal control over financial reporting.  Other than the changes to internal controls over financial reporting described earlier in this section, there were no changes to internal controls over financial reporting that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

Part II

Item 6. Exhibits

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICEWEB, INC.

By: /s/ John R. Signorello
August 30, 2010	John R. Signorello,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
August 30, 2010	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer