Form 10-Q/A
period 2010-03-31
ICEWEB INC
filed 2010-08-30
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

EXPLANATORY NOTE

IceWEB, Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the U.S. Securities and Exchange Commission (the "SEC") on May 17, 2010 (the "Original Filing"). The Original Filing included a discussion of our Controls and Procedures under Item 4, which did not adequately describe the changes in control over financial reporting that we implemented during the quarter.

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

As disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009, our management had previously concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal controls over financial reporting. Our management had concluded that our internal controls over financial reporting were not effective as a result of insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements as well as ineffective controls over period end financial disclosure and reporting processes. During the quarter ended December 31, 2009 we completed certain remedial actions, including the implementation of policies that improved the documentation, review and approval of the calculation of stock option expense and the implementation of additional controls over our inventory management. During the period ended March 31, 2010, we hired additional staff which allowed us to more effectively implement policies and checklists setting forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

As a result of these changes, our management believes that we have cured the material weaknesses in our disclosure controls and procedures and out internal control over financial reporting at September 30, 2009.

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