Form 10-Q/A
period 2010-03-31
ICEWEB INC
filed 2010-10-15
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

IceWEB, Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the U.S. Securities and Exchange Commission (the "SEC") on May 17, 2010 (the "Original Filing"). The Original Filing included a discussion of our Controls and Procedures under Item 4, which did not adequately describe the changes in control over financial reporting that we implemented during the quarter.   We have previously amended the Original Filing on August 30, 2010 (the “Amended Filing”) filing in response to staff comments to correct the omission.

We are further amending the Original Filing in further response to staff comments to correct this omission in Item 4. Controls and Procedures by restating that section in its entirety. We are not amending any other part of the Original Filing or the Amended Filing. This amended Form 10-Q also contains currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2. This amendment speaks as of the date of the Original Filing.

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

Changes in internal control over financial reporting. During the period ended March 31, 2010, we hired additional staff which allowed us to more effectively implement policies and checklists setting forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. These changes specifically addressed our internal control over inventory management and implement a greater level of review and oversight over our internal controls over financial reporting. There were no other changes to internal controls over financial reporting that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

ICEWEB, INC.

	By:	/s/ John R. Signorello
October 15, 2010	John R. Signorello,
Chief Executive Officer, principal executive officer

	By:	/s/ Mark B. Lucky
October 15, 2010	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer