Form 10-K
period 2010-09-30
ICEWEB INC
filed 2010-12-29
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-27865

IceWEB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2640971
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

22900 Shaw Road, Suite 111, Sterling, VA	20166
(Address of principal executive offices)	(Zip Code

Registrant’s telephone number, including area code:  (571) 287-2388

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

Indicate by checkmark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.

 Yes ☐ No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act

 Yes ☐ No ☑

Indicate by checkmark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was $ 20,398,134.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.  The number of common shares issued and outstanding as of December 17, 2010 was 137,975,867 shares.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms the “Company”, “IceWEB”, "we", "our", and "us" refers to IceWEB, Inc., a Delaware corporation, and our subsidiaries.  When used in this report, “fiscal year 2010” means the year ended September 30, 2010 and "fiscal year 2009" means the year ended September 30, 2009.  The information which appears on our Web sites is not part of this report.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Headquartered just outside of Washington, D.C., we manufacture and market purpose built appliances, network and cloud attached storage solutions and deliver on-line cloud computing application services.  Our customer base includes U.S. government agencies, enterprise companies, and small to medium sized businesses (SMB).  We have three key product offerings:

•	Iceweb 3000/5000 Unified Network Storage Solutions
•	Purpose Built Network/Data Appliances
•	Cloud Computing Products/Services

Iceweb, the Iceweb logo and other trademarks or service marks of Iceweb are the property of Iceweb.

IceWEB 3000/5000 Unified Data Storage Solutions

IceWEB is a provider of high performance Unified Data Storage solutions.  Our storage systems make it possible to run and manage files and applications from a single device and consolidates file-based and block-based access in a single storage platform which supports Fibre Channel SAN, IP-based SAN (iSCSI), and NAS (network attached storage).

A unified storage system simultaneously enables storage of file data and handles the block-based I/O (input/output) of enterprise applications.  One advantage of unified storage is reduced hardware requirements. Instead of separate storage platforms, like NAS for file-based storage and a RAID disk array for block-based storage, unified storage combines both modes in a single device. Alternatively, a single device could be deployed for either file or block storage as required.

In addition to lower capital expenditures for the enterprise, unified storage systems can also be simpler to manage than separate products.  The IceWEB Storage System offers one platform for file and block data of all kinds.  Whether it's Microsoft Exchange, SQL Server or Oracle databases, virtualized environments, scanned images, files, video, pictures, graphics, or voice data, IceWEB maximizes the efficiency of storage by centralizing all data on one platform secured with strong data protection capabilities.

The IceWEB Storage System is an all-inclusive storage management system which includes de-duplication; unlimited snapshots; thin provisioning; local or remote, real-time or scheduled replication; capacity and utilization reporting, and integration with virtual server environments.  Unified storage systems enjoy the same level of reliability as dedicated file or block storage systems.

We believe that our product offerings have broad appeal in the enterprise and federal marketplaces, and are used as core building blocks (enabling technologies) of business critical storage infrastructure for a diverse group of data intensive key vertical market segments such as geospatial information systems, entertainment, security and defense, higher education, Internet Service Providers, Managed Service Providers, Oil and Gas, and Health Care.  Our innovative storage systems deliver levels of performance, scalability, versatility and simplicity that exceed existing network storage alternatives. Our Unified Network Storage offering is deployed as storage operating system software on our network attached storage (NAS), and storage area network (SAN) hardware products. This Unified Network Storage environment empowers companies to:

-	Quickly and easily deploy large complex data storage infrastructure environments
-	Reduce administrative costs for managing their storage by making complex technical tasks far more simple to accomplish
-	Reduce hardware and capital expenditure costs by more effectively using the storage within the system and repurposing older legacy hardware
-	Protect their business critical data by leveraging Iceweb’s built-in data replication features
-	Integrate with emerging server virtualization software (VMWare, Citrix Xen and Microsoft’s Hyper V) to better manage those solutions

IceWEB’s file management system replaces complex and performance-limited products with high performance, scalable and easy to use systems capable of handling the most data intensive applications and environments.  We believe that our solution delivers three key benefits:

Performance - which equals or exceeds all competitive products

Management – which requires less expertise and time from overburdened technical staffers

Cost – our solutions typically can be deployed costing two to three times less than those of ours competitors, and are far more feature rich

The Competitive Landscape

IceWEB competes with other storage vendors such as Compellent Technologies, Inc., Isilon Systems, Inc., and HP LeftHand Networks.  In addition, we find ourselves becoming an alternative in our customers’ eyes to purchasing additional equipment from large and expensive legacy storage providers such as EMC Corporation, IBM, Network Appliance and Hitachi Data Systems.  With data growing exponentially within all organizations, budgetary and common sense decision making is creating a second tier storage marketplace where our IceWEB 3000/5000 products are perceived as compelling data storage solutions.  Customers are recoiling from the high costs and fork-lift upgrades often required by the larger Tier 1 storage providers that are necessary to accommodate their rapid data growth.  Rather than purchasing additional expensive solutions from their existing vendors they opt to deploy our products with their versatile and feature rich capabilities in an overflow or project by project type environment.  Because our storage capacity can be purchased two to three times more cheaply than the legacy alternatives, these customers are actually able to purchase ahead of their perceived data growth rate.

Purpose Built Network and Data Appliances

IceWEB has been building Purpose Built Network and Data Appliances for several years.  Purpose Built Network and Data Appliances are devices which provide computing resources (processors and memory), data storage, and specific software for a specific application.  The primary appliance products that IceWEB has built have historically been centered on a single large business partner, ESRI Corporation.  IceWEB and ESRI have collaborated to create ultra-high performance IceWEB/ESRI GIS systems that allow customers to access massive amounts of data with unprecedented speed.  ESRI Corporation takes full responsibility for marketing to their customers and business partners, via their worldwide sales and consultancy organization.

IceWEB, in an effort to capitalize on what has been a successful model built within the Geographical Information System space, with ESRI has expanded our marketing of our appliance design, manufacturing and support capabilities to additional prospective partners.  In October 2010 IceWEB, Spot Image (a large satellite GIS data provider based in France), and Google Corporation agreed that IceWEB would build an appliance to deliver GIS imagery from Spot Image satellite data, powered by Google Earth Enterprise.  This Google Earth Engine appliance will be marketed worldwide through existing Spot Image and Google business partners.  IceWEB has also recently introduced a Cloud Storage Appliance, a device which allows organizations and/or service providers to rapidly and easily deploy cloud based storage services to their constituents and customers.  We are aggressively pursuing other Purpose Built Appliance opportunities and hope that this strategy will begin to contribute significantly to our business ramping over the next six months.  Our goal is that the Appliance business segment be grown to contribute approximately 35% of overall business revenue by the end of Fiscal Year 2010.  We expect to achieve this through our ongoing sales, marketing and research and development efforts, funded by operations.

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

Our Customers

Our products have been sold to customers in the U.S., Canada and Europe across a broad range of industries, including GIS; oil and gas; state, local and federal government; and healthcare. We believe that our customers have a high level of satisfaction with our products and services.  During the year ended September 30, 2010 one customer accounted for 10% or more of our consolidated revenue.

Sales and Marketing Plans

We intend to sell of all of our products via full “channel-based” model.  In a Channel Based sales model, companies with products or services build partnerships with Systems Integrators, other manufacturers, vertical companies (such as ESRI and Spot Image), and distributors and leverage the sales resources of those groups to drive sales of products/services.  The value of a Channel Based sales model is twofold.  First it allows IceWEB to grow total sales volume significantly while keeping sales staff (and hence SG&A) low.  Rather than building a significant worldwide sales force of our own, this model allows us to build a small Channel Organization responsible for identification, training and support of partner organizations to ensure their success and productivity.  The second value of the Channel Based model is that partners bring their own knowledge of key accounts and have relationships already in place – this compresses the sales cycle, increases the close ratio on new business, and funnels more sales into IceWEB products and services.

As of September 30, 2010 we have 45 value added resellers, including ESRI, Google, Utilipath, LLC, Spot Image, James River Technical, Inc., and a distribution agreement with Promark Technology, Inc.

We continue to aggressively pursue partner agreements to increase our sales and market exposure and footprint.  Such partner agreements typically take between three and six months to develop prior to materially increasing sales revenues.

Manufacturing

Manufacturing is conducted at company headquarters in Sterling, VA.  Utilizing chassis from premium manufacturers such as AIC Corporation, Intel, SuperMicro, and others, all systems are built, burned, and tested at this facility by our in-house engineering and production staff. We manufacture data appliances, Modular Lightweight Portable enterprise servers (MLP), workgroup servers, data storage management platforms, as well as an array of database and customized appliances.  We use best-of-breed readily available, commercial off-the-shelf products sourced from various resellers and suppliers in our manufacturing process.

Competition

The market for IceWEB storage is highly competitive and likely to become even more competitive in the future. Established companies have historically dominated the storage market, including EMC, Network Appliance, Dell, Hewlett-Packard, Sun Microsystems, Hitachi Data Systems and IBM.

In addition there is additional competition from smaller companies such as Compellent Technologies and Isilon. In the future, new competitors will emerge as well as increased competition, both domestically and internationally, from other established storage companies.     The principal competitive market factors are:

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

Purchase of Interest in VOIS Inc.

As also described later in this section, in November 2009 we purchased 800,000 common shares of VOIS Inc. (OTCBB: VOISD), a development stage company that operates a social commerce website where people can find and do business with buyers and sellers of on-demand work or manufacturing around the world for $48,000.  The shares represent approximately a 6% interest in VOIS as of September 30, 2010.

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

In May 2004, we acquired substantially all of the assets of DevElements, Inc. of Virginia, including software licenses, source code, potential patents and trademarks, cash, hardware, and equipment. As consideration for the purchase of the assets, we paid DevElements $100,000 and agreed to the assumption of liabilities up to an aggregate of $150,000. In exchange for the 19% interest in DevElements, we issued to the stockholders of DevElements 187,500 shares of our common stock and options to purchase 187,500 shares of common stock exercisable at a price of $27.20 per share and expiring May 13, 2010. We issued to the stockholders options to purchase 6,250 shares, which were contingently exercisable upon the satisfaction of certain performance criteria. The performance criteria, which required contracts, task orders and other work assignments involving billing of at least $840,000 during the six-month period ending November 13, 2004, was not met and the options were cancelled.

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

On November 15, 2006, we acquired certain of the assets of True North Solutions related to its governmental customer business for $350,000 of which $250,000 was paid in cash and the balance was paid through the delivery of a $100,000 principal amount promissory note secured by collateral pledge of the assets, payable immediately upon accomplishment of the novation of the GSA Schedule. Under the terms of the agreement, we acquired the customers, forecast, contract renewals, and GSA schedule of True North Solutions. We permitted True North Solutions to use the purchased assets until December 31, 2006 pursuant to which we acted as the seller’s subcontractor until the novation of the GSA Schedule was complete. The novation of the GSA schedule was completed in March, 2009.  The assets acquired in this transaction became the basis for our IceWEB Virginia, Inc. subsidiary.

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

In March, 2009, we sold 100% of the capital stock of our wholly-owned subsidiary, IceWEB Virginia, Inc. to an unrelated party.  We exchanged our GSA schedule and 1,000,000 shares of our common stock valued at $80,000 for the assumption of approximately $3.2 million in liabilities.  In fiscal 2008, sales for IceWEB Virginia, Inc. accounted for approximately $14,887,587 or 91% of our total sales

On November 3, 2009 we purchased 800,000 shares of common stock from VOIS Inc. for $48,000 in a private transaction.  Immediately prior to the transaction, on October 30, 2010 Mr. Mark B. Lucky, our Chief Financial Officer, joined the Board of VOIS, and on November 2, 2009 Mr. John R. Signorello, our Chief Executive Officer, purchased 1,125,000 shares of VOIS’ common stock, which then represented approximately 27% of its outstanding common stock, from a former executive officer and director of our company for nominal consideration.  Mr. Lucky resigned his positions with VOIS on October 25, 2010.

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

We have an accumulated deficit of approximately $29.6 million at September 30, 2010.  For the Years ended September 30, 2010 and 2009, we had a net loss of approximately $6.96 million and approximately $2.53 million, respectively.  In fiscal year 2010, cash used in operations was approximately $4.13 million and we had approximately $540,000 of cash on hand at September 30, 2010. The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended September 30, 2010 contains a qualification expressing substantial doubt as to our ability to continue as a going concern as a result of our net losses and cash used in operations. We reported an increase in our sales from continuing operations for fiscal 2010 as compared to fiscal 2009 of approximately 49.7% which is primarily related to the Company’s focus on its storage business beginning in late fiscal 2009.  We cannot assure you that our sales will increase in future periods, nor can we assure you that they will not further decrease. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources, as well as issue additional equity to raise capital. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through the issuance of equity and short-term loans. Capital is typically needed not only to fund our ongoing operations and to pay our existing obligations, but is also necessary if we wish to acquire additional assets or companies and for the effective integration, operation and expansion of these businesses. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our sales, manage our business and control our expenses. At September 30, 2010, we had a working capital deficit of approximately $1,250,000.

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

In fiscal year 2010, a substantial amount of our net revenue was generated from Geographic Information Systems (“GIS”), state, local, and federal government, oil and gas companies, and our primary distributor, Promark Technology, Inc.  . If, however, economic conditions change for these industries, or if we are unable to continue to attract significant numbers of customers in other industries, our prospects for growth could be reduced.

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

OUR FACTORING AGREEMENT WITH SAND HILL FINANCE, LLC CONTAINS CERTAIN TERMS WHICH MAY ADVERSELY AFFECT OUR ABILITY TO RAISE CAPITAL IN FUTURE PERIODS.

In December 2005 and as amended during fiscal 2006 and fiscal 2009, we entered into a Finance Agreement with Sand Hill Finance, LLC for a $2.75 million accounts receivable factoring line. Under the terms of this agreement we agreed not to take certain actions including undertaking a transaction which would result in a change of control of our company or the transfer of more than 20% of our securities and incurring any indebtedness other than trade credit in the ordinary course of business. These restrictions may limit our ability to raise working capital as needed.

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

At September 30, 2010 we had outstanding:

•	134,443,725 shares of our common stock,
•	626,667 shares of Series B Convertible Preferred Stock owned by our Chief Executive Officer which is convertible into 626,667 shares of our common stock,
•	common stock purchase warrants to purchase a total of 8,287,100 shares of our common stock with exercise prices ranging from $0.20 to $2.00 per share, and
•

Stock options granted under our 2000 Management and Director Equity Incentive and Compensation Plan which are exercisable into 11,604,404 shares of our common stock with a weighted average exercise price of $0.296 per share.

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

In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors. We presently have outstanding 626,667 shares of Series B Convertible Preferred Stock.  Our Board of Directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

OUR COMMON STOCK COULD BE REMOVED FROM QUOTATION ON THE OTCBB IF WE FAIL TO TIMELY FILE OUR ANNUAL OR QUARTERLY REPORTS. IF OUR COMMON STOCK WAS NO LONGER ELIGIBLE FOR QUOTATION ON THE OTCBB, THE LIQUIDITY OF OUR STOCK MAY BE FURTHER ADVERSELY IMPACTED.

Under the rules of the Securities and Exchange Commission we are required to file our quarterly reports within 45 days from the end of the fiscal quarter and our annual report within 90 days from the end of our fiscal year. Under rules adopted by the Financial Industry Regulatory Authority (FINRA) in 2005 which is informally known as the “Three Strikes Rule”, a FINRA member is prohibited from quoting securities of an OTCBB issuer such as our company if the issuer either fails to timely file these reports or is otherwise delinquent in the filing requirements three times in the prior two year period or if the issuer’s common stock has been removed from quotation on the OTCBB twice in that two year period. If we were to fail to file three reports on a timely basis our stock would be removed from quotation on the OTCBB and would in all likelihood then be quoted on the Pink Sheets Electronic Quotation Service. Pink Sheets offers a quotation service to companies that are unable to list their securities on the OTCBB or an exchange. The requirements for listing on the Pink Sheets are considerably lower and less regulated than those of the OTCBB an exchange. If our common stock were to be quoted on the Pink Sheets, it is possible that even fewer brokers or dealers would be interested in making a market in our common stock which would further adversely impact its liquidity.

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

ITEM 3.  LEGAL PROCEEDINGS.

At September 30, 2010 we are the subject of, or party to, eight known, pending or threatened, legal actions. As of the date of this report on Form 10-K, one of the legal proceedings have been resolved.  Following is a discussion of each:

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

3.    We were named as the defendant in a legal proceeding brought by Charles Rothermel (the plaintiff) in the Equal Opportunity Commission. The plaintiff asserts that Iceweb breached its employment agreement with him.

4.    We were named as the defendant in a legal proceeding brought by Charles Rothermel (the plaintiff) in the Equal Opportunity Commission. The plaintiff asserts that Iceweb discriminated against him on the basis of age.

5.    We were named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff.

6.    We were named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff.

7.    We were named as the defendant in a legal proceeding brought by Computerlinks of North America, Inc. (the plaintiff) in the Circuit Court of Travis County, Texas. The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff. The plaintiff received a Summary Judgment for $141,144.22 as of November 5, 2010.

8.    We were named as the defendant in a legal proceeding brought by FCN, Inc. (the plaintiff) in the Maryland Court of Special Appeals. The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff. This suit was settled on October 22, 2010 in the amount of $65,000.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.  (REMOVED AND RESERVED)

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

	High	Low
Fiscal 2009
First quarter ended December 31, 2008	$0.18	$0.041
Second quarter ended March 31, 2009	$0.15	$0.052
Third quarter ended June 30, 2009	$0.11	$0.05
Fourth quarter ended September 30, 2009	$0.14	$0.05

Fiscal 2010
First quarter ended December 31, 2009	$0.235	$0.07
Second quarter ended March 31, 2010	$0.23	$0.075
Third quarter ended June 30, 2010	$0.47	$0.135
Fourth quarter ended September 30, 2010	$0.30	$0.105

As of December 20, 2010 the last sale price of our common shares as reported on the OTC Bulletin Board was $0.17 per share.  As of December 20, 2010, there were approximately 3,875 record owners of our common stock.

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

Recent Sales Of Unregistered Securities

In July 2010, we issued 2,678,571 shares of common stock valued at $401,786 to Optimus Capital Partners, LLC as consideration in the settlement of certain litigation.  The recipient was an accredited investor and the issuance was exempt from registration under the Section Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In September 2010, we issued 3,000,000 shares of our common stock in full satisfaction of $1,090,136 of principal and interest due under a convertible debenture. The recipient was an accredited investor and the issuance was exempt from registration under the Section Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable for a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and are subject to a number of known and unknown risks and external factors that in addition to general, economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements, as more fully discussed below and elsewhere in this filing.

OVERVIEW

IceWEB is a provider of high performance Unified Data Storage solutions.  Our storage systems make it possible to run and manage files and applications from a single device and consolidate file-based and block-based access in a single storage platform which supports Fibre Channel SAN, IP-based SAN (iSCSI), and NAS (network attached storage).

A unified storage system simultaneously enables storage of file data and handles the block-based I/O (input/output) of enterprise applications.  One advantage of unified storage is reduced hardware requirements. Instead of separate storage platforms, like NAS for file-based storage and a RAID disk array for block-based storage, unified storage combines both modes in a single device. Alternatively, a single device could be deployed for either file or block storage as required.

In addition to lower capital expenditures for the enterprise, unified storage systems can also be simpler to manage than separate products.  The IceWEB Storage System offers one platform for file and block data of all kinds.  Whether it's Microsoft Exchange, SQL Server or Oracle databases, virtualized environments, scanned images, files, video, pictures, graphics, or voice data, IceWEB maximizes the efficiency of storage by centralizing all data on one platform secured with strong data protection capabilities.

The IceWEB Storage System is an all-inclusive storage management system which includes de-duplication; unlimited snapshots; thin provisioning; local or remote, real-time or scheduled replication; capacity and utilization reporting, and integration with virtual server environments.  Unified storage systems enjoy the same level of reliability as dedicated file or block storage systems.

We believe our business model is highly differentiated and provides us with several competitive advantages. We sell our products through a two-tier channel sales model designed to enable us to quickly scale and cost effectively increase sales. We have built a strong internal sales team, which is spread geographically by region throughout the United States to assist our channel partners with sales calls, service and support offerings, product matter expertise, configuration and pricing, and product demonstration.

On December 22, 2007, we acquired 100% of the outstanding stock of Inline Corporation, (now known as IceWEB Storage Corporation) for $1,925,128 in cash, plus 503,356 shares of our common stock valued at $276,846, the fair market value on the date of acquisition. The purchase of Inline Corporation included the acquisition of assets of $2,688,795, and liabilities of $614,668.

In March, 2009, we sold 100% of the capital stock of our wholly-owned subsidiary, IceWEB Virginia, Inc. to an unrelated party.  We exchanged our GSA schedule and 1,000,000 shares of our common stock valued at $80,000 for the assumption of approximately $3.2 million in liabilities.  In fiscal 2008, sales for IceWEB Virginia, Inc. accounted for approximately $14,887,587 or 91% of our total sales

On November 3, 2009 we purchased 800,000 shares of common stock from VOIS Inc. for $48,000 in a private transaction.  Immediately prior to the transaction, on October 30, 2010 Mr. Mark B. Lucky, our Chief Financial Officer, joined the Board of VOIS, and on November 2, 2009 Mr. John R. Signorello, our Chief Executive Officer, purchased 1,125,000 shares of VOIS’ common stock, which then represented approximately 27% of its outstanding common stock, from a former executive officer and director of our company for nominal consideration.  Mr. Lucky resigned his positions with VOIS on October 25, 2010.

CHANGE IN PRESENTATION

We have changed the presentation of our results for the fiscal year ended September 30, 2009 to reflect as discontinued operations the results of operations of our IceWEB Virginia, Inc. subsidiary in response to comments from the staff of the SEC.  This change did not result in a restatement of our 2009 financial statements.  As noted above, we sold 100% of the capital stock of our wholly-owned subsidiary, IceWEB Virginia, Inc. to an unrelated party in March, 2009.  Discontinued operations reflect the results from IceWEB Virginia, Inc. through the date of sale.

Results of Operations

FISCAL YEAR 2010 AS COMPARED TO FISCAL YEAR 2009

The following table provides an overview of certain key factors of our results of operations for fiscal year 2010 as compared to fiscal year 2009:

	Fiscal Year Ended September 30,		$	%
	2010	2009	Change	Change
Sales	$3,353,286	$2,240,363	$1,112,923	49.7%
Cost of sales	1,742,110	1,326,385	415,725	31.3%
Operating Expenses:
Sales and marketing	1,690,684	1,004,970	685,714	68.2%
Depreciation and amortization	662,003	696,723	(34,720)	(5.0)%
Research and development	533,713	336,616	197,097	58.6%
General and administrative	5,325,898	3,538,086	1,787,812	50.5%
Total operating expenses	8,212,298	5,576,395	2,635,903	47.3%
Loss from continuing operations	(6,601,122)	(4,662,417)	(1,938,705)	41.6%
Income from discontinued operations	—	136,408	(136,408)	(100.0)%
Gain from sale of subsidiary	—	2,666,236	(2,666,236)	(100.0)%
Total other income (expense)	(363,111)	(666,829)	303,718	(45.5)%
Net loss	$(6,964,233)	$(2,526,602)	(4,437,631)	175.6%

Other Key Indicators:

	Fiscal	Fiscal
	2010	2009	Change
Cost of sales as a percentage of sales	51.95%	59.20%	(7.3)%
Gross profit margin	48.05%	40.80%	7.3%
General and administrative expenses as a percentage of sales	158.83%	157.92%	0.9%
Total operating expenses as a percentage of sales	244.90%	248.91%	(4.0)%

Sales

Our sales increased approximately 49.7% in fiscal year 2010 from fiscal year 2009.  Of our total net sales for fiscal 2010, approximately $3,152,346 is attributable to our sale of storage products, and approximately $200,940 is attributable to sales from our online products and services. Of our total net sales for fiscal 2009, approximately $1,957,856 is attributable to our sale of storage products, and approximately $282,507 is attributable to sales from our online products and services.

The increase in fiscal 2010 net sales from fiscal 2009 is primarily due to the increase in our IceWEB storage products, as we have refocused our efforts on our leading edge storage products.  We anticipate revenues for fiscal 2011 will increase due to sales of our Unified Network Storage Solutions and other data storage products.

.

Cost of Sales and Gross Profit

Our cost of sales consists primarily of products purchased to manufacture our storage products.  For fiscal 2010, cost of sales was approximately 52.0% of sales, as compared to approximately 59.0% of sales, for fiscal 2009. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for fiscal 2010 as compared to fiscal 2009 was the result of an increase in higher margin storage sales in fiscal 2010. We anticipate that our cost of sales as a percentage of revenue will remain in the 50% to 55% range in fiscal 2011, as 95% of our fiscal 2010 revenues are expected to come primarily from our higher margin storage business.

Total Operating Expenses

Our total operating expenses increased approximately 47% for fiscal 2010 as compared to fiscal 2009.  The increase is primarily due to increased headcount in sales and marketing, increased investment in research and development, and our investment in launching our channel sales distribution model.  This increase includes:

•            Sales and Marketing. Sales and marketing expense includes salaries, commission, occupancy, telephone, travel, and entertainment expenses for direct sales personnel.  For the fiscal year ended September 30, 2010, sales and marketing costs were $1,690,684 as compared to $1,004,970 for the fiscal year ended September 30, 2009, an increase of $685,714 or approximately 68.2%. The increase was due primarily to hiring additional sales and marketing personnel to support our channel distribution sales and marketing approach during the fiscal year ended September 30, 2010

•            Depreciation and amortization expense. For fiscal 2010, depreciation and amortization expense decreased approximately 5% from fiscal 2009.

 Amortization expense is related to the customer relationships and manufacturing GSA schedule which are intangible assets that we generated through our acquisition of Inline Corporation.  The GSA schedule is being amortized on a straight-line basis over three years. Amortization expense was $243,090 for both fiscal 2010 and fiscal 2009.

•           Research and development expense.  For fiscal 2010, research and development expenses increased approximately 59% from fiscal 2009.  This increase is related to increased research and development efforts related to our storage products.  We anticipate the spending on research and development in fiscal 2011 will be approximately $175,000 per quarter related to developing and enhancing our storage solutions and pursuing intellectual property patents when we believe it is warranted.

•            General and administrative expense. For fiscal 2010, general and administrative expenses increased approximately 51% from fiscal 2009. This increase is primarily attributable to higher stock-based compensation, higher investor relations expense, higher bad debt expense, and higher legal and professional fees.  For fiscal 2010 and 2009, general and administrative expenses consisted of the following:

	2010	2009
Salaries/benefits	3,483,798	2,897,647
Occupancy	24,139	50,258
Professional fees	659,547	82,929
Other	518,303	125,922
Consulting	193,783	85,738
Investor Relations	358,780	173,686
Travel/Entertainment	32,361	26,867
Internet/Phone	8,883	35,967
Insurance	46,304	59,072
	5,325,898	3,538,086

The principal changes in fiscal 2010 as compared to fiscal 2009 include:

•

For fiscal 2010, salaries and related taxes and benefits increased approximately 20.2% from fiscal 2009. The increase was primarily attributable to the increase in headcount, the increase in stock based compensation, and expense recorded in accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments”), for fiscal 2010 of $329,604, an increase of 15%.

•	For fiscal 2010, occupancy expense decreased approximately 52% from fiscal 2009. The decrease was due to consolidation and relocation of office locations.

•

For fiscal 2010, professional fees increased $576,619, or approximately 695% from fiscal 2009. The increase was primarily attributable to an increase in legal fees incurred and the settlement of lawsuits against us in fiscal 2010.

•	For fiscal 2010, other expense increased approximately 312% from fiscal 2009. The increase is primarily due to an increase in bad debt expense of $300,000, and hosting fees of $48,735.

•

For fiscal 2010, consulting expense increased by approximately 126% from fiscal 2009. The increase was primarily due to non-recurring consulting fees related to our capital raising activities, and human resources recruiting fees.

•

For fiscal 2010, investor relations expense increased approximately 107% from fiscal 2009. The increase was attributable to an increase in general investor relations activity versus fiscal 2009.  We expect that in fiscal 2011 our investor relations activity and related expense will be substantially flat.

•	For fiscal 2010, internet and telephone expense decreased approximately 75%. The decrease was attributable to cost cutting measures adopted by us.

•	For fiscal 2010, travel and entertainment expense increased approximately 20%. The increase was attributable to an increase in general business, and travel-related investor relations activity.

•	For fiscal 2010, insurance expense decreased approximately 22% from fiscal 2009. The decrease was attributable to lower premiums paid for general business and directors and officer’s insurance.

LOSS FROM CONTINUING OPERATIONS

Our loss from operations increased approximately 42% in fiscal year 2010 as compared to fiscal year 2009.  This increase is primarily the result of increased headcount, increased research and development efforts, and our investment in our channel marketing sales programs.

GAIN (LOSS) ON DISCONTINUED OPERATIONS

Results from discontinued operations were as follows:

	Fiscal Year Ended September 30,
	2010	2009
Sales	$—	$1,694,322
Cost of sales	—	1,348,307
Operating Expenses:
Sales and marketing	—	163,694
Depreciation and amortization	—	45,913
Subtotal	—	209,607
Income from discontinued operations	—	136,408
Gain from sale of discontinued operations	—	2,666,236
Total Gain from discontinued operations	$—	$2,802,644

During the fiscal second quarter of 2009 we sold our wholly owned subsidiary, Iceweb Virginia, Inc. to an unrelated third party.

For 2009 we earned revenues in discontinued operations of $1,694,322.  We had no comparable discontinued operations in fiscal 2010.

Total operating expenses of discontinued operations in fiscal 2009 amounted to $209,607, and consisted of primarily sales and marketing expenses associated with IceWEB Virginia, Inc. and the amortization of the GSA schedule through the date of sale of the subsidiary.

Gain (loss) from sale of assets. During the fiscal year 2009 we recorded a gain of $2,666,236 on the sale of our IceWEB Virginia, Inc. subsidiary. We did not have a comparable transaction in fiscal 2010.

TOTAL OTHER INCOME (EXPENSES)

Interest Expense. For fiscal 2010, interest expense decreased approximately 17%. The decrease in interest expense is primarily attributable to lower average outstanding note balances during fiscal 2010, and lower deferred loan fee amortization in fiscal 2010 of $27,015 as compared to deferred loan fee amortization of $127,015 in fiscal 2009.

NET LOSS

Our net loss was $6,964,233 for fiscal 2010 compared to $2,526,602 for fiscal 2009, an increase of $4,437,631 or approximately 176%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

	September 30, 2010	September 30, 2009	$ Change	% Change
Working Capital	$(1,250,033)	$(3,158,232)	$1,908,199	(60.4)%

Cash	540,156	63,310	476,846	753.2%
Accounts receivable, net	1,529,852	424,919	1,104,933	260.0%
Inventory	62,197	151,361	(89,164)	(58.9)%
Total current assets	2,170,310	671,160	1,499,150	223.4%
Property and equipment, net	418,873	752,162	(333,289)	(44.3)%

Intangibles, net	546,952	790,042	(243,090)	(30.8)%
Marketable securities	524,800	—	524,800	N/A
Total assets	$3,674,255	$2,226,684	$1,447,571	70.9%

Accounts payable and accrued liabilities	1,711,619	1,971,376	(259,757)	(13.2)%
Notes payable-current	1,649,140	1,847,755	(198,615)	(10.7)%
Deferred revenue	59,582	10,261	49,321	480.7%
Total current liabilities	3,420,342	3,829,392	(409,050)	(10.7)%
Notes payable-long term	0	934,756	(934,756)	(100.0)%
Total liabilities	3,420,343	4,764,148	(1,343,805)	(28.2)%
Accumulated deficit	(29,622,792)	(22,658,560)	(6,964,232)	30.7%
Stockholders’ equity (deficit)	253,912	(2,537,464)	2,791,376	(115.2)%

At September 30, 2010, we had a working capital deficit of $1,250,033 compared to a working capital deficit of $3,158,232 at September 30, 2009, a decrease of $1,908,199.  The decrease in the deficit is primarily attributable to the cash raised in our private placement in June, 2010, in the amount of approximately $2.3 million.  In addition, the changes are primarily attributable to the decreases in accounts payable and accrued expenses of $259,757, and the decrease in our current notes payable of $198,615, offset by the increase in accounts receivable of $1,104,934, and an increase in marketable securities of $524,800.  Also contributing was the decrease in inventory of $89,164 and the increase in deferred revenue of $49,321.

Net cash used in operating activities was $4,128,415 for fiscal 2010 as compared to net cash used in operating activities of $2,145,514 for fiscal 2009, an increase of $1,982,901.  For fiscal 2010, our cash used in operations of $4,128,415 consisted of a net loss of $6,964,233, offset by non-cash items totaling $2,835,818 including items such as depreciation and amortization of $662,003, stock based compensation of $867,365, the amortization of deferred compensation of $1,627,919, and other non-cash items of $938,282.  Additionally, during fiscal 2010 we had a decrease in operating liabilities and an increase in operating assets which incremented our net loss. This change in operating assets and liabilities primarily consisted of an increase in accounts receivable of $1,104,934 attributable to an increase in annual sales, and an increase in prepaid expenses of $33,545,offset by a decrease in net inventory of $89,164, a decrease in accounts payable and accrued liabilities of $259,757 and an increase in deferred revenue of $49,321.

For fiscal 2009, our cash used in operations of $2,145,514 consisted of a net loss of $2,526,602, offset by non-cash items totaling $381,088 including items such as depreciation and amortization of $742,636, stock based compensation of $1,167,721, the amortization of deferred compensation of $1,016,134, and other non-cash items of $162,748.  Additionally, during fiscal 2010 we had a decrease in operating liabilities and a decrease in operating assets which offset our net loss. This change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $2,669,191 attributable to a decrease in annual sales, and a decrease in prepaid expenses of $29,975, a decrease in deposits of $33,035, and a decrease in net inventory of $248,951, offset by a decrease in accounts payable and accrued liabilities of $3,020,165 and an increase in deferred revenue of $2,902.

Net cash used in investing activities for fiscal 2010 was $133,624 as compared to net cash used in investing activities of $99,762 for fiscal 2009.  During fiscal 2010 we used cash of $85,624 for property and equipment purchases, and $48,000 to invest in marketable securities. During fiscal 2009, net cash used in investing activities was $99,762 which was cash used for property and equipment purchases.

Net cash provided by financing activities for fiscal 2010 was $4,738,885 as compared to $2,303,806 for fiscal 2009, an increase of $2,435,079. The primary reason for the increase was due to the proceeds from the sale of common stock of $2,380,630, and the exercise of common stock options of $2,591,626. In addition we made payments on notes payable of $1,835,395, and borrowed $1,602,024 under our financing line.

At September 30, 2010 we had an accumulated deficit of $29,622,792 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2010 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. In spite of our sales, there is no assurance that we will be able to maintain or increase our sales in fiscal 2010 or that we will report net income in any future periods.

We do not have any working capital commitments nor do we not presently have any external sources of working capital. Historically, our sales have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At September 30, 2010 we had cash on hand of $540,156.  In addition to the cash necessary to fund our operating losses, research and development, marketing and general growth, we will need cash to satisfy certain obligations.  In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $1.8 million. This financing agreement was amended in fiscal 2009 to increase the line amount to $2,750,000, and to add an 18 month term loan of $1,000,000 with an interest rate of 24% per annum.  As of September 30, 2010, we had $1,100,860 available under the line of credit facility.

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

Off Balance Sheet Arrangements.

None.

Accounting Pronouncements Recently Adopted

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 became effective for the Company’s second quarter of fiscal year 2010 and the disclosures required by this adoption are included in Note 2 “Fair Value Measurements”, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new accounting guidance that requires enhanced annual disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements, using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The new guidance resulted in enhanced disclosures beginning with the Company’s Form 10-K for the year ended September 30, 2010 included herein.

In December 2007, the FASB issued new accounting and disclosure guidance related to non-controlling interests in subsidiaries (previously referred to as minority interests), which was effective for the Company on October 1, 2009. Among other things, the new guidance requires that a non-controlling interest in a subsidiary be presented as a component of equity separate from the parent’s equity. It also requires that consolidated net income be reported at amounts that include the amounts attributable to both the parent and the non-controlling interests. The new guidance has been applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively to all periods presented herein.

In June 2008, ASC Topic 260, “Earnings Per Share”, was amended to require that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This amendment became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. This Topic became effective October 1, 2009, and did not have an impact on the Company’s consolidated financial statements.

In April 2008, ASC Topic 350, “Intangibles – Goodwill and Other”, was amended to include a list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this amendment, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This amendment required certain additional disclosures beginning October 1, 2009, and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. This Topic became effective October 1, 2009, and did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance was effective for the company on October 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements, and the impact it will have on the Company’s consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)” (“ASU 2010-09”) which provides an update to Topic 855, “Subsequent Events”. This update clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This guidance became effective upon issuance and has been adopted by the Company.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2010

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605)” (“ASU 2010-17”) which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain revenue transactions. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal year 2011 for the Company). This accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, ASC Topic 810 was amended to improve financial reporting by enterprises involved with variable interest entities. This Topic addresses (1) the effects on certain provisions regarding the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860 regarding the accounting for transfers of financial assets, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (fiscal year 2011 for the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. Early adoption is permitted. This accounting guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) which requires additional disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. These amendments affect all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The guidance on disclosures as of the end of a reporting period will be effective for the Company on December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s second quarter of fiscal year 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IceWEB, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IceWEB, Inc.

We have audited the accompanying consolidated balance sheets of IceWEB, Inc. and Subsidiaries as of September 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of our management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IceWEB, Inc. and Subsidiaries, as of September 30, 2010 and September 30, 2009 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses of $6,964,233 and $2,526,602 respectively, for the years ended September 30, 2010 and 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Certified Public Accountants

Boca Raton, Florida

December 20, 2010

IceWEB, Inc. and Subsidiaries

Consolidated Balance Sheets

ASSETS	September 30, 2010	September 30, 2009

CURRENT ASSETS:
Cash	$540,156	$6,310
Accounts receivable, net of allowance for doubtful accounts of $309,000 and $9,000 respectively	1,529,852	424,919
Inventory, net	62,197	151,361
Other current assets	6,875	6,390
Prepaid expenses	31,230	25,180
	2,170,310	671,160

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $2,180,643 and $1,761,730 respectively	418,873	752,162
Deposits	13,320	13,320
Marketable securities, net	524,800	—
Intangible assets, net of accumulated amortization of $668,498 and $425,408, respectively	546,952	790,042
Total Assets	$3,674,255	$2,226,684

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,711,621	$1,971,376
Notes payable	1,649,140	1,847,755
Deferred revenue	59,582	10,261
	3,420,343	3,829,392

Long-Term Liabilities
Notes payable	—	934,756
Total Liabilities	3,420,343	4,764,148

Stockholders' Equity (Deficit)
Preferred stock ($.001 par value; 10,000,000 shares authorized) Series A convertible preferred stock ($.001 par value; 0 shares issued and outstanding)	—	—
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($0.001 par value; 1,000,000,000 shares authorized; 134,443,725 and 68,469,617 shares issued and outstanding, respectively)	134,445	68,471
Additional paid in capital	29,360,833	20,064,998
Accumulated deficit	(29,622,792)	(22,658,560)
Accumulated other comprehensive income	476,800	—
Subscription receivable	(83,000)	—
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)

Total stockholders’ equity (deficit)	253,912	(2,537,464)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,674,255	$2,226,684

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended September 30,
	2010	2009

Sales	$3,353,286	$2,240,363

Cost of sales	1,742,110	1,326,385

Gross profit	1,611,176	913,978

Operating expenses:
Sales and marketing expense	1,690,684	1,004,970
Depreciation and amortization expense	662,003	696,723
Research and development	533,713	336,616
General and administrative	5,325,898	3,538,086

Total operating expenses	8,212,298	5,576,395

Loss From continuing Operations	(6,601,122)	(4,662,417)

Income from discontinued operations	—	136,408
Gain from sale of subsidiary	—	2,666,236
Total gain from discontinued operations	—	2,802,644

Other income (expenses):
Gain on conversion of debt	190,136	—
Interest income	—	1,142
Interest expense	(553,247)	(667,971)

Total other income (expenses):	(363,111)	(666,829)

Net loss	$(6,964,233)	$(2,526,602)

Net loss per common share - basic and diluted:
Loss from operations	$(0.07)	$(0.11)
Gain (loss) from discontinued operations	$—	$0.07
	$(0.07)	$(0.06)

Weighted average common shares outstanding basic and diluted	101,379,729	40,911,411

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the years ended September 30, 2010 and 2009

	Series B				Additional		Compre-
	Preferred Stock		Common Stock		Paid-In	Accumulated	hensive	Subscription	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Receivable	Share	Amount	Total

Balance at September 30, 2008	1,253,334	$ 1,253	24,688,088	$ 24,690	$ 15,953,221	$ (20,131,957)	$ —	$ —	(162,500)	$ (13,000)	$ (4,165,793)

Amortization of deferred compensation	—	—	—	—	1,016,137	—	—	—	—	—	1,016,137

Issuance of common stock for cash	—	—	3,900,000	3,900	203,100	—	—	—	—	—	207,000

Cancellation of common stock	—	—	(100,000)	(100)	100	—	—	—	—	—	—

Common stock issued for exercise of options	—	—	18,715,000	18,715	960,585	—	—	—	—	—	979,300

Common stock issued in connection with notes payable	—	—	1,959,601	1,960	150,313	—	—	—	—	—	152,273

Conversion of series B preferred to common stock	(626,667)	(627)	626,667	627		—	—	—	—	—	—

Common stock issued for services	—	—	1,725,000	1,725	130,775	—	—	—	—	—	132,500

Common stock issued to employees	—	—	13,155,261	13,154	1,154,567	—	—	—	—	—	1,167,721

Common stock issued in connection with disposition of subsidiary	—	—	1,000,000	1,000	79,000	—	—	—	—	—	80,000

Common stock issued in connection with conversion of convertible debenture	—	—	2,800,000	2,800	417,200	—	—	—	—	—	420,000

Net loss for the year	—	—	—	—	—	(2,526,602)	—	—	—	—	(2,526,602)

Balance at September 30, 2009	626,667	626	68,469,617	68,471	20,064,998	(22,658,560)	—	—	(162,500)	(13,000)	(2,537,464)

Amortization of deferred compensation	—	—	—	—	1,627,919	—	—	—	—	—	1,627,919

Issuance of common stock for cash	—	—	15,580,000	15,580	2,365,050	—	—	—	—	—	2,380,630

Issuance of common stock to settle litigation	—	—	2,678,571	2,679	399,104	—	—	—	—	—	401,783

Common stock issued for exercise of options	—	—	30,570,600	30,571	2,561,055	—	—	—	—	—	2,591,626

Common stock issued in connection with subscription receivable	—	—	2,000,000	2,000	81,000	—	—	(83,000)	—	—	—

Common stock issued for services	—	—	2,800,000	2,800	506,684	—	—	—	—	—	509,484

Common stock issued to employees	—	—	9,344,937	9,345	858,020	—	—	—	—	—	867,365

Common stock issued in connection with conversion of convertible debenture	—	—	3,000,000	3,000	897,000	—	—	—	—	—	900,000

Other Comprehensive income	—	—	—	—	—	—	476,800	—	—	—	476,800

Net loss for the year	—	—	—	—	—	(6,964,233)	—	—	—	—	(6,964,233)

Net Comprehensive loss	—	—	—	—	—	(6,964,233)	476,800	—	—	—	(6,487,433)

Balance at September 30, 2010	626,667	$ 626	134,443,725	$ 134,445	$ 29,360,833	$ (29,622,792)	$ 476,800	$ (83,000)	(162,500)	$ (13,000)	$ 253,912

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2010		2009

Net loss		$(6,964,233)	$(2,526,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		662,003	742,636
Share-based compensation		867,365	1,167,721
Amortization of deferred compensation		1,627,919	1,016,134
Gain on sale of discontinued operations		—	(2,666,236)
Common stock issued for services rendered		509,484	132,500
Common stock issued for settlement		401,783	—
Amortization of deferred finance costs		27,015	30,248
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable		(1,104,934)	2,669,191
Prepaid expense		(33,545)	29,975
Inventory		89,164	248,951
Deposits		—	33,035
Increase (decrease) in:
Accounts payable and accrued liabilities		(259,757)	(3,020,165)
Deferred revenue		49,321	(2,902)

NET CASH USED IN OPERATING ACTIVITIES		(4,128,415)	(2,145,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(85,624)	(99,762)
Investment in marketable securities		(48,000)

NET CASH USED IN INVESTING ACTIVITIES		(133,624)	(99,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable		1,602,024	7,594,455
Payments on notes payable		(1,835,395)	(6,476,949)
Proceeds from sale of common stock		2,380,630	207,000
Proceeds from exercise of common stock options		2,591,626	979,300

NET CASH PROVIDED BY FINANCING ACTIVITIES		4,738,885	2,303,806

NET INCREASE IN CASH		476,846	58,530

CASH - beginning of period		63,310	4,780

CASH - end of period		$540,156	$63,310

Supplemental disclosure of cash flow information:
Cash paid for:
Interest		$526,232	$552,886
Income taxes		$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest		$—	$152,273
Common stock issued in connection with convertible debenture		$1,090,136	$420,000
Common stock issued in connection with acquisition/disposition	$		$80,000

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

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

In March, 2009, the Company sold its wholly owned subsidiary, IceWEB Virginia, Inc. to an unrelated third party, and in the process exited its low-margin IT re-seller business products business to further focus on the higher margin data storage manufacturing business.

At the close of fiscal year 2010, the Company has three key product offerings:

•     Unified Network Storage Solutions

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

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to 2010 amounts. The reclassifications had no impact on previously reported results of operations or shareholders’ deficit.

Going Concern

Our auditors stated in their report on the consolidated financial statements of the Company for the Years ended September 30, 2010 and 2009 that we have had losses since inception that raise doubt about our ability to continue as a going concern. In addition and as discussed further in Note 6, we are not in compliance with debt covenants under our Financing Agreements with Sand Hill Finance LLC. For the year ended September 30, 2010 we incurred a net loss of $6,964,233.  The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Management has established plans intended to increase the sales of our products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that we will be able to raise any additional funds.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, prepaid expenses, and other current assets, accounts payable and accrued liabilities, and deposits approximated fair value as of September 30, 2010 and 2009, because of the relatively short-term maturity of these instruments and their market interest rates.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable Securities

IceWEB accounts for the purchase of marketable equity securities in accordance with ASC 320, “Investment – Debt and Equity Securities” with any unrealized gains and losses included as a net amount as a separate component of stockholders’ equity.  However, those securities may not have the trading volume to support the stock price if the Company were to sell all their shares in the open market at once, so the Company may have a loss on the sale of marketable securities even though they record marketable equity securities at the current market value.

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

Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $309,000 as of September 30, 2010. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $336,568 and $29,324 for the Years ended September 30, 2010 and 2009, respectively.

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

Years ended September 30, 2010 and 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising costs are expensed as incurred and amounted to $162,862 in fiscal 2010 and $77,549 million in fiscal 2009.

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

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”) Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At September 30, 2010, there were options and warrants to purchase 19,891,504 shares of common stock, 626,667 shares issuable upon conversion of Series B preferred stock, and no shares of Series C preferred stock outstanding which could potentially dilute future earnings per share.

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

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

Accounting Pronouncements Recently Adopted

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 became effective for the Company’s second quarter of fiscal year 2010 and the disclosures required by this adoption are included in Note 2 “Fair Value Measurements”, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new accounting guidance that requires enhanced annual disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements, using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The new guidance resulted in enhanced disclosures beginning with the Company’s Form 10-K for the year ended September 30, 2010 included herein.

In December 2007, the FASB issued new accounting and disclosure guidance related to non-controlling interests in subsidiaries (previously referred to as minority interests), which was effective for the Company on October 1, 2009. Among other things, the new guidance requires that a non-controlling interest in a subsidiary be presented as a component of equity separate from the parent’s equity. It also requires that consolidated net income be reported at amounts that include the amounts attributable to both the parent and the non-controlling interests. The new guidance has been applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively to all periods presented herein.

In June 2008, ASC Topic 260, “Earnings Per Share”, was amended to require that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This amendment became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. This Topic became effective October 1, 2009, and did not have an impact on the Company’s consolidated financial statements.

In April 2008, ASC Topic 350, “Intangibles – Goodwill and Other”, was amended to include a list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this amendment, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This amendment required certain additional disclosures beginning October 1, 2009, and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. This Topic became effective October 1, 2009, and did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance was effective for the company on October 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements, and the impact it will have on the Company’s consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

Accounting Pronouncements Recently Adopted (continued)

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)” (“ASU 2010-09”) which provides an update to Topic 855, “Subsequent Events”. This update clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This guidance became effective upon issuance and has been adopted by the Company.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2010

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605)” (“ASU 2010-17”) which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain revenue transactions. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal year 2011 for the Company). This accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, ASC Topic 810 was amended to improve financial reporting by enterprises involved with variable interest entities. This Topic addresses (1) the effects on certain provisions regarding the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860 regarding the accounting for transfers of financial assets, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (fiscal year 2011 for the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. Early adoption is permitted. This accounting guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) which requires additional disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. These amendments affect all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The guidance on disclosures as of the end of a reporting period will be effective for the Company on December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s second quarter of fiscal year 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, property and equipment consisted of the following:

	Estimated Life	2010	2009
Office equipment	5 years	$699,282	$637,920
Computer software	3 years	612,379	607,278
Furniture and fixtures	5 years	261,385	261,385
Leasehold improvements	5 years	1,026,470	1,007,250
		2,599,516	2,513,833

Less: accumulated depreciation		(2,180,643)	(1,761,671)

		$418,873	$752,162

Depreciation expense for the years ended September 30, 2010 and 2009 was $418,913 and $453,633 respectively.

NOTE 4 - INTANGIBLE ASSETS

At September 30, 2010, intangible assets consist of the following:

	2010	2009
Manufacturing GSA Schedule	$750,000	$750,000
Customer relationships intangible	465,451	465,451
	1,215,451	1,215,451
Less: accumulated amortization	(668,499)	(425,409)

	$546,952	$790,042

Amortization expense amounted to $243,090 for both of the Years ended September 30, 2010 and 2009.

Amortization expense subsequent to the year ended September 30, 2010 is as follows:

Years ending September 30:
2011	$243,090
2012	243,090
2013	60,772
$546,952

NOTE 5 - RELATED PARTY TRANSACTIONS

From time to time we have borrowed operating funds from Mr. John Signorello, our Chief Executive Officer, for working capital.  The advances were payable upon demand and were interest free.  During fiscal 2009 Mr. Signorello advanced $66,300 to us, and we repaid $66,300. The highest amount that we owed Mr. Signorello during fiscal 2009 was $25,000. At each of the last three fiscal year ends, 2008, 2009, and 2010, the amount owed to Mr. Signorello was $0.  As of December 13, 2010, the amount owed to Mr. Signorello was $0.

On June 8, 2009 we sold 1,000,000 shares of common stock at a per share price of $0.04, valued at $40,000 to Jack Bush, a member of our Board of Directors. The fair market value of our common stock on the date of the transaction was $0.07 per share.  The shares were issued at a discount to the fair market value of our common stock of approximately 43% due to their restricted status, because we needed the cash, our access to capital was limited, and it was the price negotiated and agreed to by the buyer.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On August 10, 2009 we sold 1,000,000 shares of common stock at a per share price of $0.04, valued at $40,000 to Joseph Druzak, a member of our Board of Directors. The fair market value of our common stock on the date of the transaction was $0.10 per share.  The shares were issued at a discount to the fair market value of our common stock of approximately 60% due to their restricted status, because we needed the cash, our access to capital was limited, and it was the price negotiated and agreed to by the buyer.

During October, 2009, we sold 2,000,000 shares of common stock at a per share price of $0.042, valued at $83,000 to Florence Signorello, an accredited investor who is the mother of John Signorello, our chief executive officer. The fair market value of our common stock on the date of the transaction was $0.145 per share. As of June 30, 2010 we had not received the proceeds from the investor and as a result we recorded the subscription receivable as a contra equity account on our balance sheet.

During November, 2009, we sold 1,000,000 shares of common stock, valued at $130,000 to Hal Compton, a member of our Board of Director for $40,000, and recognized stock based compensation expense of $90,000.  The shares were issued at a discount to the fair market value of our common stock of approximately 69% due to their restricted status, because we needed the cash, our access to capital was limited, and it was the price negotiated and agreed to by the buyer.

We and certain of our affiliates have entered into a series of transactions involving VOIS Inc. (OTCBB: VOIS), a public company which had developed and launched a social commerce website.  On November 3, 2009 we purchased 160,000,000 shares of the common stock of VOIS Inc., which represented approximately 16% of that company, for $48,000 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act resulting in gross proceeds to us of $48,000. At the time of our investment, Mr. Mark Lucky, our Chief Financial Officer, was a member of VOIS’ board of directors, having been elected in October 2009.  In exchange for this strategic interest, VOIS received non-exclusive access to distribute IceMAIL, IcePORTAL and IceSECURE to their existing and prospective new user base, and our cloud storage network.  Mr. Lucky resigned his positions with VOIS in September 2010.  As of the date hereof, VOIS has not integrated this access within its business and we have had no subsequent business relationship with it, other than as set forth herein.

Prior to our investment in VOIS, both Messrs. John R. Signorello and Robert Druzak had personal relationships with the founders of VOIS.  In an unrelated transaction in November 2009 Mr. Signorello, a member of our board of directors and our CEO, purchased 225,000,000 shares of VOIS’ common stock from a former officer and director of VOIS for nominal consideration in a private transaction.  The shares of common stock purchased by Mr. Signorello represented approximately 27% of VOIS’ outstanding common stock purchase of the shares by us.  Thereafter, in an unrelated transaction in January 2010 Mr. Druzak purchased 225,000,000 shares of VOIS’ common stock from a former officer and director of VOIS for nominal consideration in a private transaction.  The shares of common stock purchased by Mr. Druzak represented approximately 22% of VOIS’ outstanding common stock.  Immediately following the closing of this transaction Mr. Druzak was appointed to VOIS’ board of directors and named President and Chief Executive Officer of VOIS.  Mr. Druzak, the brother of Joseph Druzak, a member of our board, was formerly a vice president of our company from March 2005 to January, 2010, but was not considered an executive officer of our company.  Mr. Robert Druzak resigned his positions with VOIS in March 2010.

While five out of the 6 board members qualify as unrelated and independent, as they are independent from management and free from any interest, function, business or other relationship that could, or could reasonably be perceived to, materially interfere with the Director’s ability to act in the our best interest, we do not have any policies or procedures for the review, approval or ratification of any related party transactions and no review or ratification of any of the foregoing related party truncations by our board has occurred.

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

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

NOTE 6 - NOTES PAYABLE (continued)

In addition, in November, 2008 we and Sand Hill Finance, LLC entered into a 36 month term convertible debenture agreement in the amount of $1,000,000. On September 7, 2010, Sand Hill Finance, LLC converted the remaining balance of $1,090,136 of this convertible debenture in exchange for three million shares of our common stock.  The debenture was converted at a price of $0.36338 per share.  The conversion price was subject to a floor of $0.30 per share resulting in a gain on conversion of $190,136.

Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of our assets.  At September 30, 2010, the principal amount due under the Financing Agreement amounted to $1,649,140.  This amount is included in the note payable balance of $1,649,140 on the balance sheet at September 30, 2010.

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

The terms of the Financing Agreement also restricts us from undertaking certain transactions without the written consent of the creditor including (i) permit or suffer a change in control involving 20% of its securities, (ii) acquire assets, except in the ordinary course of business, involving payment of $100,000 or more, (iii) sell, lease, or transfer any of its property except for sales of inventory and equipment in the ordinary course of business, (iv) transfer, sell or license any intellectual property, (v) declare or pay a dividend on stock, except payable in the form of stock dividends (vi) incur any indebtedness other than trade credit in the ordinary course of business and (vii) permit any lien or security interest to attach to any collateral.  Sand Hill Finance provided a waiver with respect to our disposition of IceWEB, Virginia, Inc. in March, 2010, as discussed herein.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

NOTE 7 - INVENTORY

Inventory consisted of the following:

	September 30, 2010	September 30, 2009
Raw materials	$49,757	$78,966
Work in progress	9,330	14,862
Finished goods	3,110	57,533
	62,197	151,361

Less: reserve for obsolescence	—	—

	$62,197	$151,361

NOTE 8 - COMMITMENTS

We lease office space in Sterling, Virginia under a two-year operating lease that expires on March 31, 2011.  The office lease agreement has certain escalation clauses and renewal options. Additionally, we have lease agreements for computer equipment and an office copier/fax machine. Future minimum rental payments required under these operating leases are as follows:

Years ending September 30:
2011	$37,611
2012	—
2013	—
2014	—
2015 and thereafter	—
$37,611

Rent expense was $78,076 and $71,399 for the years ended September 30, 2010 and 2009.

NOTE 9 - INCOME TAXES

We account for income taxes under the provisions of ASC 740-10-25.  ASC 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all the relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  ASC 740-10-25 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. ASC 740-10-25 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC 740-10-25 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  At September 30, 2010 and 2009 the Company has no unrecognized tax benefits, interest, or penalties.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

NOTE 9 - INCOME TAXES (continued)

A summary of our deferred tax is as follows:

	2010	2009
Deferred Tax Assets:
Tax benefit of net operating loss carry forward	$5,360,000	$4,146,000
Grant of stock options/restricted stock to employees	—	1,768,000
Unpaid accrued salaries	17,000	31,000
Allowance for doubtful accounts	113,000	—
Reserve for legal settlement	353,000	451,000
Amortization of leasehold improvements	182,000	115,000
Amortization of intangibles	302,000	175,000
	6,327,000	6,686,000

Less: valuation allowance	(6,327,000)	(6,686,000)

Net deferred tax assets	$—	$—

As of September 30, 2010 we had unused net operating loss carry forwards of approximately $14,200,000 available to reduce our future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2030. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

The valuation allowance at September 30, 2010 was $6,327,000. The decrease during fiscal 2010 was approximately $359,000.

Net operating loss carryforwards and the associated deferred tax asset were reduced during fiscal September 30, 2009 to reflect the impact of the disposition of IceWEB Virginia, Inc. in a stock sale transaction in the second quarter.

The table below summarizes the differences between our effective tax rate and the statutory federal rate as follows for fiscal 2010 and 2009. The effective tax rate is 34% Federal and 3.6% State after Federal tax benefit:

	2010	2009
Computed “expected” tax benefit	(34.0)%	(34.0)%
State income taxes	(3.6)%	(3.6)%
Other permanent differences	1.0%	42.0%
Change in valuation allowance	36.6%	(4.4)%

Effective tax rate	0.0%	0.0%

NOTE 10 - CONCENTRATION OF CREDIT RISK

Bank Balances

We maintain our cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC).  During October 2009, the FDIC increased the insured amounts at participating financial institutions from $100,000 to $250,000 and provided unlimited coverage for non-interest bearing transaction accounts.  At September 30, 2010 we had no amounts in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Major Customers

Sales to eight customers represented approximately 89% of total sales for the year ended September 30, 2010. As of September 30, 2010 approximately 83% of our accounts receivable was due from one customer. Sales to ten customers represented approximately 63% in 2009.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

All shares of Series A Convertible Preferred Stock were converted into shares of our common stock in fiscal 2008.  As of September 30, 2010 there are no Series A Convertible Preferred shares outstanding. The warrants issued in conjunction with the Series A Convertible Preferred Stock transaction were fully converted into shares of our common stock in fiscal 2008.  There are no outstanding warrants related to the Series A Convertible Preferred Stock transaction at September 30, 2010.

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

Years ended September 30, 2010 and 2009

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

Years ended September 30, 2010 and 2009

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

The warrants issued in conjunction with the Series B Convertible Preferred Stock transaction were fully converted into shares of our common stock in fiscal 2009.  There are no outstanding warrants related to the Series B Convertible Preferred Stock transaction.

Common Stock

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

Years ended September 30, 2010 and 2009

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Fiscal 2010 Transactions

During November, 2009, we sold 1,000,000 shares of common stock, valued at $130,000 to a Director for $40,000, and recognized stock based compensation expense of $90,000. The purchaser was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During November, 2009, we sold 1,500,000 shares of common stock at a per share price of $0.10, valued at $150,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During March, 2010, we sold 3,000,000 shares of common stock at a per share price of $0.10, valued at $300,000 to four accredited investors.  The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

During March, 2010, we issued 1,000,000 shares of common stock at a per share price of $0.17, valued at $170,000 to an accredited investor for services rendered.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During February, 2010 we issued 8,800,000 shares of restricted common stock at a per share price of $0.086, valued at $756,800, in lieu of pay to five of our employees, including two executive officers.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

During April and May, 2010 we sold 10,080,000 units of our securities to 35 accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and Regulation D, with each unit consisting of one share of our common stock and one 12 month common stock purchase warrants.  We received gross proceeds of $2,316,000 in this offering.  Jesup & Lamont Securities Incorporated, a broker-dealer and member of FINRA, acted as finder for us in the offering and we paid Jesup & Lamont Securities Incorporated a fee of $162,120 and issued them one-year common stock purchase warrants to purchase an aggregate of 877,100 shares of our common stock at an exercise price of $0.40 per share. In addition, we paid Jesup & Lamont  Securities Incorporated legal expenses totaling $25,000 incurred in the preparation of the various transactional documents.  We are using the net proceeds of this offering for general working capital.

In July 2010, we issued 2,678,571 shares of common stock valued at $401,786 to Optimus Capital Partners, LLC as consideration in the settlement of certain litigation.  The recipient was an accredited investor and the issuance was exempt from registration under the Section Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In September 2010, we issued 3,000,000 shares of our common stock in full satisfaction of $1,090,136 of principal and interest due under a convertible debenture. The recipient was an accredited investor and the issuance was exempt from registration under the Section Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During fiscal 2010, in conjunction with certain employment agreements, we issued 494,937 shares of restricted common stock valued at $97,065, in lieu of pay to non-executive employees.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

During May, 2010, we issued 200,000 shares of common stock at a per share price of $0.30, valued at $60,000 to an accredited investor for services rendered.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During fiscal 2010, in conjunction with a consulting agreement, we issued 250,000 shares of restricted common stock valued at $56,234, in lieu of pay to non-executive employees.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

In June 2010, we issued 1,300,000 shares of common stock valued at $210,000 as partial consideration in the settlement of certain litigation.  The recipients were an accredited investor and the issuance was exempt from registration under the Section Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Common Stock Warrants

A summary of the status of our outstanding common stock warrants as of September 30, 2010 and 2009 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2010		Year Ended September 30, 2009
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	225,000	$1.78	300,000	$1.25
Granted	8,137,100	0.40	—	—
Exercised	—	—	—	—
Forfeited	(75,000)	6.00	(75,000)	0.65
Balance at end of year	8,287,100	$0.40	225,000	$1.78

Warrants exercisable at end of year	8,287,100	$0.40
Weighted average fair value of warrants granted or re-priced during the year		$—

The following table summarizes information about common stock warrants outstanding at September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2010	Life	Price	2010	Price
$ 0.20	200,000	0.57 Years	$ 0.20	200,000	$ 0.20
$ 0.40	7,792,100	0.65 Years	$ 0.40	7,792,100	$ 0.40
$ 0.50	290,000	3.03 Years	$ 0.50	290,000	$ 0.50
$ 2.00	5,000	0.81 Years	$ 2.00	5,000	$ 2.00
	8,287,100		$ 0.40	8,287,100	$ 0.40

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

Years ended September 30, 2010 and 2009

NOTE 12 - STOCK OPTION PLAN (continued)

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

As amended in fiscal 2010, the Plan permits the grant of options and shares for up to 60,000,000 shares of our common stock. The Plan terminates 10 years from the date of the Plan’s adoption by our stockholders.

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. We used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Year Ended September 30,
	2010	2009
Expected volatility	129% - 325%	149% - 183%
Expected term	1 - 5 Years	1 - 5 Years
Risk-free interest rate	0.03% - 0.48%	2.53% - 4.76%
Forfeiture Rate	0% - 45%	0% - 45%
Expected dividend yield	0%	0%

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

For the year ended September 30, 2010, total stock-based compensation charged to operations for option-based arrangements amounted to $1,627,920. At September 30, 2010, there was approximately $447,076 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

NOTE 12 - STOCK OPTION PLAN (continued)

A summary of the status of our outstanding stock options as of September 30, 2010 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2010			Year Ended September 30, 2009
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Stock options
Balance at beginning of year	10,944,483	$0.27		6,583,827	$0.61	$
Granted	32,410,000	0.09		24,395,000	0.06
Exercised	(30,570,600)	0.09		(18,715,000)	0.05
Forfeited	(1,179,479)	0.16		(1,319,344)	0.28
Balance at end of year	11,604,404	$0.27	$1,351,502	10,944,483	$0.27		$147,150

Options exercisable at end of year	9,691,237	$0.30	$1,037,335	4,123,134	$0.47		$109,006

Weighted average fair value of options granted during the year		$0.078			$0.04

The following table summarizes information about employee stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$ 0.001-0.25	7,649,400	2.13 Years	$0.11	5,880,033	$0.11
0.30-0.48	695,000	2.25 Years	0.41	556,750	0.45
0.54-0.60	2,475,004	1.87 Years	0.58	2,469,454	0.59
0.61-0.80	785,000	1.13 Years	0.70	785,000	0.69
	11,604,404		$0.27	9,691,237	$0.30

NOTE 13 - DISCONTINUED OPERATIONS

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

Years ended September 30, 2010 and 2009

NOTE 13 - DISCONTINUED OPERATIONS (continued)

The following table summarizes the estimated fair values of IceWeb Virginia’s assets and liabilities disposed of at the date of the sale:

Intangible assets, net	$(53,565)
IceWEB, Inc. common stock	(80,000)
Accounts payable and accrued liabilities	2,799,801
Estimated gain on the sale	$2,666,236

IceWEB Virginia, Inc. operated as a value-added reseller of primarily IT security products to the Federal government.  The results of operations of discontinued operations were as follows:

Results from discontinued operations were as follows:

	Fiscal Year Ended September 30,
	2010	2009
Sales	$—	$1,694,322
Cost of sales	—	1,348,307
Operating Expenses:
Sales and marketing	—	163,694
Depreciation and amortization	—	45,913
Subtotal	—	209,607
Income from discontinued operations	—	136,408
Gain from sale of discontinued operations	—	2,666,236
Total Gain from discontinued operations	$—	$2,802,644

During the fiscal second quarter of 2009 we sold our wholly owned subsidiary, Iceweb Virginia, Inc. to an unrelated third party.

For 2009 we earned revenues in discontinued operations of $1,694,322.  We had no comparable discontinued operations in fiscal 2010.

Total operating expenses of discontinued operations in fiscal 2009 amounted to $209,607, and consisted of primarily sales and marketing expenses associated with IceWEB Virginia, Inc. and the amortization of the GSA schedule through the date of sale of the subsidiary.

Gain from sale of assets. During the fiscal year 2009 we recorded a gain of $2,666,236 on the sale of our IceWEB Virginia, Inc. subsidiary. We did not have a comparable transaction in fiscal 2010.

NOTE 14 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of September 30, 2010,  the Company’s investments in marketable equity securities are based on the September 30, 2010  stock price as reflected on the OTCBB stock exchange , reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

NOTE 14 - INVESTMENTS (continued)

SEPTEMBER 30, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$48,000	$476,800	$—	$524,800

Total	$48,000	$476,800	$—	$524,800

The unrealized gains are presented in comprehensive income  in the consolidated statement of operations and comprehensive income.

(b) Gains and Losses on Investments

The following table summarizes the realized net gains (losses) associated with the Company’s investments:

	Fiscal Year Ended
	September30
	2010	2009

Net gains/(loss) on investments in publicly traded equity securities	$476,800	$—

Net gains on investments	$476,800	$—

On January 1, 2008, the Company adopted ASC 820, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The Company did not adopt the ASC 820 fair value framework for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. ASC 820 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Equity Securities	$656,000	$—	$—
Marketable Equity Securities - Discount for Effect of Restriction	—	—	(131,200)
	$656,000	$—	$(131,200)

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

NOTE 14 - INVESTMENTS (continued)

We categorize the securities as investments in marketable securities available for sale.  These securities are quoted either on an exchange or inter-dealer quotation (pink sheet) system. The securities are restricted and cannot be readily resold by us absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availabilities of an exemption from the registration requirements under the Securities Act.  As these securities are often restricted, we are unable to liquidate them until the restriction is removed.  Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in our net income for the period in which the security was liquidated.

Under the guidance of ASC 320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.  In the assessment of OTTI for various securities at September 30, 2010 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.

There were no impairment charges on investments in publicly traded equity securities for the year ended September 30, 2010 or for the year ended September 30, 2009.

The Company has evaluated its publicly traded equity securities as of September 30, 2010, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 15 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our other comprehensive income consists of unrealized gains on marketable securities available for sale of $476,800.

NOTE 16 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended September 30, 2010 and 2009 all material assets and revenues of the Company were in the United States.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2010 and 2009

NOTE 17 - SUBSEQUENT EVENTS

Subsequent to September 30, 2010 we have issued 265,475 shares of our common stock valued at $60,000 to our employees in conjunction with their compensation.  In addition, subsequent to September 30, 2010 we issued 100,000 shares of our common stock to a consultant for services rendered, valued at $21,692.

We have evaluated events and transactions that occurred subsequent to September 30, 2010 through the date the financial instruments were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures shown, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

We are a party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on our financial position or results of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of September 30, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on its assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. As described elsewhere herein, we have changed the presentation of discontinued operations in our 2009 financial statements in response to comments from the staff of the SEC.  As this change did not result in a restatement of our 2009 financial statements, our management concluded that the change in presentation was not a weakness in internal control over financial reporting based upon their assessment of our internal control over financial reporting for the year ended September 30, 2010.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
John R. Signorello	44	Chairman and Chief Executive Officer
Mark B. Lucky	52	Chief Financial Officer
Harold F. Compton (1)(2)	63	Director
Raymond H. Pirtle (2)	67	Director
Joseph L. Druzak (1)	56	Director
Jack Bush(1)	73	Director
Harry E. Soyster	73	Director

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

John R. Signorello . Mr. Signorello has served as Chairman of the Board and CEO since March 2000. From 1991 until September 1997, Mr. Signorello served as the Chief Executive Officer of STMS -”Solutions That Make Sense” - a private technology company he founded that specialized in computer networks, systems integration and information technology. In 1996, STMS was ranked the 17th fastest growing technology company in America by The National Technology Council’s “The Fast Five Hundred”. In September 1997, they were acquired by Steelcloud (Nasdaq: SCLD), and Mr. Signorello remained as Vice President of Sales and Marketing until November 1998.  Mr. Signorello is an accomplished musician, and serves as a principal in New York City Lights Entertainment. Mr. Signorello received a B.B.A. in Marketing from Radford University in 1989.

We believe that as a result of his years of managerial and operational experience, Mr. Signorello brings to the board of directors a demonstrated management ability at senior levels. In addition, his experience with a variety of technology companies brings valuable insight to his role as CEO and to our board of directors. These experiences, qualifications and attributes have led to our conclusion that Mr. Signorello should be serving as a member of our Board of Directors in light of our business and structure.

Mark B. Lucky. Mark B. Lucky has served as our Chief Financial Officer since March 2007. Since October 30, 2010 he has also served as a member of the Board of Directors of VOIS Inc. (OTCBB: VOIS), an entity in which we purchased an interest as described elsewhere herein.  He has over 20 years professional experience in high growth/start-up ventures and established companies with multi-industry experience including financial services, technology, software, real estate, biotech and entertainment and media. Prior to joining IceWEB, he consulted at Bearing Point on their financial restatement project. From 2004 to 2005 he was Vice President of Finance and Administration at Galt Associates, Inc., a Sterling, Virginia informatics/ technology and medical research services company and from 2001 to 2004 he was Vice President of Finance and Administration of MindShare Design, Inc., a San Francisco, California based internet technology company. While at both Galt Associates, Inc. and MindShare Design, Inc. Mr. Lucky was the senior financial officer for the Company, providing strategic and tactical analysis and managing day to day finance, accounting, cash management, reporting and human resource responsibilities. During his career Mr. Lucky has also been employed by Axys Pharmaceuticals, Inc., a NASDAQ-listed South San Francisco, California-based early stage drug discovery biotech company (acting CFO and Senior Director of Finance), PriceWaterhouseCoopers, LLC, COMPASS Management and Leasing, Inc. (Vice President - Finance 1997 to 1998), Mindscape, Inc. (Director of Financial Planning and Analysis 1995 to 1996), The Walt Disney Company (Manager, Operations Planning & Analysis, Manager of Corporate Planning 1991 to 1995), and KPMG. Mr. Lucky is a member of the Board of Directors of VOIS Inc. and HASCO Medical, Inc.  Mr. Lucky is a CPA and received his B.A., Economics, from the University of California.

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

We believe that as a result of his years of managerial and operational experience, Mr. Compton brings to the board of directors demonstrated management ability at senior levels. In addition, his experience as a director of a variety of companies, and his more than 30 years of experience as a retailer brings valuable insight to our board of directors.  These experiences, qualifications and attributes have led to our conclusion that Mr. Compton should be serving as a member of our Board of Directors in light of our business and structure.

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

Mr. Pirtle is a veteran of the financial services industry, having spent the past three decades in a variety of senior roles in corporate finance, institutional sales, investment banking, and equity research. These experiences, qualifications and attributes have led to our conclusion that Mr. Pirtle should be serving as a member of our Board of Directors in light of our business and structure.

Joseph L. Druzak. Mr. Druzak has been a member of our Board of Directors since June 2005.  Since 1985 Mr. Druzak has served President and CEO of Kreher Steel Company, LLC., a large, privately-held specialty steel distribution company serving such diverse markets as automotive, rail, construction, oil and gas, aerospace and defense.

With his years of managerial and operational experience, Mr. Druzak brings to the board of directors demonstrated management ability at senior levels and his insight and direction will assist the company in achieving its objectives. We believe that these experiences, qualifications and attributes have led to our conclusion that Mr. Druzak should be serving as a member of our Board of Directors in light of our business and structure.

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

We believe that Mr. Bush’s extensive senior management, operational, and board experience bring valuable knowledge to our board of directors and that these experiences, qualifications and attributes have led to our conclusion that Mr. Bush should be serving as a member of our Board of Directors in light of our business and structure.

Harry E. Soyster.   General Soyster has been a member of our Board of Directors since March 2009.  General Soyster served as Director, Defense Intelligence Agency during Desert Shield/Storm.  He also served as Deputy Assistant Chief of Staff for Intelligence, Department of the Army; Commanding General, U.S. Army Intelligence and Security Command; and in the Joint Reconnaissance Center, Joint Chiefs of Staff.  In Vietnam, he was a field artillery battalion operations officer, and was twice decorated for valor and wounded in action.  Upon retirement, General Soyster was Vice President for International Operations with Military Professional

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

General Soyster provides our board with extensive knowledge, experience, and relationships with agencies in the federal government.  He has significant organizational, operational, and managerial experience and we believe he brings valuable insight to growing our company and assist us in meeting our business objectives. We believe that these experiences, qualifications and attributes have led to our conclusion that General Soyster should be serving as a member of our Board of Directors in light of our business and structure.

There are no family relationships between any of the executive officers and directors. Directors are elected at our annual meeting of stockholders and hold office until the next annual meeting of stockholders or until his or her resignation, removal, or death.

Committees of the Board of Directors

Our Board of Directors has created both an Audit Committee and a Compensation Committee. We do not have a Nominating Committee or any committee performing a similar function. The functions that such a committee would undertake are being undertaken by the entire board as a whole. We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors or any inquiry as to what the procedures may be if a stockholder wished to make such a recommendation.  Since 2009 the Board has been developing a nominating and approval process and policy to guide the handling of potential recommendations of board candidates. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Audit Committee . The Audit Committee of our Board of Directors was formed to assist the Board of Directors in fulfilling its oversight responsibilities for the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent auditors. The Audit Committee will also prepare the report that SEC rules require be included in our annual proxy statement. The Audit Committee has adopted a charter which sets forth the parameters of its authority The Audit Committee Charter provides that the Audit Committee is empowered to:

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

Compensation Committee . The Compensation Committee was appointed by the Board to discharge the Board’s responsibilities relating to:

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

Section 16(a) Beneficial Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended September 30, 2010 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2010, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following Board members and officers failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended September 30, 2010, except as set forth below:

•	Mr. Signorello failed to file 1 report covering 1 transaction,
•	Mr. Druzak failed to file 1 reports covering 1 transaction, and
•	Mr. Lucky failed to file 1 reports covering 1 transaction.

All such Form 4s have subsequently been filed by the reporting person.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2010. The value attributable to any option awards is computed in accordance with accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments. The assumptions made in the valuations of the option awards are included in Note 12 of the Notes to our Financial Statements for fiscal 2010 appearing later in this report.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

John Signorello (1)	2010	239,559	—	430,000	—	—	—	8,914	678,476
	2009	145,230	—	392,789	—	—	—	8,174	556,342

Mark B. Lucky (2)	2010	201,424	—	197,800	—	—	—	8,923	408,147
	2009	147,500	—	176,148	—	—	—	7,403	331,051

Steve Gill (3)	2010	109,167	25,391	—	23,527	—	—	8,923	167,008
	2009	120,000	73,995	—	3,525	—	—	7,403	204,923

Tim McNamee (4)	2010	109,167	5,526	43,000	—	—	—	8,923	166,616
	2009	120,000	19,090	8,000	13,220	—	—	7,403	167,713

(1)        Mr. Signorello is our Chief Executive Officer. All other compensation in fiscal 2010 includes $8,914 which represents the value of health insurance premiums we pay for Mr. Signorello.  In fiscal 2010, we granted him 5,000,000 shares of our restricted common stock, valued at $430,000.  All other compensation in fiscal 2009 includes $8,174 which represents the value of health insurance premiums we pay for Mr. Signorello.  In fiscal 2009, we granted him 8,147,222 shares of our restricted common stock, valued at $392,789.  The compensation for Mr. Signorello in fiscal 2009 included $26,500 in salary that had been accrued and not yet paid.  The compensation table above excludes the compensation provided to Mr. Signorello as a member of the Board of Directors.

(2)        Mr. Lucky is our Chief Financial Officer. All other compensation in fiscal 2010 and 2009 represents the value of health insurance premiums we pay for Mr. Lucky. In fiscal 2010, we granted him 2,300,000 shares of our restricted common stock, valued at $197,800.  In fiscal 2009, we granted him 3,100,606 shares of our restricted common stock, valued at $176,148.  The compensation for Mr. Lucky in fiscal 2009 included $40,000 in salary that had been accrued and not yet paid.

(3)        All other compensation in fiscal 2010 and 2009 for Mr. Gill represents the value of health insurance premiums we pay for Mr. Gill.  In fiscal 2010 we granted him stock options to purchase 500,000 shares at an exercise price of $0.086 per share valued at $23,527.  In fiscal 2009 we granted him stock options to purchase 80,000 shares at an exercise price of $0.09 per share valued at $3,525.

(4)        All other compensation in fiscal 2010 and 2009 for Mr. McNamee represents the value of health insurance premiums we pay for Mr. McNamee.  In fiscal 2010 we granted him 500,000 shares of restricted stock valued at $43,000.  In fiscal 2009 we granted him stock options to purchase 300,000 shares at an exercise price of $0.09 per share valued at $13,220, granted him 200,000 shares of restricted stock valued at $8,000.

How Mr. Signorello’s compensation is determined

Mr. Signorello, who has served as our CEO since March 2000, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Signorello’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Signorello’s compensation. During fiscal 2010 Mr. Signorello’s compensation package included a base salary of $250,000 and company provided health care benefits.  Mr. Signorello’s compensation excludes option grants he received as a member of the Board of Directors.

How Mr. Lucky’s compensation is determined

Mr. Lucky, who has served as our CFO since March 2007, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Lucky’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Lucky’s compensation. During fiscal 2010 Mr. Lucky’s compensation package included a base salary of $200,000 and company provided health care benefits. Mr. Lucky did not receive any stock option grants during this fiscal year.  The amount of compensation payable to Mr. Lucky can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. The following table provides information concerning the compensation of our directors for their services as members of our Board of Directors for the fiscal year ended September 30, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harold Compton	—	—	—	—	—	—	—
Jack Bush	—	—	—	—	—	—	—
John R. Signorello	—	—	—	—	—	—	—
Raymond Pirtle	—	—	—	—	—	—	—
Harry E. Soyster	—	—	—	—	—	—	—
Joseph Druzak	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2010:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

John R. Signorello	100,000	—		$0.70	04/29/2012
	500,000	—		$0.58	05/06/2015
	250,000	—		$0.60	09/06/2012
	250,000	—		$0.10	03/09/2014
	50,000	—		$0.47	09/06/2011

Mark Lucky	100,000	—		$0.58	05/06/2012
	150,000	—		$0.55	06/14/2012
	150,000	—		$0.60	09/06/2012
	29,167	20,833		$0.001	03/18/2013

STOCK OPTION PLAN

In August 2000, our Board of Directors adopted our 2000 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The Plan was approved by our stockholders in August 2001. As amended in May 2006, June, 2007, February, 2010, and October, 2010, we have reserved an aggregate of 60,000,000 shares of common stock for issuance under the Plan. At November 30, 2010 we have granted options to purchase 10,944,108 shares of our common stock under the Plan. Our Board of Directors (or at their discretion a committee of our Board members) administers the Plan including, without limitation, the selection of recipients of awards under the Plan, the granting of stock options, restricted shares or performance shares, the determination of the terms and conditions of any such awards, the interpretation of the Plan and any other action they deem appropriate in connection with the administration of the Plan.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 22, 2010, there were 136,725,867 shares of our common stock issued and outstanding. Our common stock is the only outstanding class of our voting securities. The following table sets forth, as of December 22, 2010, information known to us relating to the beneficial ownership of these shares by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
•	each director;
•	each executive officer; and
•	all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 22900 Shaw Road, Suite 111, Sterling, Virginia 20166.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from December 22, 2010 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of December 15, 2010, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

John R. Signorello (1)	16,384,785	11.88%
Hal Compton (2)	2,231,833	1.62%
Raymond H. Pirtle (3)	428,167	0.31%
Joseph L. Druzak (4)	1,645,293	1.20%
Mark B. Lucky (5)	5,729,167	4.18%
Ed Soyster (6)	57,750	0.04%
Jack Bush (7)	1,678,167	1.22%

All executive officers and as a group (seven persons)	24,816,918	20.46%

(1) The number of shares beneficially owned by Mr. Signorello includes options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, options to purchase 500,000 shares of our common stock at an exercise price of $0.58 per share, options to purchase 250,000 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share.  The number of shares beneficially owned by Mr. Signorello excludes 626,667 shares of our common stock issuable upon the conversion of 626,667 shares of Series B Convertible Preferred Stock.  Under the designations, rights and preferences of such security, the Series B Convertible Preferred Stock is not convertible by the holder if such conversion would result in the holder becoming the beneficial owner of in excess of 4.99% of our common stock.  This provision may be waived or amended only with the consent of the holders of all of the Series B Convertible Preferred Stock and the consent of the holders of a majority of our outstanding shares of common stock w ho are not our affiliates.

(2) The number of shares beneficially owned by Mr. Compton includes options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70, options to purchase 150,000 shares of our common stock at an exercise price of $0.60 per share, options to purchase 206,833 shares of our common stock at an exercise price of $0.001 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share.

(3) The number of shares beneficially owned by Mr. Pirtle includes options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, options to purchase 150,000 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 128,167 shares of our common stock at an exercise price of $0.001 per share.

(4) The number of shares beneficially owned by Mr. Druzak includes options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, options to purchase 150,000 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 42,167 shares of our common stock at an exercise price of $0.001 per share.

(5) The number of shares beneficially owned by Mr. Lucky includes options to purchase 100,000 shares of our common stock at an exercise price of $0.58 per share, options to purchase 150,000 shares of our common stock at an exercise price of $0.55 per share, options to purchase 150,000 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 29,167 shares of our common stock at an exercise price of $0.001 per share.

(6) The number of shares beneficially owned by Mr. Soyster includes options to purchase 24,750 shares of our common stock at an exercise price of $0.37 per share, and options to purchase 33,000 shares of our common stock at an exercise price of $0.001 per share.

(7) The number of shares beneficially owned by Mr. Bush includes options to purchase 50,000 shares of our common stock at an exercise price of $0.47 per share, options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, options to purchase 150,000 shares of our common stock at an exercise price of $0.60 per share, options to purchase 128,167 shares of our common stock at an exercise price of $0.001 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2000 Management and Director Equity Incentive and Compensation Plan and any compensation plans not previously approved by our stockholders as of September 30, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our stockholders:
2000 Management and Director Equity Incentive and Compensation Plan	11,604,404	$0.296	74,752

Plans not approved by stockholders:
None	0	n/a	n/a

A description of each of these plans is contained earlier in this report under Part III Item 10. Executive Compensation – Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time we have borrowed operating funds from our Mr. John Signorello, our Chief Executive Officer, for working capital.  The advances were payable upon demand and were interest free.    During fiscal 2009 Mr. Signorello advanced $66,300 to us, and we repaid $66,300. The highest amount that we owed Mr. Signorello during fiscal 2009 was $25,000.  At each of the last three fiscal year ends, 2008, 2009, and 20010, the amount owed to Mr. Signorello was $0.  As of December 21, 2010, the amount owed to Mr. Signorello was $0.

On June 8, 2009 we sold 1,000,000 shares of common stock at a per share price of $0.04, valued at $40,000 to Jack Bush, a member of our Board of Directors. The fair market value of our common stock on the date of the transaction was $0.07 per share.  The shares were issued at a discount to the fair market value of our common stock of approximately 43% due to their restricted status, because we needed the cash, our access to capital was limited, and it was the price negotiated and agreed to by the buyer.

On August 10, 2009 we sold 1,000,000 shares of common stock at a per share price of $0.04, valued at $40,000 to Joseph Druzak, a member of our Board of Directors. The fair market value of our common stock on the date of the transaction was $0.10 per share.  The shares were issued at a discount to the fair market value of our common stock of approximately 60% due to their restricted status, because we needed the cash, our access to capital was limited, and it was the price negotiated and agreed to by the buyer.

During March, 2009, we sold 2,000,000 shares of common stock at a per share price of $0.042, valued at $83,000 to Florence Signorello, an accredited investor who is the mother of John Signorello, our chief executive officer. The fair market value of our common stock on the date of the transaction was $0.145 per share. As of June 30, 2010 we had not received the proceeds from the investor and as a result we recorded the subscription receivable as a contra equity account on our balance sheet.

During November, 2009, we sold 1,000,000 shares of common stock, valued at $130,000 to Hal Compton, a member of our Board of Director for $40,000, and recognized stock based compensation expense of $90,000.  The shares were issued at a discount to the fair market value of our common stock of approximately 69% due to their restricted status, because we needed the cash, our access to capital was limited, and it was the price negotiated and agreed to by the buyer.

We and certain of our affiliates have entered into a series of transactions involving VOIS Inc. (OTCBB: VOIS), a public company which had developed and launched a social commerce website.  On November 3, 2009 we purchased 160,000,000 shares of the common stock of VOIS Inc., which represented approximately 16% of that company, for $48,000 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act resulting in gross proceeds to us of $48,000. At the time of our investment, Mr. Mark Lucky, our Chief Financial Officer, was a member of VOIS’ board of directors, having been elected in October 2009.  In exchange for this strategic interest, VOIS received non-exclusive access to distribute IceMAIL, IcePORTAL and IceSECURE to their existing and prospective new user base, and our cloud storage network.  Mr. Lucky resigned his positions with VOIS in September 2010.  As of the date hereof, VOIS has not integrated this access within its business and we have had no subsequent business relationship with it, other than as set forth herein.

Prior to our investment in VOIS, both Messrs. John R. Signorello and Robert Druzak had personal relationships with the founders of VOIS.  In an unrelated transaction in November 2009 Mr. Signorello, a member of our board of directors and our CEO, purchased 225,000,000 shares of VOIS’ common stock from a former officer and director of VOIS for nominal consideration in a private transaction.  The shares of common stock purchased by Mr. Signorello represented approximately 27% of VOIS’ outstanding common stock purchase of the shares by us.  Thereafter, in an unrelated transaction in January 2010 Mr. Druzak purchased 225,000,000 shares of VOIS’ common stock from a former officer and director of VOIS for nominal consideration in a private transaction.  The shares of common stock purchased by Mr. Druzak represented approximately 22% of VOIS’ outstanding common stock.  Immediately following the closing of this transaction Mr. Druzak was appointed to VOIS’ board of directors and named President and Chief Executive Officer of VOIS.  Mr. Druzak, the brother of Joseph Druzak, a member of our board, was formerly a vice president of our company from March 2005 to January, 2010, but was not considered an executive officer of our company.  Mr. Robert Druzak resigned his positions with VOIS in March 2010.

Director Independence

Messrs. Compton, Pirtle, Druzak, Soyster, and Bush, members of our Board of Directors, are “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits and reviews for the fiscal Years ended September 30, 2010 and 2009 is $66,000 and $61,500, respectively.

AUDIT-RELATED FEES

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Our audit-related and review fees for the fiscal Years ended September 30, 2010 and 2009 were $0 and $0.

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal Years ended September 30, 2010 and 2009 is $0 and $0, respectively.

ALL OTHER FEES

There were no other fees billed by our principal accountant for the fiscal Years ended September 30, 2010 and 2009, except as provided above.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2010 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.  EXHIBITS

2.1	Agreement and Plan of Reorganization and Stock Purchase Agreement with Disease S.I. Inc.(4)
2.2	Agreement and Plan of Merger with IceWEB Communications, Inc. (8)
2.3	Agreement and Plan of Merger with Seven Corporation (9)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (1)
3.5	Certificate of Amendment to Certificate of Incorporation (2)
3.6	Certificate of Amendment to Certificate of Incorporation (3)
3.7	Certificate of Amendment to Certificate of Incorporation (11)
3.8	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.9	Certificate of Amendment to Certificate of Incorporation (13)
3.10	Bylaws (1)
3.11	Certificate of Designations of Series B Convertible Preferred Stock (17)
4.1	Form of Common Stock Purchase Warrant “A” (12)
4.2	Form of Common Stock Purchase Warrant “B” (12)
4.3	Form of Common Stock Purchase Warrant “C” (12)
4.4	Form of Series H Common Stock Purchase Warrant (16)
4.5	Form of Series I Common Stock Purchase Warrant (16)
4.6	Form of $0.70 Common Stock Purchase Warrant “A” (16)
4.7	Form of Comerica Bank warrant (16)
4.8	Form of Common Stock Purchase Warrant “D” (17)
4.9	Form of Common Stock Purchase Warrant “E” (17)
4.10	Form of Common Stock Purchase Warrant “F” (17)
4.11	Form of Common Stock Purchase Warrant “G” (18)
4.12	Form of Common Stock Purchase Warrant for Sand Hill Finance LLC (18)
4.13	Secured Convertible Debenture for Sand Hill Finance LLC
4.14	Warrant Amendment Agreement with Sand Hill Finance LLC
10.1	Acquisition Agreement with North Orlando Sports Promotions, Inc. (1)
10.2	Asset Purchase Agreement with Raymond J. Hotaling (5)
10.3	2000 Management and Director Equity Incentive and Compensation Plan (6)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.5	Stock Purchase and Exchange Agreement with Interlan Communications (9)
10.6	Preferred Stock Purchase Agreement dated March 30, 2005 (12)
10.7	Registration Rights Agreement with Barron Partners LP (12)
10.8	Asset and Stock Purchase Agreement for iPlicity, Inc.(16)
10.9	Asset and Stock Purchase Agreement for DevElements, Inc. of Virginia (15)
10.10	Form of Loan and Security Agreement with Comerica Bank (16)
10.11	Forbearance Agreement (16)
10.12	Sublease Agreement for principal executive offices (16)
10.13	Preferred Stock Purchase Agreement dated September 8, 2005 (18)
10.14	Registration Rights Agreement with Barron Partners LP (18)
10.15	Financing Agreement with Sand Hill Finance LLC (18)
10.16	Lease Agreement for principal executive offices (19)
10.17	Retailer Marketing Agreement with CompUSA (20)
10.18	Stock Purchase Agreement with Inline Corporation (21)
10.19	First Amendment to Stock Purchase Agreement with Inline Corporation (21)
10.20	Convertible Debenture with Sand Hill Finance LLC (22)
10.21	Stock Purchase Agreement for Sale of IceWEB Virginia, Inc. (23)
10.22	Series C Preferred Stock Purchase Agreement (24)
14.1	Code of Business Conduct and Ethics (16)
21.1	Subsidiaries of the registrant (16)
23.1	Consent of Sherb & Co., LLP *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

* filed herewith

(1)	Incorporated by reference to the Form 10-SB, file number 000-27865, filed with on October 28, 1999, as amended.
(2)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 18, 2001.
(3)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 26, 2001.
(4)	Incorporated by reference to the Report on Form 8-K as filed on June 6, 2001.
(5)	Incorporated by reference to the Report on Form 8-K as filed on July 26, 2001.
(6)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on July 23, 2001.
(7)	Incorporated by reference to the Report on Form 8-K as filed on December 4, 2001.
(8)	Incorporated by reference to the Report on Form 8-K as filed on April 4, 2002.
(9)	Incorporated by reference to the Report on Form 8-K as filed on August 1, 2003.
(10)	Incorporated by reference to the Report on Form 8-K/A as filed on February 20, 2004.
(11)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on August 20, 2004.
(12)	Incorporated by reference to the Report on Form 8-K as filed on April 5, 2005.
(13)	Incorporated by reference to the definitive Information Statement on Schedule14C as filed on April 4, 2005.
(14)	Incorporated by reference to Amendment No. 1 to the Report on Form 8-K/A as filed on February 20, 2004.
(15)	Incorporated by reference to the Report on Form 8-K as filed on July 23, 2004.
(16)	Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-126898, as amended.
(17)	Incorporated by reference to our Annual Report on Form 10-KSB as filed on January 18, 2006.
(18)	Incorporated by reference to the Report on Form 8-K as filed on January 30, 2006.
(19)	Incorporated by reference to the registration statement on Form SB-2/A, SEC file number 333-126898 filed on January 30. 2006.
(20)	Incorporated by reference to the Report on Form 8-K as filed on June 22, 2006.
(21)	Incorporated by reference to the Report on Form 8-K as filed on January 3, 2009.
(22)	Incorporated by reference to the Report on Form 8-K as filed on December 1, 2009.
(23)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2010.
(24)	Incorporated by reference to the Report on Form 8-K as filed on July 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICEWEB, INC.

December 29, 2010	By:	/s/ John R. Signorello
John R. Signorello, Chairman and Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Signorello	Chairman of the Board and CEO, principal	December 29, 2010
John R. Signorello	executive officer

/s/ Mark B. Lucky	Chief Financial Officer, principal financial	December 29, 2010
Mark B. Lucky	and accounting officer

/s/ Hal Compton	Director	December 29, 2010
Hal Compton

/s/ Raymond H. Pirtle, Jr.	Director	December 29, 2010
Raymond H. Pirtle, Jr.

/s/ Joseph Druzak	Director	December 29, 2010
Joseph Druzak

/s/ Jack Bush	Director	December 29, 2010
Jack Bush

/s/ Harry E. Soyster	Director	December 29, 2010
Harry E. Soyster