Form 10-K/A
period 2010-09-30
ICEWEB INC
filed 2011-01-28
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1
to the

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

Explanatory Paragraph

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 20101 as originally filed on December 29, 2010 (the “Original Filing”) to revise certain disclosure in response to comments from the Securities and Exchange Commission.  These revisions did not result in a restatement of our financial statements for any period presented herein.  These revisions include:

•

we have revised Part III, Item 11. Executive Compensation to delete two employees from the executive compensation table.  Neither of these employees are considered named executive officers and information regarding them should not have been included in the Original Filing,

•	the report of Sherb & Co., LLP, our independent registered public accounting firm, on our financial statements for fiscal 2010 has been revised to comply with AU Section 508,

•	certain expense items appearing in our Consolidated Statement of Operations for fiscal 2009 have been reclassified and Note 13 has been revised accordingly, and

•	Note 14 to our Consolidated Financial Statements has been revised.

This Form 10-K/A also includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other information in the Original Filing has been updated and this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

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

Results of Operations

FISCAL YEAR 2010 AS COMPARED TO FISCAL YEAR 2009

The following table provides an overview of certain key factors of our results of operations for fiscal year 2010 as compared to fiscal year 2009:

	Fiscal Year Ended September 30,		$	%
	2010	2009	Change	Change
Sales	$3,353,286	$2,240,363	$1,112,923	49.7%
Cost of sales	1,742,110	1,326,385	415,725	31.3%
Operating Expenses:
Sales and marketing	1,690,684	1,004,970	685,714	68.2%
Depreciation and amortization	662,003	696,723	(34,720)	(5.0)%
Research and development	533,713	336,616	197,097	58.6%
General and administrative	5,325,898	3,538,086	1,787,812	50.5%
Total operating expenses	8,212,298	5,576,395	2,635,903	47.3%
Loss from continuing operations	(6,601,122)	(4,662,417)	(1,938,705)	41.6%
Income from discontinued operations	—	136,408	(136,408)	(100.0)%
Interest expense related to discontinued operations	—	(205,940)	205,940	100.0%
Gain from sale of subsidiary	—	2,666,236	(2,666,236)	(100.0)%
O ther expense	(363,111)	(460,889)	97,778	21.2%
Net loss	$(6,964,233)	$(2,526,602)	(4,437,631)	175.6%

Other Key Indicators:

	Fiscal	Fiscal
	2010	2009	Change
Cost of sales as a percentage of sales	51.95%	59.20%	(7.3)%
Gross profit margin	48.05%	40.80%	7.3%
General and administrative expenses as a percentage of sales	158.83%	157.92%	0.9%
Total operating expenses as a percentage of sales	244.90%	248.91%	(4.0)%

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

GAIN ON DISCONTINUED OPERATIONS

Results from discontinued operations were as follows:

	Fiscal Year Ended September 30,
	2010	2009
Sales	$—	$1,694,322
Cost of sales	—	1,348,307
Operating Expenses:
Sales and marketing	—	163,694
Depreciation and amortization	—	45,913
Subtotal	—	209,607
Income from discontinued operations	—	136,408
Interest expense related to discontinued operations	—	(205,940)
Gain from sale of discontinued operations	—	2,666,236
Total Gain from discontinued operations	$—	$2,596,704

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

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended September 30,
	2010	2009

Sales	$3,353,286	$2,240,363

Cost of sales	1,742,110	1,326,385

Gross profit	1,611,176	913,978

Operating expenses:
Sales and marketing expense	1,690,684	1,004,970
Depreciation and amortization expense	662,003	696,723
Research and development	533,713	336,616
General and administrative	5,325,898	3,538,086

Total operating expenses	8,212,298	5,576,395

Loss From continuing Operations	(6,601,122)	(4,662,417)

Income from discontinued operations	—	136,408
Interest expense related to discontinued operations	—	(205,940)
Gain from sale of subsidiary	—	2,666,236
Total gain from discontinued operations	—	2,596,704

Other income (expenses):
Gain on conversion of debt	190,136	—
Interest income	—	1,142
Interest expense	(553,247)	(462,031)

Total other income (expenses):	(363,111)	(460,889)

Net loss	$(6,964,233)	$(2,526,602)

Net loss per common share - basic and diluted:
Loss from operations	$(0.07)	$(0.11)
Gain (loss) from discontinued operations	$—	$0.06
	$(0.07)	$(0.06)

Weighted average common shares outstanding basic and diluted	101,379,729	40,911,411

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

IceWEB Virginia, Inc. operated as a value-added reseller of primarily IT security products to the Federal government.  The results of operations of discontinued operations were as follows:

Results from discontinued operations were as follows:

	Fiscal Year Ended September 30,
	2010	2009
Sales	$—	$1,694,322
Cost of sales	—	1,348,307
Operating Expenses:
Sales and marketing	—	163,694
Depreciation and amortization	—	45,913
Subtotal	—	209,607
Income from discontinued operations	—	136,408
Interest expense related to discontinued operations	—	(205,940)
Gain from sale of discontinued operations	—	2,666,236
Total Gain from discontinued operations	$—	$2,596,704

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

NOTE 14 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

In November, 2009 we acquired 800,000 shares of VOIS Inc. common stock for $48,000. The Company was able to negotiate a purchase price less than the then trading price of VOIS’ common stock based upon the illiquid nature of the investment and the lack of any other willing purchasers for VOIS securities. Due to the illiquid nature of the VOIS Inc. common stock we applied a discount factor of 20% to the fair value of the marketable security.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Equity Securities , net of discount for effect of restriction	$—	$—	$524,800

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

PART IV

ITEM 15.  EXHIBITS

2.1	Agreement and Plan of Reorganization and Stock Purchase Agreement with Disease S.I. Inc.(4)
2.2	Agreement and Plan of Merger with IceWEB Communications, Inc. (8)
2.3	Agreement and Plan of Merger with Seven Corporation (9)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (1)
3.5	Certificate of Amendment to Certificate of Incorporation (2)
3.6	Certificate of Amendment to Certificate of Incorporation (3)
3.7	Certificate of Amendment to Certificate of Incorporation (11)
3.8	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.9	Certificate of Amendment to Certificate of Incorporation (13)
3.10	Bylaws (1)
3.11	Certificate of Designations of Series B Convertible Preferred Stock (17)
4.1	Form of Common Stock Purchase Warrant “A” (12)
4.2	Form of Common Stock Purchase Warrant “B” (12)
4.3	Form of Common Stock Purchase Warrant “C” (12)
4.4	Form of Series H Common Stock Purchase Warrant (16)
4.5	Form of Series I Common Stock Purchase Warrant (16)
4.6	Form of $0.70 Common Stock Purchase Warrant “A” (16)
4.7	Form of Comerica Bank warrant (16)
4.8	Form of Common Stock Purchase Warrant “D” (17)
4.9	Form of Common Stock Purchase Warrant “E” (17)
4.10	Form of Common Stock Purchase Warrant “F” (17)
4.11	Form of Common Stock Purchase Warrant “G” (18)
4.12	Form of Common Stock Purchase Warrant for Sand Hill Finance LLC (18)
4.13	Secured Convertible Debenture for Sand Hill Finance LLC (25)
4.14	Warrant Amendment Agreement with Sand Hill Finance LLC (25)
10.1	Acquisition Agreement with North Orlando Sports Promotions, Inc. (1)
10.2	Asset Purchase Agreement with Raymond J. Hotaling (5)
10.3	2000 Management and Director Equity Incentive and Compensation Plan (6)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.5	Stock Purchase and Exchange Agreement with Interlan Communications (9)
10.6	Preferred Stock Purchase Agreement dated March 30, 2005 (12)
10.7	Registration Rights Agreement with Barron Partners LP (12)
10.8	Asset and Stock Purchase Agreement for iPlicity, Inc.(16)
10.9	Asset and Stock Purchase Agreement for DevElements, Inc. of Virginia (15)
10.10	Form of Loan and Security Agreement with Comerica Bank (16)
10.11	Forbearance Agreement (16)
10.12	Sublease Agreement for principal executive offices (16)
10.13	Preferred Stock Purchase Agreement dated September 8, 2005 (18)
10.14	Registration Rights Agreement with Barron Partners LP (18)
10.15	Financing Agreement with Sand Hill Finance LLC (18)
10.16	Lease Agreement for principal executive offices (19)
10.17	Retailer Marketing Agreement with CompUSA (20)
10.18	Stock Purchase Agreement with Inline Corporation (21)
10.19	First Amendment to Stock Purchase Agreement with Inline Corporation (21)
10.20	Convertible Debenture with Sand Hill Finance LLC (22)
10.21	Stock Purchase Agreement for Sale of IceWEB Virginia, Inc. (23)
10.22	Series C Preferred Stock Purchase Agreement (24)
14.1	Code of Business Conduct and Ethics (16)
21.1	Subsidiaries of the registrant (16)
23.1	Consent of Sherb & Co., LLP * *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

* filed herewith

** previously filed

(1)	Incorporated by reference to the Form 10-SB, file number 000-27865, filed with on October 28, 1999, as amended.
(2)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 18, 2001.
(3)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 26, 2001.
(4)	Incorporated by reference to the Report on Form 8-K as filed on June 6, 2001.
(5)	Incorporated by reference to the Report on Form 8-K as filed on July 26, 2001.
(6)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on July 23, 2001.
(7)	Incorporated by reference to the Report on Form 8-K as filed on December 4, 2001.
(8)	Incorporated by reference to the Report on Form 8-K as filed on April 4, 2002.
(9)	Incorporated by reference to the Report on Form 8-K as filed on August 1, 2003.
(10)	Incorporated by reference to the Report on Form 8-K/A as filed on February 20, 2004.
(11)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on August 20, 2004.
(12)	Incorporated by reference to the Report on Form 8-K as filed on April 5, 2005.
(13)	Incorporated by reference to the definitive Information Statement on Schedule14C as filed on April 4, 2005.
(14)	Incorporated by reference to Amendment No. 1 to the Report on Form 8-K/A as filed on February 20, 2004.
(15)	Incorporated by reference to the Report on Form 8-K as filed on July 23, 2004.
(16)	Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-126898, as amended.
(17)	Incorporated by reference to our Annual Report on Form 10-KSB as filed on January 18, 2006.
(18)	Incorporated by reference to the Report on Form 8-K as filed on January 30, 2006.
(19)	Incorporated by reference to the registration statement on Form SB-2/A, SEC file number 333-126898 filed on January 30. 2006.
(20)	Incorporated by reference to the Report on Form 8-K as filed on June 22, 2006.
(21)	Incorporated by reference to the Report on Form 8-K as filed on January 3, 2009.
(22)	Incorporated by reference to the Report on Form 8-K as filed on December 1, 2009.
(23)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2010.
(24)	Incorporated by reference to the Report on Form 8-K as filed on July 31, 2010.
(25)	Incorporated by reference to the registration statement on Form S-1, SEC file number 333-167501, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICEWEB, INC.

January 26, 2011	By:	/s/ John R. Signorello
John R. Signorello, Chairman and Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Signorello	Chairman of the Board and CEO, principal	January 26, 2011
John R. Signorello	executive officer

/s/ Mark B. Lucky	Chief Financial Officer, principal financial	January 26, 2011
Mark B. Lucky	and accounting officer

/s/ Hal Compton	Director	January 26, 2011
Hal Compton

/s/ Raymond H. Pirtle, Jr.	Director	January 26, 2011
Raymond H. Pirtle, Jr.

/s/ Joseph Druzak	Director	January 26, 2011
Joseph Druzak

/s/ Jack Bush	Director	January 26, 2011
Jack Bush

/s/ Harry E. Soyster	Director	January 26, 2011
Harry E. Soyster