Form 10-K/A
period 2010-09-30
ICEWEB INC
filed 2011-02-10
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
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

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as originally filed on December 29, 2010 (the “Original Filing”) and amended on January 28, 2011 to revise certain disclosure in response to comments from the Securities and Exchange Commission.  These revisions did not result in a restatement of our financial statements for any period presented herein.  These revisions include certain expense items appearing in our Consolidated Statement of Operations for fiscal 2009 have been reclassified and Note 13 has been revised accordingly.

This Form 10-K/A also includes an updated consent of our independent registered public accounting firm appears as Exhibit 23.1 and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

Results of Operations

FISCAL YEAR 2010 AS COMPARED TO FISCAL YEAR 2009

The following table provides an overview of certain key factors of our results of operations for fiscal year 2010 as compared to fiscal year 2009:

	Fiscal Year Ended September 30,		$	%
	2010	2009	Change	Change
Sales	$3,353,286	$2,240,363	$1,112,923	49.7%
Cost of sales	1,742,110	1,326,385	415,725	31.3%
Operating Expenses:
Sales and marketing	1,690,684	1,004,970	685,714	68.2%
Depreciation and amortization	662,003	696,723	(34,720)	(5.0)%
Research and development	533,713	336,616	197,097	58.6%
General and administrative	5,325,898	3,538,086	1,787,812	50.5%
Total operating expenses	8,212,298	5,576,395	2,635,903	47.3%
Other expense	(363,111)	(460,889)	97,778	21.2%
Loss from continuing operations	(6,964,233)	(5,123,306)	(1,840,927)	35.9%
Income from discontinued operations	—	136,408	(136,408)	(100.0)%
Interest expense related to discontinued operations	—	(205,940)	205,940	100.0%
Gain from sale of subsidiary	—	2,666,236	(2,666,236)	(100.0)%
Net loss	$(6,964,233)	$(2,526,602)	(4,437,631)	175.6%

Other Key Indicators:
	Fiscal	Fiscal
	2010	2009	Change
Cost of sales as a percentage of sales	51.95%	59.20%	(7.3)%
Gross profit margin	48.05%	40.80%	7.3%
General and administrative expenses as a percentage of sales	158.83%	157.92%	0.9%
Total operating expenses as a percentage of sales	244.90%	248.91%	(4.0)%

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

	2010	2009
Salaries/benefits	$3,483,798	$2,897,647
Occupancy	24,139	50,258
Professional fees	659,547	82,929
Other	518,303	125,922
Consulting	193,783	85,738
Investor Relations	358,780	173,686
Travel/Entertainment	32,361	26,867
Internet/Phone	8,883	35,967
Insurance	46,304	59,072
	$5,325,898	$3,538,086

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

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 20, 2010

IceWEB, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2010	September 30, 2009

ASSETS

CURRENT ASSETS:
Cash	$540,156	$6,310
Accounts receivable, net of allowance for doubtful accounts of $309,000 and $9,000 respectively	1,529,852	424,919
Inventory, net	62,197	151,361
Other current assets	6,875	6,390
Prepaid expenses	31,230	25,180
	2,170,310	671,160

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $2,180,643 and $1,761,730 respectively	418,873	752,162
Deposits	13,320	13,320
Marketable securities, net	524,800	—
Intangible assets, net of accumulated amortization of $668,498 and $425,408, respectively	546,952	790,042
Total Assets	$3,674,255	$2,226,684

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,711,621	$1,971,376
Notes payable	1,649,140	1,847,755
Deferred revenue	59,582	10,261
	3,420,343	3,829,392

Long-Term Liabilities
Notes payable	—	934,756
Total Liabilities	3,420,343	4,764,148

Stockholders' Equity (Deficit)
Preferred stock ($.001 par value; 10,000,000 shares authorized) Series A convertible preferred stock ($.001 par value; 0 shares issued and outstanding)	—	—
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($0.001 par value; 1,000,000,000 shares authorized; 134,443,725 and 68,469,617 shares issued and outstanding, respectively)	134,445	68,471
Additional paid in capital	29,360,833	20,064,998
Accumulated deficit	(29,622,792)	(22,658,560)
Accumulated other comprehensive income	476,800	—
Subscription receivable	(83,000)	—
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)

Total stockholders’ equity (deficit)	253,912	(2,537,464)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,674,255	$2,226,684

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended September 30,
	2010	2009

Sales	$3,353,286	$2,240,363

Cost of sales	1,742,110	1,326,385

Gross profit	1,611,176	913,978

Operating expenses:
Sales and marketing expense	1,690,684	1,004,970
Depreciation and amortization expense	662,003	696,723
Research and development	533,713	336,616
General and administrative	5,325,898	3,538,086

Total operating expenses	8,212,298	5,576,395

Other income (expenses):
Gain on conversion of debt	190,136	—
Interest income	—	1,142
Interest expense	(553,247)	(462,031)

Total other expenses:	(363,111)	(460,889)

Loss From Continuing Operations	(6,964,233)	(5,123,306)

Income from discontinued operations	—	136,408
Interest expense related to discontinued operations	—	(205,940)
Gain from sale of subsidiary	—	2,666,236
Total gain from discontinued operations	—	2,596,704

Net loss	$(6,964,233)	$(2,526,602)

Net loss per common share - basic and diluted:
Loss from continuing operations	$(0.07)	$(0.13)
Gain from discontinued operations	$—	$0.06
Net Loss	$(0.07)	$(0.07)

Weighted average common shares outstanding basic and diluted	101,379,729	40,911,411

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the years ended September 30, 2010 and 2009

	Series B				Additional		Compre-
	Preferred Stock		Common Stock		Paid-In	Accumulated	hensive	Subscription	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Receivable	Share	Amount	Total

Balance at September 30, 2008	1,253,334	$1,253	24,688,088	$24,690	$15,953,221	$(20,131,957)	$—	$—	(162,500)	$(13,000)	$(4,165,793)

Amortization of deferred compensation	—	—	—	—	1,016,137	—	—	—	—	—	1,016,137

Issuance of common stock for cash	—	—	3,900,000	3,900	203,100	—	—	—	—	—	207,000

Cancellation of common stock	—	—	(100,000)	(100)	100	—	—	—	—	—	—

Common stock issued for exercise of options	—	—	18,715,000	18,715	960,585	—	—	—	—	—	979,300

Common stock issued in connection with notes payable	—	—	1,959,601	1,960	150,313	—	—	—	—	—	152,273

Conversion of series B preferred to common stock	(626,667)	(627)	626,667	627		—	—	—	—	—	—

Common stock issued for services	—	—	1,725,000	1,725	130,775	—	—	—	—	—	132,500

Common stock issued to employees	—	—	13,155,261	13,154	1,154,567	—	—	—	—	—	1,167,721

Common stock issued in connection with disposition of subsidiary	—	—	1,000,000	1,000	79,000	—	—	—	—	—	80,000

Common stock issued in connection with conversion of convertible debenture	—	—	2,800,000	2,800	417,200	—	—	—	—	—	420,000

Net loss for the year	—	—	—	—	—	(2,526,602)	—	—	—	—	(2,526,602)

Balance at September 30, 2009	626,667	626	68,469,617	68,471	20,064,998	(22,658,560)	—	—	(162,500)	(13,000)	(2,537,464)

Amortization of deferred compensation	—	—	—	—	1,627,919	—	—	—	—	—	1,627,919

Issuance of common stock for cash	—	—	15,580,000	15,580	2,365,050	—	—	—	—	—	2,380,630

Issuance of common stock to settle litigation	—	—	2,678,571	2,679	399,104	—	—	—	—	—	401,783

Common stock issued for exercise of options	—	—	30,570,600	30,571	2,561,055	—	—	—	—	—	2,591,626

Common stock issued in connection with subscription receivable	—	—	2,000,000	2,000	81,000	—	—	(83,000)	—	—	—

Common stock issued for services	—	—	2,800,000	2,800	506,684	—	—	—	—	—	509,484

Common stock issued to employees	—	—	9,344,937	9,345	858,020	—	—	—	—	—	867,365

Common stock issued in connection with conversion of convertible debenture	—	—	3,000,000	3,000	897,000	—	—	—	—	—	900,000

Other Comprehensive income	—	—	—	—	—	—	476,800	—	—	—	476,800

Net loss for the year	—	—	—	—	—	(6,964,233)	—	—	—	—	(6,964,233)

Net Comprehensive loss	—	—	—	—	—	(6,964,233)	476,800	—	—	—	(6,487,433)

Balance at September 30, 2010	626,667	$626	134,443,725	$134,445	$29,360,833	$(29,622,792)	$476,800	$(83,000)	(162,500)	$(13,000)	$253,912

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

Common Stock Warrants

A summary of the status of our outstanding common stock warrants as of September 30, 2010 and 2009 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2010		Year Ended September 30, 2009
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	225,000	$1.78	300,000	$1.25
Granted	8,137,100	0.40	—	—
Exercised	—	—	—	—
Forfeited	(75,000)	6.00	(75,000)	0.65
Balance at end of year	8,287,100	$0.40	225,000	$1.78

Warrants exercisable at end of year	8,287,100	$0.40
Weighted average fair value of warrants granted or re-priced during the year		$—

The following table summarizes information about common stock warrants outstanding at September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2010	Life	Price	2010	Price
$0.20	200,000	0.57 Years	$0.20	200,000	$0.20
$0.40	7,792,100	0.65 Years	$0.40	7,792,100	$0.40
$0.50	290,000	3.03 Years	$0.50	290,000	$0.50
$2.00	5,000	0.81 Years	$2.00	5,000	$2.00
	8,287,100		$0.40	8,287,100	$0.40

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

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2010 and 2009

NOTE 12 - STOCK OPTION PLAN (continued)

A summary of the status of our outstanding stock options as of September 30, 2010 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2010			Year Ended September 30, 2009
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Stock options
Balance at beginning of year	10,944,483	$0.27		6,583,827	$0.61	$
Granted	32,410,000	0.09		24,395,000	0.06
Exercised	(30,570,600)	0.09		(18,715,000)	0.05
Forfeited	(1,179,479)	0.16		(1,319,344)	0.28
Balance at end of year	11,604,404	$0.27	$1,351,502	10,944,483	$0.27		$147,150

Options exercisable at end of year	9,691,237	$0.30	$1,037,335	4,123,134	$0.47		$109,006

Weighted average fair value of options granted during the year		$0.078			$0.04

The following table summarizes information about employee stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.001-0.25	7,649,400	2.13 Years	$0.11	5,880,033	$0.11
0.30-0.48	695,000	2.25 Years	0.41	556,750	0.45
0.54-0.60	2,475,004	1.87 Years	0.58	2,469,454	0.59
0.61-0.80	785,000	1.13 Years	0.70	785,000	0.69
	11,604,404		$0.27	9,691,237	$0.30

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$524,800

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

ICEWEB, INC.

February 10, 2011	By:	/s/ John R. Signorello
John R. Signorello, Chairman and Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Signorello	Chairman of the Board and CEO, principal	February 10, 2011
John R. Signorello	executive officer

/s/ Mark B. Lucky	Chief Financial Officer, principal financial	February 10, 2011
Mark B. Lucky	and accounting officer

/s/ Hal Compton	Director	February 10, 2011
Hal Compton

/s/ Raymond H. Pirtle, Jr.	Director	February 10, 2011
Raymond H. Pirtle, Jr.

/s/ Joseph Druzak	Director	February 10, 2011
Joseph Druzak

/s/ Jack Bush	Director	February 10, 2011
Jack Bush

/s/ Harry E. Soyster	Director	February 10, 2011
Harry E. Soyster