Form 10-Q
period 2010-12-31
ICEWEB INC
filed 2011-02-14
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at February 15, 2010 was: 139,921,768.

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

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED December 31, 2010

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheet (unaudited) at December 31, 2010 and September 30, 2010	4

Consolidated Statements of Operations (unaudited) For the Three months Ended December 31, 2010 and 2009	5

Consolidated Statements of Cash Flows (unaudited) For the Three months Ended December 31, 2010 and 2009	6

Notes to Unaudited Consolidated Financial Statements	7-22

Item 2 - Management’s Discussion and Analysis or Plan of Operation	23-28

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 - Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	29

Item 1A - Risk Factors	29

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 - Default upon Senior Securities	29

Item 4 - Submission of Matters to a Vote of Security Holders	29

Item 5 - Other Information	29

Item 6 - Exhibits	30

Signatures	30

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheets

	December 31, 2010 (Unaudited)	September 30, 2010 (1)
CURRENT ASSETS:
Cash	$ 256,107	$ 540,156
Accounts receivable, net of allowance of $409,000 and $309,000, respectively	1,424,917	1,529,852
Inventory	107,093	62,197
Other current assets	27,500	6,875
Prepaid expenses	46,591	31,230
	1,862,208	2,170,310

OTHER ASSETS:
Property and equipment, net	328,748	418,873
Deposits	13,320	13,320
Marketable securities	51,840	524,800
Intangible assets, net of accumulated amortization of $729,270 and $668,498)	486,180	546,952
Total Assets	$ 2,742,296	$ 3,674,255

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,846,861	$1,711,619
Notes payable	1,726,993	1,649,140
Deferred revenue	43,271	59,582
Total Liabilities	3,617,125	3,420,341

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock ($.001 par value; 10,000,000 shares authorized)
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 138,841,375 shares issued and 138,678,875 shares outstanding and 134,443,725 and 134,281,225 issued and outstanding, respectively)	138,678	134,445
Additional paid in capital	29,956,633	29,360,833
Accumulated deficit	(30,878,606)	(29,622,792)
Accumulated other comprehensive income	3,840	476,800
Subscription receivable	(83,000)	(83,000)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)
Total stockholders' equity (deficit)	(874,829)	253,912

Total Liabilities and Stockholders’ Equity (Deficit)	$ 2,742,296	$ 3,674,255

See accompanying notes to unaudited consolidated financial statements

(1)         Derived from audited financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31
	2010	2009

Sales	$ 677,853	$ 600,817

Cost of sales	350,657	273,624

Gross profit	327,196	327,193

Operating expenses:
Sales and marketing	455,022	312,857
Depreciation and amortization	166,617	167,474
Research and Development	206,126	79,565
General and administrative	657,366	1,093,970

Total operating expenses	1,485,131	1,653,866

Loss from operations	(1,157,935)	(1,326,673)

Other income (expenses):
Interest expense	(97,880)	(132,961)

Total other income (expenses):	(97,880)	(132,961)

Net loss	$ (1,255,815)	$ (1,459,634)

Loss per common share, basic and diluted	$ (0.01)	$ (0.02)

Weighted average common shares outstanding basic and diluted	136,447,266	78,328,313

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

		Three Months Ended
		December 31,
		2010	2009
NET CASH USED IN OPERATING ACTIVITIES		$(697,182)	$(848,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities		—	(48,000)
Purchase of property and equipment		(15,720)	(35,090)
NET CASH USED IN INVESTING ACTIVITIES		(15,720)	(83,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of restricted common stock		—	190,000
Proceeds from notes payable		399,012	337,209
Proceeds from exercise of common stock options		351,000	650,000
Payments on notes payable		(321,159)	(304,617)

NET CASH PROVIDED BY FINANCING ACTIVITIES		428,853	872,592

NET DECREASE IN CASH		(284,049)	(59,195)

CASH - beginning of period		540,156	63,310

CASH - end of period		$256,107	$4,115

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$		$126,571
Income taxes		—	—

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 - NATURE OF BUSINESS

IceWEB was originally founded to serve the commercial and federal markets with network security products and proprietary on-line software solutions.  In 2008, IWEB narrowed its focus and expanded its capabilities by acquiring INLINE Corporation, a data storage company specializing in custom designed, short-production run storage solutions for the Geospatial Information Systems (GIS) market.

For fiscal year 2011, we have three key product offerings:

IceWEB 3000/5000 Unified Network Storage Solutions

Purpose Built Network/Data Appliances

Cloud Computing Products/Services

IceWEB 3000/5000 Unified Network Storage Solutions

IceWEB is a leading provider of high performance Unified Network Storage solutions.  Our product offerings have broad appeal in the enterprise and federal marketplaces, and are used as core building blocks (enabling technologies) of business critical storage infrastructure for a diverse group of data intensive key vertical market segments such as geospatial information systems, entertainment, security and defense, higher education, Internet Service Providers and Managed Service Providers, Oil and Gas, and Health Care.  Our innovative storage systems deliver levels of performance, scalability, versatility and simplicity that exceed existing network storage alternatives. Our Unified Network Storage offerings, called the IceWEB 3000 and IceWEB 5000 are deployed as storage operating system software on our network attached storage (NAS), and storage area network (SAN) hardware products. The IceWEB 3000/5000 Unified Network Storage environments empowers companies to:

-	Quickly and easily deploy large complex data storage infrastructure environments
-	Reduce administrative costs for managing their storage by making complex technical tasks far more simple to accomplish
-	Reduce hardware and capital expenditure costs by more effectively using the storage within the system and repurposing older legacy hardware
-	Protect their business critical data by leveraging IceWEB 5000’s built-in data replication features
-	Integrate with emerging server virtualization software (VMWare, Citrix Xen and Microsoft’s Hyper V) to better manage those solutions

The IceWEB 3000/5000 replaces complex and performance-limited products with high performance, scalable and easy to use systems capable of handling the most data intensive applications and environments.  Our users value the IceWEB 3000/5000s solution because it delivers three key benefits:

Performance – which equals or exceeds all competitive products.

Management – which requires less expertise and time from overburdened technical staffers

Cost – our solutions typically can be deployed  costing two to three times less than those of ours competitors, and are far more feature rich

The Competitive Landscape

Traditionally a company such as IceWEB would compete with other storage vendors of similar size, some of those competitors would be Compellent, Isilon, and LeftHand Networks.  In actuality the company more often finds itself becoming an alternative in our customers’ eyes to purchasing additional equipment from large and expensive legacy storage providers such as EMC Corporation, IBM, Hewlett Packard, Network Appliance and Hitachi Data Systems.  What IceWEB is finding is that with data growing at alarming rates within all organizations, budgetary and common sense decision making is creating a 2nd Tier storage marketplace where our IceWEB 5000 is perceived as very compelling.  Customers are recoiling from the high costs and fork-lift upgrades often required by the larger Tier 1 storage providers that would be necessary to accommodate their rapid data growth.  Therefore, rather than purchasing additional expensive solutions from their existing vendors they opt to deploy our product with its versatile and feature rich capabilities in an overflow or project by project type environment.  Because IceWEB 5000 storage space can be purchased two to three times more cheaply than the legacy alternatives, these customers are actually able to purchase ahead of their perceived data growth rate.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Purpose Built Network and Data Appliances

IceWEB has been building Purpose Built Network and Data Appliances for several years.  Purpose Built Network & Data Appliances are devices which provide computer resources (processors & memory), data storage, and specific software for a specific application.  The main appliance products that IceWEB has been building have been centered around a single large business partner.  ESRI Corporation.  IceWEB and ESRI have collaborated to create ultra-high performance IceWEB/ESRI GIS systems that allow customers to analyze data in ways never before possible.  ESRI Corporation takes full responsibility for marketing to their customers and business partners, via their worldwide sales and consultancy organization.

IceWEB, in an effort to capitalize on what has been a successful model built within the Geographical Information System space with ESRI has expanded our marketing of our appliance design, manufacturing and support capabilities to additional prospective partners.  In October 2009 IceWEB, Spot Image (a large satellite GIS data provider from France, and Google Corporation agreed that IceWEB would build an appliance to deliver GIS imagery from Spot Image satellite data, powered by Google Earth Enterprise.  This Google Earth Engine appliance will be marketed worldwide through existing Spot Image and Google business partners.  IceWEB has also recently introduced a Cloud Storage Appliance, a device which allows organizations and/or service providers to rapidly and easily deploy cloud based storage services to their constituents and customers.  The company is aggressively pursuing other Purpose Built Appliance opportunities and hopes that this strategy will begin to contribute significantly to our business ramping over the next six month.  Our goal is that the Appliance business segment be grown to contribute approximately 35% of overall business revenue by the end of Fiscal Year 2010.

Cloud Computing Products & Services

Cloud Computing Services

In December 2005, IceWEB launched IceMAIL TM a packaged software service that provides network –hosted groupware, email, and calendaring and collaboration functionality.  Customers are typically organizations wishing to use Microsoft Exchange and Outlook without having to procure, maintain and manage their own equipment and software.   Online services were subsequently expanded to include IcePORTAL TM which provides customers with a complete Intranet portal and IceSECURE TM a hosted email encryption service.  Originally such hosted services were referred to with the acronym ‘SaaS’, which stands for Software-as-a-Service.  Such services, hosted across the internet are today commonly referred to as Cloud Computing.   The benefits of cloud computing are many.  First, adoption of an application, infrastructure, or storage environment which is available on-demand, with no capital expenditures for the user company represents an attractive proposition from the financial perspective.  Secondly, such models greatly reduce the need for highly paid internal technical staff, freeing critical resources to work on more core business related functions.  Thirdly, the application software, hardware, and infrastructure needs of organizations are constantly growing and evolving – Cloud Computing allows ad-hoc allocation of resources, cost free software upgrades, and freedom from hardware/infrastructure obsolescence.

Cloud Storage Appliances (CSA)

Knowing full well there will be many early entrants into the much hyped Cloud Computing marketspace, IceWEB has focused our engineering and research and development efforts on crafting our products to perform as scalable ‘building blocks’ for those companies or service providers wishing to rapidly deploy high performance infrastructure to enable delivery of Cloud based services. In September 2009 IceWEB introduced a line of devices called “Cloud Storage Appliances” (CSA). A cloud storage appliance is a purpose built storage device configured for either branch office or central site deployment which allows the housing and delivery of customer data across not only their internal networking infrastructure, but also to make that data available to employees or business partners securely via the internet (often called the cloud). The CSA line has been built to address concerns within the enterprise marketplace which revolve around hesitation to entrust corporate data to third party providers such as Amazon S3, Mozy, Nirvanix, and others, and to address additional concerns about data access latency and performance. Companies, by implementing our CSA devices, can gain all of the benefits of cloud computing, while mitigating vendor lock-in issues, reducing the potential for security breaches, and maintaining high performance data transfer by back-hauling the data (and replicating it) from remote branch offices across existing wide area network links to the corporate IT infrastructure. An additional obvious benefit derived from the deployment of private or hybrid storage clouds on the CSA products is that companies do not have to pay per-megabyte or per-gigabyte transfer and storage fees to third party service companies.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Sales and Marketing Plans

We intend to sell of all of our products via full “channel-based” model. In a Channel Based sales model, companies with products or services build partnerships with Systems Integrators, other manufacturers, vertical companies (such as ESRI and Spot Image), and distributors and leverage the sales resources of those groups to drive sales of products/services. The value of a Channel Based sales model is twofold. First it allows IceWEB to grow total sales volume significantly while keeping sales staff (and hence SG&A) low. Rather than building a significant worldwide sales force of our own, this model allows to build a small Channel Organization responsible for identification, training and support of partner organizations to ensure their success and productivity. The second value of the Channel Based model is that partners bring their own knowledge of key accounts and have relationships already in place – this compresses the sales cycle, increases the close ratio on new business and funnels more sales into IceWEB products and services.

We have recently signed partnership agreements with Utilipath LLC, Spot Image, and others and are already realizing the value of these relationships as they translate into hard sales.

Manufacturing

Manufacturing is conducted at our headquarters in Sterling, VA. Utilizing chassis from premium manufacturers such as AIC Corporation, Xyratex and others, all systems are built, burned, and tested at this facility by our in-house engineering and production staff.

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

IceWEB competes effectively across all of these factors. In particular, our product architecture provides significant competitive advantages in terms of performance, scalability, ease of management and low total cost of ownership .  OEM partners provide us with a significant number of reference account s which address credibility and helps marketing to new customers.

Many of the competitors have longer operating histories, better name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources than we have. Competitors may also be able to devote greater resources to the development, promotion, sale and support of their products. Competitors may also have more extensive customer bases and broader customer relationships than us including relationships with potential IceWEB customers.

Intellectual Property

Success in our technological markets depends, in part, upon our ability to obtain and maintain proprietary protection for its products, technology and know-how .  This must be accomplished without infringing the proprietary rights of others and while simultaneously preventing others from infringing upon our own proprietary rights.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

IceWEB seeks to protect its proprietary positions by, among other methods, filing patent applications. Patent efforts are focused in the United States and, when justified by cost and strategic importance, we file related foreign patent applications in jurisdictions such as the European Union and Japan. As of September 30, 2008, we applied for three provisional U.S. patents.

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

Trademarks are used on some of the IceWEB products and these distinctive marks may be an important factor in marketing the products.  Inline ® and Inline logo trademarks have been registered in the United States.

Many of the competitors have longer operating histories, better name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources than we have. Competitors may also be able to devote greater resources to the development, promotion, sale and support of their products. Competitors may also have more extensive customer bases and broader customer relationships than us, including relationships with potential IWEB customers.

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

In March 1999, we changed the focus of our business and closed a transaction by which we acquired 100% of the outstanding capital stock of North Orlando Sports Promotions, Inc., a privately held Florida corporation. From 1999 until July 2001, we operated a variety of Internet-related services; however, we were unable to generate positive cash flow from these Internet-related businesses.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

In June 2003, we acquired 100% of the capital stock of Interlan Communications, Inc., a privately held corporation, in exchange for 25,000 shares of our common stock. In June 2003, we also acquired 100% of the capital stock of Seven Corporation in exchange for 37,500 shares of our common stock and cash consideration of $123,000. As described later in this section, we sold Seven Corporation in February 2007.

In October 2003, we acquired 19% of the capital stock of IceWEB 5000, Inc. of Virginia, together with substantially all of its assets including software licenses, source code, potential patents and trademarks for a combined stock and cash value of approximately $632,000 which included the issuance of 191,381 shares of our common stock and cash consideration of $65,500.

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

DECEMBER 31, 2010

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by GAAP for complete financial statements. For further information, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K (File No. 000-27865) for the year ended September 30, 2010 (“Form 10-K”).

The unaudited consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at December 31, 2010, and the consolidated results of its operations for the three months ended December 31, 2010 and 2009, and the consolidated cash flows for the three months ended December 31, 2010 and 2009. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at September 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all footnote disclosures required by GAAP.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K. The Company has evaluated subsequent events through February 15, 2011, the date the Company filed its Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

Fiscal Year

The fiscal year ends on September 30. References to fiscal 2011, for example, refer to the fiscal year ending September 30, 2011.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to 2011 amounts. The reclassifications had no impact on previously reported results of operations or shareholders’ deficit.

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

Marketable Securities

IceWEB accounts for the purchase of marketable equity securities in accordance with ASC 320, “Investment – Debt and Equity Securities” with any unrealized gains and losses included as a net amount as a separate component of stockholders’ equity.  However, those securities may not have the trading volume to support the stock price if the Company were to sell all their shares in the open market at once, so the Company may have a loss on the sale of marketable securities even though they record marketable equity securities at the current market value.  Due to the illiquid nature of the marketable securities that IceWEB owns we applied a discount factor of 20% to the fair value of the marketable security.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $409,000 as of December 31, 2010. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $100,691 and $0 for the three months ended December 31, 2010 and 2009, respectively.

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

Advertising

Advertising costs are expensed as incurred and amounted to $60,806 and $16,456 for the three months ended December 31, 2010 and 2009, respectively.

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

DECEMBER 31, 2010

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06).  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements were effective for interim and annual periods beginning after December 15, 2009 (the adoption of which did not have an impact on the Company’s financial statements), except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 (September 1, 2011 for the Company).  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	December 31, 2010	September 30, 2010
Office equipment	5 years	$ 715,002	$ 699,282
Computer software	3 years	612,379	612,379
Furniture and fixtures	5 years	261,385	261,385
Leasehold improvements	2 - 5 years	1,026,470	1,026,470
		2,615,236	2,599,516

Less: accumulated depreciation		(2,286,488)	(2,180,643)

		$ 328,748	$ 418,873

Depreciation expense for the three months ended December 31, 2010 and 2009 was $105,845 and $106,701 respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	December 31, 2010	September, 30, 2010
Raw materials	$85,674	$49,757
Work in progress	16,064	9,330
Finished goods	5,355	3,110
	$107,093	$62,197

NOTE 5 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At December 31, 2009, the principal amount due under the Financing Agreement amounted to $1,726,993.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

NOTE 6 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2010, the Company had no balances in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 7 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of December 31, 2010,  the Company’s investments in marketable equity securities are based on the December 31, 2010  stock price as reflected on the OTCBB stock exchange , reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

DECEMBER 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$48,000	$3,840	$—	$51,840

Total	$48,000	$3,840	$—	$51,840

The unrealized gains are presented in comprehensive income in the consolidated statement of operations and comprehensive income.

(b) Gains and Losses on Investments

The following table summarizes the realized net gains (losses) associated with the Company’s investments:

	Three Months Ended
	December 31,
	2010	2009

Net losses on investments in publicly traded equity securities	$(472,960)	$—

Net losses on investments	$(472,960)	$—

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$51,840

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

There were no impairment charges on investments in publicly traded equity securities for the three months ended December 31, 2010 or 2009.

The Company has evaluated its publicly traded equity securities as of September 30, 2010, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our other comprehensive income consists of unrealized gains on marketable securities available for sale of $3,840.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 9 - STOCKHOLDERS’ DEFICIT

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2010 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	8,287,100	$0.40
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at end of period	8,287,100	$0.40

Warrants exercisable at end of period	8,287,100	$0.40

Weighted average fair value of warrants granted or re-priced during the period		$—

The following table summarizes information about common stock warrants outstanding at December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$ 0.20	200,000	0.32 Years	$ 0.20	200,000	0.20
$ 0.40	7,792,100	0.40 Years	$ 0.40	7,792,100	0.40
$ 0.50	290,000	2.77 Years	$ 0.50	290,000	0.50
$ 2.00	5,000	0.55 Years	$ 2.00	5,000	2.00
	8,287,100		$ 0.40	8,287,100	$0.40

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

DECEMBER 31, 2010

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	December 31,
	2010	2009
Expected volatility	129% - 325%	323% - 325%
Expected term	1 - 5 Years	1 - 5 Years
Risk-free interest rate	0.03% - 0.48%	0.03%
Forfeiture Rate	0% - 45%	0% - 45%
Expected dividend yield	0%	0%

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

For the three months ended December 31, 2010, total stock-based compensation charged to operations for option-based arrangements amounted to $48,339. At December 31, 2010, there was approximately $126,997 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

A summary of the status of the Company’s outstanding stock options as of December 31, 2010 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	11,604,404	$0.27
Granted	—	—
Exercised	(3,166,667)	0.11
Forfeited	(185,000)	0.23
Balance at end of period	8,252,737	$0.336

Options exercisable at end of period	6,796,670	$0.38

Weighted average fair value of options granted during the year		$—

The following table summarizes information about employee stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.001-0.25	4,307,733	2.87 Years	$0.11	2,972,516	$0.11
0.30-0.48	695,000	1.63 Years	0.43	574,150	0.45
0.54-0.60	2,475,004	1.62 Years	0.58	2,475,004	0.58
0.61-0.80	775,000	0.89 Years	0.70	775,000	0.70
	8,252,737		$0.336	6,796,670	$0.38

NOTE 11 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended December 31, 2010 and 2009 all material assets and revenues of the Company were in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2010 and 2009 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

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

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2009

The following table provides an overview of certain key factors of our results of operations for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009:

	Three months ended		$ of
	December 31,
	2010	2009	Change

Net Revenues	$ 677,853	$ 600,817	$ 77,036
Cost of sales	350,657	273,624	77,033
Operating Expenses:
Marketing and selling	455,022	312,857	142,165
Depreciation and amortization	166,617	167,474	(857)
Research and development	206,126	79,565	126,561
General and administrative	657,366	1,093,970	(436,604)
Total operating expenses	1,485,131	1,653,866	(168,735)
Loss from operation	(1,157,935)	(1,326,673)	168,738
Total other income (expense)	(97,880)	(132,961)	35,081
Net loss	$ (1,255,815)	$ (1,459,634)	$ 203,819

Other Key Indicators:

	Three months ended		%
	December 31,
	2010	2009	Change

Cost of sales as a percentage of revenues	51.7%	45.5%	6.2%
Gross profit margin	48.3%	54.5%	(6.2%)
General and administrative expenses as a percentage of revenues	97.0%	182.1%	(85.1%)
Total operating expenses as a percentage of revenues	219.1%	275.3%	(56.2%)

Revenues

For the three months ended December 31, 2010, we reported revenues of $677,853 as compared to revenues of $600,817 for the three months ended December 31, 2009, an increase of $77,036 or approximately 12.8%.

Cost of Sales

Our cost of sales consists primarily of products purchased and component parts for the manufacture of our storage products.  For the three months ended December 31, 2010, cost of sales was $350,657, or approximately 51.7% of revenues, compared to $$273,624, or approximately 45.5% of revenues, for the three months ended December 31, 2009. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 was the result of higher costs for certain components of cost of goods. We anticipate that our gross profit margins will continue to be in the 48% to 50% range through the balance of fiscal 2011.

Total Operating Expenses

Our total operating expenses decreased approximately 10.2% to $1,485,131 for the three months ended December 31, 2010 as compared to $1,653,866 for the three months ended December 31, 2009. These changes include:

•           Marketing and Selling. For the three months ended December 31, 2010, marketing and selling costs were $455,022 as compared to $312,857  for the three months ended December 31, 2009, an increase of $142,165 or approximately 45.4%.  The increase was due to an increase in sales and marketing related headcount during the three months ended December 31, 2010 versus the prior year.

•           Depreciation and amortization expense. For the three months ended December 31, 2010, depreciation and amortization expense amounted to $166,617 as compared to $167,474 for the three months ended December 31, 2009, virtually unchanged from prior year.

•           Research and Development. For the three months ended December 31, 2010, research and development costs were $206,126 as compared to $79,565 for the three months ended December 31, 2009, an increase of $126,561 or approximately 159.1%.  The increase is due to higher Research and development headcount dedicated to our storage products.

•           General and administrative expense. For the three months ended December 31, 2010, general and administrative expenses were $657,366 as compared to $1,093,970 for the three months ended December 31, 2009, a decrease of $436,604 or approximately 39.9%. For the three months ended December 31, 2010 and 2009 general and administrative expenses consisted of the following:

	Fiscal Q1	Fiscal Q1
	2011	2010
Occupancy	$ 7,960	$ 6,775
Consulting	55,236	29,773
Employee compensation	336,861	966,620
Professional fees	18,722	32,050
Internet/Phone	4,582	3,217
Travel/Entertainment	7,993	3,154
Investor Relations	63,193	12,094
Licenses	639	—
Insurance	11,023	13,216
Other	151,157	27,071
	$ 657,366	$ 1,093,970

•	For the three months ended December 31, 2010, Occupancy expense increased to $7,960 as compared to $6,775. Occupancy expense is higher due to rent escalations.

•	For the three months ended December 31, 2010, Consulting expense increased to $55,236 as compared to $29,773.

•

For the three months ended December 31, 2010, salaries and related expenses decreased to $336,861 as compared to $966,620. Employee compensation is lower due to lower expense related to stock based compensation of $59,000 and the decrease in the amortization of deferred compensation related to employee stock options of $639,935, offset by an increase in salaries of $66,176.

•

For the three months ended December 31, 2010, Professional fee expense decreased to $18,722 as compared to $32,050.  Professional fee expense increased primarily due to legal fees incurred in the normal course of business.

•

For the three months ended December 31, 2010, travel and entertainment expense increased to $7,993 as compared to $3,154.  Travel and entertainment expense increased as a result of increased travel for investor relations and general corporate purposes.

•

For the three months ended December 31, 2010, Other expense amounted to $151,157 as compared to $27,071 for the three months ended December 31, 2009, an increase of $19,126, or 70.7%. The increase is primarily due to the increase in bad debt expense due to the increase in the allowance for doubtful accounts of $100,000 during the three months ended December 31, 2010.

•

For the three months ended December 31, 2010 Investor relations expense increased to $63,193 as compared to $12,094 for the three months ended December 31, 2009. The increase is due to an increase in general investor relations activity.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2011, with the exception of share-based payments that the Company may incur from time to time.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,157,935 for the three months ended December 31, 2010 as compared to a loss from operations of $1,326,673 for the three months ended December 31, 2009, a decrease of $168,738 or approximately 12.7%.

OTHER INCOME (EXPENSES)

Interest Expense. For the three months ended December 31, 2010, interest expense amounted to $97,880 as compared to $132,961 for the three months ended December 31, 2009, a decrease of $35,081 or 26.4%. The decrease in interest expense is primarily attributable to the decrease in borrowings and certain interest bearing liabilities. Also, during the three months ended December 31, 2010, we amortized deferred financing costs of $6,875, as compared to $6,390 during the three months ended December 31, 2009.

NET LOSS

Our net loss was $1,255,815 for the three months ended December 31, 2010 compared to a loss of $1,459,634 for the three months ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2010 and September 30, 2009:

	December 31,	September 30,	$	%
	2010	2010	Change	Change

Working Capital	(1,754,917)	(1,250,031)	(504,886)	40.4%

Cash	256,107	540,156	(284,049)	(52.6%)
Accounts receivable, net	1,424,917	1,529,852	(104,935)	(6.9%)
Inventory	107,093	62,197	44,896	72.2%
Total current assets	1,862,208	2,170,310	(308,102)	(14.2%)

Property and equipment, net	328,748	418,873	(90,125)	(21.5%)
Intangibles, net	486,180	546,952	(60,772)	(11.1%)
Marketable Securities	51,840	524,800	(472,960)	(90.1%)
Total assets	2,742,295	3,674,255	(931,960)	(25.4%)

Accounts payable and accrued liabilities	1,846,861	1,711,619	135,242	7.9%
Notes payable-current	1,726,993	1,649,140	77,853	4.7%
Note payable - related party	0	0	0	0.0%
Deferred revenue	43,271	59,582	(16,311)	(27.4%)
Total current liabilities	3,617,125	3,420,341	196,784	5.8%
Total liabilities	3,617,125	3,420,341	196,784	5.8%
Accumulated deficit	(30,878,606)	(29,622,792)	(1,255,814)	4.2%
Stockholders’ deficit	(874,829)	253,913	(1,128,742)	(444.5%)

Net cash used in operating activities was $697,182 for the three months ended December 31, 2010 as compared to net cash used in operating activities of $848,697 for the three months ended December 31, 2009, a decrease of $151,515.  For the three months ended December 31, 2010, we had a net loss of $1,255,815, along with non-cash items such as depreciation and amortization expense of $166,617, share-based compensation expense of $200,692, offset by changes in assets and liabilities of 163,609.  During the three months ended December 31, 2010 we experienced a decrease in accounts receivable of $104,935, and an increase in accounts payable and accrued liabilities during the period of $135,242.  For the three months ended December 31, 2009, we used cash to fund our net loss of $1,459,634 offset by non-cash items such as depreciation and amortization expense of $167,474, share-based compensation expense of $767,598, and offset by changes in assets and liabilities of $330,526. Also during the three months ended December 31, 2009 we experienced an increase in accounts receivable of $157,389, and a decrease in accounts payable during the period of $68,369.

Net cash used in investing activities for the three months ended December 31, 2010 was $15,720 as compared to net cash used in investing activities of $83,090 for the three months ended December 31, 2009. During the three months ended December 31, 2010, we used cash of $15,720 for property and equipment purchases.  During the three months ended December 31, 2009, we used cash of $35,090 for property and equipment purchases, and $48,000 to acquire 800,000 shares of VOIS Inc. common stock.

Net cash provided by financing activities for the three months ended December 31, 2010 was $428,853 as compared to net cash provided of $872,592 for the three months ended December 31, 2009. For the three months ended December 31, 2010, net cash provided by financing activities related to proceeds received from notes payable of $399,012 which were advances under our factoring line with Sand Hill Finance LLC, and proceeds from the exercise of common stock options of $351,000, offset by repayments on notes payable of $321,159 which were to pay down the balance on the Sand Hill Finance LLC factoring line.  For the three months ended December 31, 2009, net cash provided by financing activities related to proceeds received from notes payable of $337,209 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the sale of restricted stock of $190,000, and proceeds from the exercise of common stock options of $650,000, offset by repayments on notes payable of $304,617 which were to pay down the balance on the Sand Hill Finance LLC factoring line.

At December 31, 2010 we had a working capital deficit of $1,754,917 and an accumulated deficit of $30,878,606.  The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2010 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. Our sales decreased during the three months ended December 31, 2010 and our sales were not sufficient to pay our operating expenses. We reported a net loss of $1,255,815 for the three months ended December 31, 2010. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At December 31, 2010 we had cash on hand of $256,107. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At December 31, 2010 we owed Sand Hill Finance, LLC $1,726,993 under this accounts receivable line.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended December 31, 2010, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In  addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on December 29, 2010, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During December, 2010 we issued 700,000 shares of restricted common stock at a per share price of $0.17, valued at $119,000 to three of our employees.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

During October, November, and December, 2010 we issued 265,475 shares of restricted common stock at an average per share price of $0.226, valued at $60,000 to four consultants.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

During October, November, and December, 2010 we issued 150,000 shares of restricted common stock to a consultant at an average per share price of $0.23, valued at $34,448.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

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

ICEWEB, INC.

By: /s/ John R. Signorello
February 14, 2011	John R. Signorello,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
February 14, 2011	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer