Form 10-Q
period 2011-03-31
ICEWEB INC
filed 2011-05-16
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 16, 2011, there were 145,017,061 outstanding shares of common stock, $.001 par value per share.

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

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	September 30, 2010(1)
CURRENT ASSETS:
Cash	$42,259	$540,156
Accounts receivable, net	2,173,588	1,529,852
Inventory	84,252	62,197
Other current assets	20,624	6,875
Prepaid expenses	40,150	31,230
	2,360,875	2,170,310

OTHER ASSETS:
Property and equipment, net	262,344	418,873
Deposits	13,320	13,320
Marketable Securities	172,800	524,800
Intangible assets, net	425,407	546,952
Total Assets	$3,234,745	$3,674,255

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,173,786	$1,711,621
Notes payable	1,776,133	1,649,140
Deferred revenue	27,124	59,582
	3,977,043	3,420,343

Total Liabilities	3,977,043	3,420,343

Stockholders' Equity (Deficit)
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 142,912,886 shares issued and 142,750,386 shares outstanding)	142,752	134,445
Additional paid in capital	30,598,377	29,360,833
Accumulated deficit	(31,512,853)	(29,622,792)
Accumulated other comprehensive income	124,800	476,800
Subscription receivable	(83,000)	(83,000)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)
Total stockholders' equity (deficit)	(742,298)	253,912

Total Liabilities and Stockholders’ Equity (Deficit)	$3,234,745	$3,674,255

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Sales	$1,116,585	$1,011,205	$1,794,437	$1,612,022

Cost of sales	585,858	456,094	936,515	729,718

Gross profit	530,727	555,111	857,922	882,304

Operating expenses:
Sales and marketing	319,322	472,359	774,344	785,217
Depreciation and amortization expense	127,177	162,926	293,794	330,399
Research and development expense	153,642	105,745	359,768	185,311
General and administrative	464,457	1,560,401	1,121,823	2,654,370

Total Operating Expenses	1,064,598	2,301,431	2,549,729	3,955,297

Loss from operations	(533,871)	(1,746,320)	(1,691,806)	(3,072,993)

Other income (expenses):
Interest expense	(100,376)	(141,995)	(198,256)	(274,956)
Total other expenses:	(100,376)	(141,995)	(198,256)	(274,956)

Net loss	$(634,247)	$(1,888,315)	$(1,890,063)	$(3,347,949)

Basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.04)

Basic and diluted weighted average common shares outstanding	140,456,142	88,205,555	138,429,677	83,652,224

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2011	2010

NET CASH USED IN OPERATING ACTIVITIES	$(1,456,279)	$(1,431,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	—	(48,000)
Purchase of property and equipment	(15,720)	(37,444)
NET CASH USED IN INVESTING ACTIVITIES	(15,720)	(85,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of restricted common stock	225,000	490,000
Proceeds from notes payable	628,428	799,460
Proceeds from exercise of common stock options	622,109	1,122,134
Payments on notes payable	(501,435)	(811,082)

NET CASH PROVIDED BY FINANCING ACTIVITIES	974,102	1,600,512

NET INCREASE (DECREASE) IN CASH	(497,897)	83,990

CASH - beginning of period	540,156	63,310

CASH - end of period	$42,259	$147,300

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$198,225	$274,956
Income taxes	—	—

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 1 - NATURE OF BUSINESS

Headquartered just outside of Washington, D.C., we manufacture and market Unified data storage, purpose built appliances, network and cloud attached storage solutions and deliver on-line cloud computing application services.  Our customer base includes U.S. government agencies, enterprise companies, and small to medium sized businesses (SMB).

A unified storage system simultaneously enables storage of file data and handles the block-based I/O (input/output) of enterprise applications.  We believe one advantage of unified storage is reduced hardware requirements. Instead of separate storage platforms, like NAS for file-based storage and a RAID (Redundant Array of Independent Disks) disk array for block-based storage, unified storage combines both modes in a single device. Alternatively, a single device could be deployed for either file or block storage as required.

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

We generate revenues from the manufacture and sale of high-performance unified data storage products, data storage appliances and servers, and the sale of software services.

IceWEB Storage Systems

IceWEB is a provider of high performance Unified Network Storage solutions.  Our product offerings have broad appeal in the small to medium enterprise (SME) and federal marketplaces, and are used as core building blocks (enabling technologies) within business critical storage infrastructure for a diverse group of data-intensive key vertical market segments such as geospatial information systems, entertainment, security and defense, higher education, Internet Service Providers (ISP’s), Managed Service Providers (MSP’s), oil and gas, and health care.  Our innovative storage systems deliver levels of performance, scalability, versatility and simplicity that exceed existing network storage alternatives at a significantly lower price point.  Our Unified Network Storage offering is deployed as storage operating system software on our Network-Attached Storage (NAS) and Storage Area Network (SAN) systems.  This IceWEB Unified Network Storage environment empowers companies to quickly and easily deploy large, complex data storage infrastructure environments; to reduce administrative costs for managing their storage by making complex technical tasks far more simple to accomplish; to reduce hardware and capital expenditure costs by more effectively using the storage within the system and repurposing older legacy hardware; to protect their business critical data by leveraging the IceWEB 5000 built-in data replication features; and to integrate with the leading server virtualization software (VMware, Citrix Xen and Microsoft’s HyperV) to better manage those solutions.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 1 - NATURE OF BUSINESS (continued)

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

Cloud Based Software and Services

In December 2005, IceWEB launched IceMAILTM, a software service that provides network–hosted groupware, email, calendaring and collaboration functionality.  Typical customers are organizations that desire to deploy Microsoft Exchange and Outlook and who want to avoid the overhead associated with procurement, maintenance and management of their own equipment and software.   These online services subsequently were expanded to include IcePORTALTM, which provides customers with a complete Intranet portal, and IceSECURETM, a hosted email encryption service.  Formerly referred to as “Software as a Service” (SaaS), we refer to these hosted services today as Cloud Computing or Cloud Services.  The benefits of Cloud Computing are many.  First, adoption of an application, infrastructure or storage environment is available on demand requiring no capital expenditures by the customer.  This represents an attractive proposition from a financial perspective.  Second, this model significantly diminishes the need for the customer to retain highly-paid internal technical staff to support these traditional IT functions, freeing these critical resources to focus on tasks related to the core business.  Finally, the application software, hardware, and infrastructure needs of organizations are constantly growing and evolving – Cloud Computing allows ad-hoc allocation of resources, cost free software upgrades and freedom from hardware/infrastructure obsolescence.

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

Merger with United Strategies, Inc./ProMark

On March 4, 2011, the Company executed a definitive merger agreement with United Strategies, Inc. (“USI”).   USI, along with its wholly owned subsidiary, Promark Technology, Inc. is a privately held U.S. company recognized as a well established premier value added distributor of data products and solutions.

Pursuant to the terms of the transaction, IceWEB will pay the selling shareholders of USI total consideration of approximately $10,778,950. Based on USI’s historical financial performance, it is expected to contribute approximately $100 million in revenues to IceWEB in the coming calendar year.  The merger is expected to close in the fiscal 3rd quarter ending June 30, 2011.

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

March 31, 2011

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

The unaudited consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at March 31, 2011, and the consolidated results of its operations for the three and six months ended March 31, 2011 and 2010, and the consolidated cash flows for the six months ended March 31, 2011 and 2010. The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, prepaid expenses, and other current assets, accounts payable and accrued liabilities, and deposits approximated fair value because of the relatively short-term maturity of these instruments and their market interest rates.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, the valuation of stock-based compensation, the allowance for inventory obsolescence and the useful life of property and equipment and intangible assets, and litigation reserves.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to fiscal 2011 amounts.

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2010 and 2009 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the six months ended March 31, 2011, the Company had a net loss of $1,890,063 which included noncash expenses of $631,068.  Cash used in operations totaled $1,456,279.  The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company’s products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds.

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $409,000 as of March 31, 2011. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 and $0 for the three and six months ended March 31, 2011 and 2010, respectively.

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

March 31, 2011

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

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”) under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At March 31, 2011, there were options and warrants to purchase 14,126,304 shares of common stock, 626,667 shares issuable upon conversion of Series B preferred stock, and no shares of Series C preferred stock outstanding which could potentially dilute future earnings per share.

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

March 31, 2011

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	March 31, 2011	September 30, 2010
Office equipment	5 years	$715,002	$699,282
Computer software	3 years	612,379	612,379
Furniture and fixtures	5 years	261,385	261,385
Leasehold improvements	2 - 5 years	1,026,470	1,026,470
		2,615,236	2,599,516
Less: accumulated depreciation		(2,352,892)	(2,180,643)

		$262,344	$418,873

Depreciation expense for the six months ended March 31, 2011 and 2010 was $172,249 and $208,854 respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	March 31, 2011	September, 30, 2010
Raw materials	$67,402	$49,757
Work in progress	12,638	9,330
Finished goods	4,213	3,110
	$84,253	$62,197

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 5 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At March 31, 2011, the principal amount due under the Financing Agreement amounted to $1,776,133.

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

March 31, 2011

NOTE 5 - NOTES PAYABLE (continued)

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

One customer accounted for 76% of net sales for the six months ended March 31, 2011. One customer accounted for 42% of net sales for the six months ended March 31, 2010.

One customer’s accounts receivable balance accounted for 99% of net accounts receivable at March 31, 2011. Two customers’ accounts receivable balances accounted for 28% and 22% of net accounts receivable at March 31, 2010.

NOTE 7 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of March 31, 2011,  the Company’s investments in marketable equity securities are based on the March 31, 2011  stock price as reflected on the OTCBB stock exchange , reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

March 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$48,000	$124,800	$—	$172,800

Total	$48,000	$124,800	$—	$172,800

The unrealized gains are presented in comprehensive income in the consolidated statement of operations and comprehensive income.

(b) Gains and Losses on Investments

The following table summarizes the realized net gains (losses) associated with the Company’s investments:

	Six Months Ended
	March 31,
	2011	2010

Net losses on investments in publicly traded equity securities	$(352,000)	$—

Net losses on investments	$(352,000)	$—

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 7 - INVESTMENTS (continued)

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$172,800

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

There were no impairment charges on investments in publicly traded equity securities for the six months ended March 31, 2011 or 2010.

The Company has evaluated its publicly traded equity securities as of March 31, 2011, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our other comprehensive income consists of unrealized gains on marketable securities available for sale of $124,800 at March 31, 2011, and $476,800 at September 30, 2010.

NOTE 9 - COMMITMENTS

We are on a month to month tenancy in our office space in Sterling, Virginia, as our two-year operating lease that expired on March 31, 2011.  The office lease agreement has certain escalation clauses and renewal options.  We currently have no future minimum rental payments under operating leases.

NOTE 10 - STOCKHOLDERS’ DEFICIT

During the six months ended March 31, 2011, in connection with the exercise of 5,081,085 stock options, the Company issued 5,081,085 shares of common stock for cash proceeds of $622,109.

During the six months ended March 31, 2011, we issued 2,250,000 shares of common stock at a per share price of $0.10, valued at $225,000 to three accredited investors.  These issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended March 31, 2011 we issued 1,175,646 shares of restricted common stock at an average per share price of $0.1846, valued at $217,000, as compensation to our employees.  These issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2011 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	8,287,100	$0.40
Granted	500,000	0.40
Exercised	—	—
Forfeited	—	—
Balance at end of period	8,787,100	$0.40

Warrants exercisable at end of period	8,787,100	$0.40

Weighted average fair value of warrants granted or re-priced during the period		$0.40

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 10 - STOCKHOLDERS’ DEFICIT (continued)

The following table summarizes information about common stock warrants outstanding at March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Price	2011	Life	Price	2011	Price
$ 0.20	200,000	0.07 Years	$ 0.20	200,000	$ 0.20
$ 0.40	8,292,100	0.19 Years	$ 0.40	8,292,100	$ 0.40
$ 0.50	290,000	2.53 Years	$ 0.50	290,000	$ 0.50
$ 2.00	5,000	0.31 Years	$ 2.00	5,000	$ 2.00
	8,787,100		$ 0.40	8,787,100	$ 0.40

NOTE 11 - STOCK OPTION PLAN

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

As amended in October, 2009, the Plan permits the grant of options and shares for up to 60,000,000 shares of the Company’s common stock. The Plan terminated in August, 2010.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 11 - STOCK OPTION PLAN (continued)

	March 31,
	2011	2010
Expected volatility	135% - 325%	135% - 325%
Expected term	0 - 5 Years	0 - 5 Years
Risk-free interest rate	0.03%	0.03%
Forfeiture Rate	0% - 45%	0% - 45%
Expected dividend yield	0%	0%

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

For the six months ended March 31, 2011, total stock-based compensation charged to operations for option-based arrangements amounted to $120,274.  At March 31, 2011, there was approximately $56,305 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of March 31, 2011 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Stock options
Balance at beginning of period	11,704,404	$0.28
Granted	—	—
Exercised	(5,081,015)	0.12
Forfeited	(185,000)	0.21
Balance at end of period	6,438,389	$0.40

Options exercisable at end of period	5,535,622	$$0.44

Weighted average fair value of options granted during the year		$—

The following table summarizes information about employee stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of	Number	Weighted	Weighted	Number	Weighted
Exercise	Outstanding at	Average	Average	Exercisable at	Average
Price	March 31,	Remaining	Exercise	March 31,	Exercise
	2011	Contractual	Price	2011	Price
		Life
$0.001-0.25	2,393,385	2.28 Years	$0.08	1,594,818	$0.08
0.30-0.48	695,000	1.42 Years	0.45	590,800	0.45
0.54-0.60	2,575,004	1.3 Years	0.58	2,575,004	0.58
0.61-0.80	775,000	0.69 Years	0.70	775,000	0.70
	6,438,389		$0.40	5,535,622	$0.44

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 12 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended March 31, 2011 and 2010 all material assets and revenues of the Company were in the United States.

NOTE 13 - SUBSEQUENT EVENTS

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the three months ended March 31, 2011, subsequent events were evaluated by the Company as of May 16, 2011, the date on which the unaudited consolidated financial statements for the three and six months ended March 31, 2011, were available to be issued.

Other than the disclosures shown, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three and six months ended March 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

OVERVIEW

IWEB was originally founded to serve the commercial and federal markets with network security products and proprietary on-line software solutions.  In 2008, IWEB narrowed its focus and expanded its capabilities by acquiring INLINE Corporation, a data storage company specializing in custom designed, short-production run storage solutions for the Geospatial Information Systems (GIS) market.

In March, 2009, we sold our wholly owned subsidiary, IceWEB Virginia, Inc. to an unrelated 3rd party, and in the process exited its low-margin IT re-seller business products business to further focus on the higher margin data storage manufacturing business.

We currently have three key product offerings:

IceWEB 3000/5000 Unified Network Storage Solutions

Purpose Built Network/Data Appliances

Cloud Computing Products/Services

IceWEB 3000/5000 Unified Network Storage Solutions

IceWEB is a leading provider of high performance Unified Network Storage solutions.  Our product offerings have broad appeal in the enterprise and federal marketplaces, and are used as core building blocks (enabling technologies) of business critical storage infrastructure for a diverse group of data intensive key vertical market segments such as geospatial information systems, entertainment, security and defense, higher education, Internet Service Providers and Managed Service Providers, Oil and Gas, and Health Care.  Our innovative storage systems deliver levels of performance, scalability, versatility and simplicity that exceed existing network storage alternatives. Our Unified Network Storage offerings, called the IceWEB 3000 and IceWEB 5000 are deployed as storage operating system software on our network attached storage (NAS), and storage area network (SAN) hardware products. The IceWEB 3000/5000 Unified Network Storage environments empower companies to:

•	Quickly and easily deploy large complex data storage infrastructure environments

•	Reduce administrative costs for managing their storage by making complex technical tasks far more simple to accomplish

•	Reduce hardware and capital expenditure costs by more effectively using the storage within the system and repurposing older legacy hardware

•	Protect their business critical data by leveraging IceWEB 5000’s built-in data replication features

•	Integrate with emerging server virtualization software (VMWare, Citrix Xen and Microsoft’s Hyper V) to better manage those solutions

The IceWEB 3000/5000 replaces complex and performance-limited products with high performance, scalable and easy to use systems capable of handling the most data intensive applications and environments.  Our users value the IceWEB 3000/5000s solution because it delivers three key benefits:

Performance  –  which equals or exceeds all competitive products.

Management  –  which requires less expertise and time from overburdened technical staffers

Cost  –  our solutions can be deployed costing up two to three times less than those of ours competitors, and are far more feature rich

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

Purpose Built Network and Data Appliances

IceWEB has been building Purpose Built Network and Data Appliances for several years.  Purpose Built Network & Data Appliances are devices which provide computer resources (processors & memory), data storage, and specific software for a specific application.  The main appliance products that IceWEB has been building have been centered on a single large business partner.  ESRI Corporation.  IceWEB and ESRI have collaborated to create ultra-high performance IceWEB/ESRI GIS systems that allow customers to analyze data in ways never before possible.  ESRI Corporation takes full responsibility for marketing to their customers and business partners, via their worldwide sales and consultancy organization.

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

Cloud Storage Appliances (CSA)

Knowing full well there will be many early entrants into the much hyped Cloud Computing marketplace, IceWEB has focused our engineering and research and development efforts on crafting our products to perform as scalable ‘building blocks’ for those companies or service providers wishing to rapidly deploy high performance infrastructure to enable delivery of Cloud based services. In September 2009 IceWEB introduced a line of devices called “Cloud Storage Appliances” (CSA). A cloud storage appliance is a purpose built storage device configured for either branch office or central site deployment which allows the housing and delivery of customer data across not only their internal networking infrastructure, but also to make that data available to employees or business partners securely via the internet (often called the cloud). The CSA line has been built to address concerns within the enterprise marketplace which revolve around hesitation to entrust corporate data to third party providers such as Amazon S3, Mozy, Nirvanix, and others, and to address additional concerns about data access latency and performance. Companies, by implementing our CSA devices, can gain all of the benefits of cloud computing, while mitigating vendor lock-in issues, reducing the potential for security breaches, and maintaining high performance data transfer by back-hauling the data (and replicating it) from remote branch offices across existing wide area network links to the corporate IT infrastructure. An additional obvious benefit derived from the deployment of private or hybrid storage clouds on the CSA products is that companies do not have to pay per-megabyte or per-gigabyte transfer and storage fees to third party service companies.

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended September 30, 2010 and notes thereto contained on Form 10-K of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 2010

The following table provides an overview of certain key factors of our results of operations for the three and six months ended March 31, 2011 as compared to the three and six months ended March 31, 2010:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Net Revenues	$1,116,585	$1,011,205	$1,794,437	$1,612,022
Marketing and selling	319,322	472,359	774,344	785,217
Depreciation and amortization	127,177	162,926	293,794	330,399
Research and development	153,642	105,745	359,768	185,311
General and administrative	464,457	1,560,401	1,121,823	2,654,370
Total operating expenses	1,064,598	2,301,431	2,549,729	3,955,297
Loss from operation	(533,871)	(1,746,320)	(1,691,806)	(3,072,993)
Total other income (expense)	(100,376)	(141,995)	(198,256)	(274,956)
Net income (loss)	$(634,247)	$(1,888,315)	$(1,890,063)	$(3,347,949)

Other Key Indicators:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Cost of sales as a percentage of revenues	52.5%	45.1%	52.2%	45.3%
Gross profit margin	47.5%	54.9%	47.8%	54.7%
General and administrative expenses as a percentage of revenues	41.6%	154.3%	62.5%	164.7%
Total operating expenses as a percentage of revenues	95.3%	227.6%	142.1%	245.4%

Six Month Period ended March 31, 2011

Revenues

For the six months ended March 31, 2011, we reported revenues of $1,794,437 as compared to revenues of $1,612,022 for the six months ended March 31, 2010, an increase of $182,415 or approximately 11%. The increase is primarily due to the Company’s focus on our high margin data storage business unit.

Cost of Sales

Our cost of sales consists primarily of component parts for the manufacture of our storage products. For the six months ended March 31, 2011, cost of sales was $936,515, or approximately 52.2% of revenues, compared to $729,718, or approximately 45.3% of revenues, for the six months ended March 31, 2010. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 was the result of pricing pressure to win sales opportunities during the six months ended March 31, 2011 as a percentage of total revenue. We anticipate that our gross profit margins will remain in the range of 45% to 50% through the balance of fiscal 2011.

Total Operating Expenses

Our total operating expenses decreased approximately 36% to $2,549,730 for the six months ended March 31, 2011 as compared to $3,955,297 for the six months ended March 31, 2010. These changes include:

•          Sales and marketing expense . Sales and marketing expense includes salaries, commission, occupancy, telephone, travel, and entertainment expenses for direct sales personnel.  For the six months ended March 31, 2011, sales and marketing costs were $774,344 as compared to $785,217 for the six months ended March 31, 2010, a decrease of $10,873 or approximately 1%.  The decrease is primarily due to lower stock-based compensation expense.

•          Depreciation and amortization expense . For the six months ended March 31, 2011, depreciation and amortization expense amounted to $293,794 as compared to $330,399 for the six months ended March 31, 2010, a decrease of $36,605 or 11%.

•          Research and Development . For the six months ended March 31, 2011, research and development costs were $359,768 as compared to $185,311 for the six months ended March 31, 2010, an increase of $174,457 or approximately 94%.  Research and development expense is higher due to higher headcount and occupancy costs.

•          General and administrative expense . For the six months ended March 31, 2011, general and administrative expenses were $1,121,823 as compared to $2,654,370 for the six months ended March 31, 2010, a decrease of $1,532,547 or approximately 58%. For the six months ended March 31, 2011 and 2010 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2011	2010
Occupancy	$16,458	$10,661
Consulting	74,924	82,903
Employee compensation	555,396	2,364,708
Professional fees	32,459	54,550
Internet/Phone	12,636	5,148
Travel/Entertainment	16,121	517
Investor Relations	206,234	29,964
Insurance	22,464	23,953
Other	185,131	81,966
	$1,121,823	$2,654,370

•	For the six months ended March 31, 2011, Occupancy expense increased to $16,458 as compared to $10,661, primarily due to an increased allocation of rent expense to administration.

•

For the six months ended March 31, 2011, Consulting expense decreased to $74,924 as compared to $82,903. Consulting expense decreased primarily as a result of nonrecurring recruiting costs incurred to hire engineering, sale and marketing personnel incurred in the prior year.

•

For the six months ended March 31, 2011, salaries and related expenses decreased to $555,396 as compared to $2,364,708, a decrease of $1,809,392. The decrease is due primarily to lower non-cash compensation expense of $151,654 as compared to $1,471,396.

•

For the six months ended March 31, 2011, Professional fees expense decreased to $32,459 as compared to $54,550. Professional fees expense decreased due to decreased costs related to intellectual property patent applications and other legal fees.

•	For the six months ended March 31, 2011, internet and telephone expense increased to $12,636 as compared to $5,148. The increase was primarily due to increased headcount and one-time charges incurred.

•

For the six months ended March 31, 2011, travel and entertainment expense increased to $16,121 as compared to $517.  The increase was primarily due to increased travel related to investor relations and analyst meetings.

•

For the six months ended March 31, 2011 Other expense amounted to $185,131 as compared to $81,966 for the six months ended March 31, 2010, an increase of $103,165.  The increase is primarily related to increased bad debt expense of $100,000.

•

For the six months ended March 31, 2011 Investor relations expense increased to $206,234 as compared to $29,964 for the six months ended March 31, 2010. The increase is due to increased investor relations activity.

•	For the six months ended March 31, 2011, insurance expense decreased to $22,464 as compared to $23,953. The decrease was primarily due to cost cutting measures.

We anticipate that general and administrative expenses will remain stable for the balance of fiscal 2011, as we expect to incur lower  share-based expenses.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,691,807 for the six months ended March 31, 2011 as compared to a loss from operations of $3,072,993 for the six months ended March 31, 2010, a decreased loss of $1,381,186 or approximately 45%.

OTHER INCOME (EXPENSES)

Interest Expense .  For the six months ended March 31, 2011, interest expense amounted to $198,256 as compared to $274,956 for the six months ended March 31, 2010, a decrease of $76,700 or 28%. The decrease in interest expense is primarily attributable to the decrease in borrowings and certain interest bearing liabilities related to our notes payable. Also, during the six months ended March 31, 2011, we amortized deferred financing costs of $13,750, as compared to $13,265 during the six months ended March 31, 2010.

NET INCOME/ LOSS

Our net loss was $1,890,063 for the six months ended March 31, 2011 compared to a net loss of $3,347,949 for the six months ended March 31, 2010.

Three Month Period ended March 31, 2011

Revenues

For the three months ended March 31, 2011, we reported revenues of $1,116,585 as compared to revenues of $1,011,205 for the three months ended March 31, 2010, an increase of $105,380 or approximately 10%. The increase is primarily due to the Company’s focus on our high margin data storage business unit.

Cost of Sales

Our cost of sales consists of component parts for the manufacture of our storage products. For the three months ended March 31, 2011, cost of sales was $585,858, or approximately 52.5% of revenues, compared to $456,094, or approximately 45% of revenues, for the three months ended March 31, 2010. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was the result of lower margins on competitive opportunities in order to win deals.

Total Operating Expenses

Our total operating expenses decreased approximately 54% to $1,064,568 for the three months ended March 31, 2011 as compared to $2,301,431 for the three months ended March 31, 2010. These changes include:

•            Sales and marketing expense . For the three months ended March 31, 2011, sales and marketing expenses were $319,322 as compared to $472,359 for the three months ended March 31, 2010, a decrease of $153,037 or approximately 32%. The decrease was due to slightly lower headcount during the three months ended March 31, 20011, and the nonrecurring sales and marketing expense related to the roll-out of our channel sales program during the three months ended March 31, 2010.

•            Depreciation and amortization expense . For the three months ended March 31, 2011, depreciation and amortization expense amounted to $127,177 as compared to $162,926 for the three months ended March 31, 2010, a decrease of $35,749 or 22%.

•            General and administrative expense . For the three months ended March 31, 2011, general and administrative expenses were $464,457 as compared to $1,560,401 for the three months ended March 31, 2010, a decrease of $1,095,944 or approximately 70%. For the three months ended March 31, 2011 and 2010 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2011	2010
Occupancy	$8,498	$3,175
Consulting	19,688	53,130
Employee compensation	218,535	1,396,515
Professional fees	13,737	22,500
Internet/Phone	8,054	1,397
Travel/Entertainment	8,128	363
Investor Relations	143,040	17,870
Insurance	11,441	10,737
Other	33,336	54,714
	$464,457	$1,560,401

•	For the three months ended March 31, 2011, Occupancy expense increased to $8,498 as compared to $3,175.

•

For the three months ended March 31, 2011, Consulting expense decreased to $19,688 as compared to $53,130, a decrease of $33,442 or 63%. Consulting expense decreased primarily as a result of decreased support costs for internal accounting systems.

•

For the three months ended March 31, 2011, salaries and related expenses decreased to $218,535 as compared to $1,396,515, a decrease of $1,177,980. The decrease is due primarily to a decrease in non-cash stock and option based compensation expense of $1,142,683.

•

For the three months ended March 31, 2011, Professional fees expense decreased to $13,737 as compared to $22,500.  Professional fees expense decreased primarily as a result of a decrease in legal fees incurred related to business development and on-going litigation activities.

•	For the three months ended March 31, 2011, Internet/Phone expense increased to $8,054 as compared to $1,397. Phone expense increased primarily due to one-time charges incurred.

•

For the three months ended March 31, 2011, travel and entertainment expense increased to $8,128 as compared to $363. Travel and entertainment expense increased as a result of increased travel for investor relations and general corporate travel activity.

•	For the three months ended March 31, 2011, Insurance expense increased to $11,441 as compared to $10,737, and increase of $704, or 6.6%.

•	For the three months ended March 31, 2011 Other expense amounted to $33,336 as compared to $54,714 for the three months ended March 31, 2010, a decrease of 21,378, or 39.1%.

•

For the three months ended March 31, 2011 Investor relations expense increased to $143,080 as compared to $17,870 for the three months ended March 31, 2010.  The increase is due to increased investor relations activity.

LOSS FROM OPERATIONS

We reported a loss from operations of $533,871 for the three months ended March 31, 2011 as compared to a loss from operations of $1,746,320 for the three months ended March 31, 2010, a decrease of $1,212,449 or approximately 69%.

OTHER INCOME (EXPENSES)

Interest Expense . For the three months ended March 31, 2011, interest expense amounted to $100,376 as compared to $141,995 for the three months ended March 31, 2010, a decrease of $41,619 or 29%. The decrease in interest expense is primarily attributable to the decrease in borrowings and certain interest bearing liabilities related to the acquisition of Inline Corporation.

NET INCOME/ LOSS

Our net loss was $634,247 for the three months ended March 31, 2011 compared to net income of $1,888,315 for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2011 and September 30, 2010:

	March 31,	September 30,	$	%
	2011	2010	Change	Change

Working Capital (Deficit)	$(1,616,167)	$(1,250,033)	$(366,134)	29.3%

Cash	42,259	540,156	(497,897)	(92.2%	)
Accounts receivable, net	2,173,588	1,529,852	643,736	42.1%
Inventory	84,252	62,197	22,055	35.5%
Total current assets	2,360,875	2,170,310	190,565	8.8%
Marketable Securities	172,800	524,800	(352,000)	(67.1%	)
Property and equipment, net	262,344	418,873	(156,529)	(37.4%	)
Intangibles, net	425,407	546,952	(121,545)	(22.2%	)

Total assets	3,234,745	3,674,255	(439,510)	(12.0%	)

Accounts payable and accrued liabilities	2,173,786	1,711,619	462,167	27.0%
Notes payable-current	1,776,133	1,649,140	126,993	7.7%
Deferred revenue	27,124	59,582	(32,458)	(54.5%	)
Total current liabilities	3,977,043	3,420,343	556,700	16.3%
Total liabilities	3,977,043	3,420,343	556,700	16.3%
Accumulated deficit	(31,512,853)	(29,622,792)	(1,890,061)	6.4%
Stockholders’ deficit	(742,297)	253,912	(996,209)	(392.3%	)

Net cash used in operating activities was $1,456,279 for the six months ended March 31, 2011 as compared to net cash used in operating activities of $1,431,078 for the six months ended March 31, 2010, an increase of $25,201.  For the six months ended March 31, 2011, we had a loss of $1,890,063 offset by non-cash items such as depreciation and amortization expense of $293,794, share-based compensation expense of $217,000, amortization of deferred finance costs of $13,750, and decreases from changes in assets and liabilities of $183,534. During the six months ended March 31, 2011 we experienced an increase in accounts receivable of $643,737, and an increase in accounts payable during the period of $523,636.    For the six months ended March 31, 2010, we had a loss of $3,347,949 offset by non-cash items such as depreciation and amortization expense of $330,399, share-based compensation expense of $2,102,775, amortization of deferred finance costs of $13,265, and decreases from changes in assets and liabilities of $579,568. During the six months ended March 31, 2010 we experienced an increase in accounts receivable of $466,464, and a decrease in accounts payable during the period of $38,272.

Net cash used in investing activities for the six months ended March 31, 2011 was $15,720 as compared to net cash used in investing activities of $85,444 for the six months ended March 31, 2010. During the six months ended March 31, 2011, we used cash of $15,720 for property and equipment purchases.   During the six months ended March 31, 2010, we used cash of $37,444 for property and equipment purchases and $48,000 to acquire 160,000,000 shares of VOIS Inc. common stock.

Net cash provided by financing activities for the six months ended March 31, 2011 was $974,102 as compared to net cash provided of $1,600,512 for the six months ended March 31, 2010.  For the six months ended March 31, 2011, net cash provided by financing activities related to proceeds received from notes payable of $628,428 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $622,109, and proceeds from the sale or restricted stock of $225,000, offset by repayments on notes payable of $501,435 which were to pay down the balance on the Sand Hill Finance LLC factoring line.  For the six months ended March 31, 2010, net cash provided by financing activities related to proceeds received from notes payable of $799,460 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $1,122,134, and proceeds from the sale or restricted stock of $490,000, offset by repayments on notes payable of $811,082 which were to pay down the balance on the Sand Hill Finance LLC factoring line.

At March 31, 2011 we had a working capital deficit of $1,616,168 and an accumulated deficit of $31,512,853.  The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2010 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales increased slightly during the six months ended March 31, 2011, our gross profit margin was approximately 47.8% and our sales were not sufficient to pay our operating expenses. We reported a net loss of $1,890,063 for the six months ended March 31, 2011.  There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At March 31, 2011 we had cash on hand of $42,259.  In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At March 31, 2011 we owed Sand Hill Finance, LLC $1,776,133 under this accounts receivable line.

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

Recent Accounting Pronouncements

None.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.         Controls and Procedures

Evaluation of disclosure controls and procedures . Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

Changes in internal control over financial reporting . There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

At March 31, 2011 we are the subject of, or party to, three known, pending or threatened, legal actions.  As of the date of this report on Form 10-Q, none of the legal proceedings have been resolved.  Following is a discussion of each:

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During October, 2010, we issued 78,396 shares of common stock at a per share price of $0.255, valued at $20,000 to our employees as compensation. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During November, 2010, we issued 82,340 shares of common stock at a per share price of $0.243, valued at $20,000 to our employees as compensation. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During December, 2010, we issued 104,739 shares of common stock at a per share price of $0.191, valued at $20,000 to our employees as compensation. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During December, 2010, we issued 700,000 shares of common stock at a per share price of $0.17, valued at $119,000 to our employees as compensation. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During January, 2011, we issued 109,767 shares of common stock at a per share price of $0.182, valued at $20,000 to our employees as compensation. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During February, 2011, we issued 85,344 shares of common stock at a per share price of $0.176, valued at $15,000 to our employees as compensation. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During March, 2011, we issued 15,061 shares of common stock at a per share price of $0.199, valued at $3,000 to our employees as compensation. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended March 31, 2011, we issued 2,250,000 shares of common stock at a per share price of $0.10, valued at $225,000 to an accredited investor. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended March 31, 2011, we issued 300,000 shares of common stock to a consultant, valued at $61,467 to an accredited investor, at a per share price of $0.2049.  The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

ICEWEB, INC.

	By:	/s/ John R. Signorello
May 16, 2011	John R. Signorello,
Chief Executive Officer, principal executive officer

	By:	/s/ Mark B. Lucky
May 16, 2011	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer