Form 10-Q
period 2011-06-30
ICEWEB INC
filed 2011-08-15
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 15, 2011, there were 147,693,884 outstanding shares of common stock, $.001 par value per share.

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

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheets

	June 30, 2011	September 30, 2010
	(Unaudited)	(1)
CURRENT ASSETS:
Cash	$4,184	$540,156
Accounts receivable, net	1,777,160	1,466,483
Inventory	73,163	62,197
Other current assets	15,650	6,875
Prepaid expenses	36,046	31,230
Total Current Assets	1,906,203	2,106,941

OTHER ASSETS:
Property and equipment, net	242,628	418,873
Deposits	13,320	13,320
Marketable securities	140,800	524,800
Intangible assets, net	364,632	546,952
Total Assets	$2,667,583	$3,610,886

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,587,217	$1,648,252
Notes payable	1,871,408	1,649,140
Deferred revenue	14,904	59,582
Total Liabilities	3,473,529	3,356,974

Stockholders' Equity (Deficit)
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 146,661,939 shares issued and 146,499,439 shares outstanding and 134,443,725 and 134,281,225 issued and outstanding, respectively)	146,501	134,445
Additional paid in capital	31,261,249	29,360,833
Accumulated deficit	(32,211,122)	(29,622,792)
Accumulated other comprehensive income	92,800	476,800
Subscription receivable	(83,000)	(83,000)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)

Total stockholders' equity (deficit)	(805,946)	253,912

Total Liabilities and Stockholders Equity (Deficit)	$2,667,583	$3,610,886

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Sales	$719,727	$1,203,878	$2,514,164	$2,815,900

Cost of sales	380,784	613,287	1,317,299	1,343,006

Gross profit	338,943	590,591	1,196,865	1,472,894

Operating expenses:
Sales and marketing	123,955	404,443	898,299	1,189,661
Depreciation and amortization expense	124,831	165,585	418,625	495,984
Research and development expense	187,810	167,061	547,579	353,092
General and administrative	495,963	1,130,005	1,617,786	3,783,654

Total Operating Expenses	932,559	1,867,094	3,482,289	5,822,391

Loss from operations	(593,616)	(1,276,503)	(2,285,424)	(4,349,497)

Other expense:
Interest expense	(104,653)	(147,240)	(302,908)	(422,196)
Total other expenses:	(104,653)	(147,240)	(302,908)	(422,196)

Net loss	$(698,269)	$(1,423,743)	$(2,588,332)	$(4,771,693)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.05)

Basic and diluted weighted average common shares outstanding	143,553,735	110,570,437	140,673,273	92,635,584

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2011	2010

NET CASH USED IN OPERATING ACTIVITIES	$(1,827,791)	$(2,900,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	—	(48,000)
Purchase of property and equipment	(60,061)	(85,624)
NET CASH USED IN INVESTING ACTIVITIES	(60,061)	(133,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of restricted common stock	409,464	2,320,630
Proceeds from notes payable	818,481	985,900
Proceeds from exercise of common stock options	720,148	1,898,374
Payments on notes payable	(596,213)	(957,662)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,351,880	4,247,242

NET INCREASE (DECREASE) IN CASH	(535,972)	1,213,553

CASH - beginning of period	540,156	63,310

CASH - end of period	$4,184	$1,276,863

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$198,225	$402,056
Income taxes	—	—

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

June 30, 2011

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

Cloud Based Software and Services

IceWEB is a leading provider of on-demand, cloud-based communications services that provides network–hosted groupware, email, calendaring and collaboration functionality.  Typical customers are organizations that desire to deploy Microsoft Exchange and Outlook and who want to avoid the overhead associated with procurement, maintenance and management of their own equipment and software.   These cloud-based services subsequently were expanded to include IcePORTALTM, which provides customers with a complete Intranet portal, and IceSECURETM, a hosted email encryption service.  Formerly referred to as “Software as a Service” (SaaS), we refer to these hosted services today as Cloud Computing or Cloud Services.  The benefits of Cloud Computing are many.  First, adoption of an application, infrastructure or storage environment is available on demand requiring no capital expenditures by the customer.  This represents an attractive proposition from a financial perspective.  Second, this model significantly diminishes the need for the customer to retain highly-paid internal technical staff to support these traditional IT functions, freeing these critical resources to focus on tasks related to the core business.  Finally, the application software, hardware, and infrastructure needs of organizations are constantly growing and evolving – Cloud Computing allows ad-hoc allocation of resources, cost free software upgrades and freedom from hardware/infrastructure obsolescence.

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

Pursuant to the terms of the transaction, IceWEB will pay the selling shareholders of USI total consideration of approximately $10,778,950. Based on USI’s historical financial performance, it is expected to contribute approximately $100 million in revenues to IceWEB in the coming calendar year.  The merger is expected to close in August, 2011.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The unaudited consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at June 30, 2011, and the consolidated results of its operations for the three and nine months ended June 30, 2011 and 2010, and the consolidated cash flows for the nine months ended June 30, 2011 and 2010. The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Going Concern

The Company’s auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2010 and 2009 that the Company is dependent on outside financing and has had losses since inception that raise doubt about its ability to continue as a going concern. For the nine months ended June 30, 2011, the Company had a net loss of $2,588,332 which included noncash expenses of $908,284.  Cash used in operations totaled $1,827,791.  The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company’s products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that the Company will be able to raise any additional funds.

Accounts Receivable

Accounts receivable consists of normal trade receivables. The Company recorded a bad debt allowance of $409,000 as of June 30, 2011. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $100,691 and $0 for the nine months ended June 30, 2011 and 2010, respectively.

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

June 30, 2011

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

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”) under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At June 30, 2011, there were options and warrants to purchase 5,598,536 shares of common stock, 626,667 shares issuable upon conversion of Series B preferred stock, and no shares of Series C preferred stock outstanding which could potentially dilute future earnings per share.

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

June 30, 2011

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

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, “Receivables (Topic 830) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is primarily a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011. In January 2011, the FASB issued ASU No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” which defers the effective date of the loan modification disclosures pending further guidance.

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income. This guidance is effective for fiscal periods beginning after December 15, 2011. The adoption of this standard will not impact our consolidated financial statements.

In May 2011, the FASB issued guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance will be effective for interim and fiscal periods beginning after December 15, 2011. We will review the requirements under the standard to determine what impacts, if any, the adoption would have on our consolidated financial statements.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	June 30, 2011	September 30, 2010
Office equipment	5 years	$759,342	$699,282
Computer software	3 years	612,379	612,379
Furniture and fixtures	5 years	261,385	261,385
Leasehold improvements	2 - 5 years	1,026,470	1,026,470
		2,659,576	2,599,516
Less: accumulated depreciation		(2,416,948)	(2,180,643)

		$242,628	$418,873

Depreciation expense for the nine months ended June 30, 2011 and 2010 was $236,306 and $313,666 respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	June 30, 2011	September, 30, 2010
Raw materials	$58,530	$49,757
Work in progress	6,610	9,330
Finished goods	8,023	3,110
	$73,163	$62,197

NOTE 5 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At June 30, 2011, the principal amount due under the Financing Agreement amounted to $1,871,408.

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

June 30, 2011

NOTE 5 - NOTES PAYABLE (continued)

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

NOTE 6 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains its cash bank deposits at various financial institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At June 30, 2011, the Company had no balances in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Two customers accounted for 76% of net sales for the nine months ended June 30, 2011. One customer accounted for 42% of net sales for the nine months ended June 30, 2010.

Two customer’s accounts receivable balance accounted for 74% and 23% of net accounts receivable at June 30, 2011. Two customers’ accounts receivable balances accounted for 28% and 22% of net accounts receivable at June 30, 2010.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

NOTE 7 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of June 30, 2011,  the Company’s investments in marketable equity securities are based on the June 30, 2011  stock price as reflected on the OTCBB stock exchange , reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

June 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$48,000	$92,800	$—	$140,800

Total	$48,000	$92,800	$—	$140,800

The unrealized gains are presented in comprehensive income in the consolidated statement of operations and comprehensive income.

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Three Months Ended		Nine months Ended
	June 30		June 30
	2011	2010	2011	2010

Net gains/(loss) on investments in publicly traded equity securities	$(32,000)	$(1,120,000)	$(384,000)	$752,000

Net gains on investments	$(32,000)	$(1,120,000)	$(384,000)	$752,000

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

NOTE 7 - INVESTMENTS (continued)

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$140,800

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

There were no impairment charges on investments in publicly traded equity securities for the nine months ended June 30, 2011 or 2010.

The Company has evaluated its publicly traded equity securities as of June 30, 2011, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Our other comprehensive income consists of unrealized gains on marketable securities available for sale of $92,800 at June 30, 2011, and $476,800 at September 30, 2010.

NOTE 9 - COMMITMENTS

We are on a month to month tenancy in our office space in Sterling, Virginia, as our two-year operating lease expired on March 31, 2011.  The office lease agreement had certain escalation clauses and renewal options.  We currently have no future minimum rental payments under operating leases.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

NOTE 10 - STOCKHOLDERS’ DEFICIT

During the nine months ended June 30, 2011, in connection with the exercise of 5,525,468 stock options, the Company issued 5,525,468 shares of common stock for cash proceeds of $720,148.

During the nine months ended June 30, 2011, we issued 3,859,600 shares of common stock at an average per share price of $0.111, valued at $409,464 to three accredited investors.  These issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2011 we issued 2,775,646 shares of restricted common stock at an average per share price of $0.211, valued at $585,000, as compensation to our employees.  These issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2011 and changes during the period ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	8,287,100	$0.40
Granted	500,000	0.40
Exercised	—	—
Forfeited	(7,992,100)	0.40
Balance at end of period	795,000	$0.45

Warrants exercisable at end of period	795,000	$0.45

Weighted average fair value of warrants granted or re-priced during the period		$0.40

The following table summarizes information about common stock warrants outstanding at June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Price	2011	Life	Price	2011	Price
$ 0.40	500,000	0.78 Years	$ 0.40	500,000	$ 0.40
$ 0.50	290,000	2.28 Years	$ 0.50	290,000	$ 0.50
$ 2.00	5,000	0.06 Years	$ 2.00	5,000	$ 2.00
	795,000		$ 0.45	795,000	$ 0.45

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

NOTE 11 - STOCK OPTION PLAN (continued)

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

For the nine months ended June 30, 2011, total stock-based compensation charged to operations for option-based arrangements amounted to $120,274.  At June 30, 2011, there was approximately $56,305 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

NOTE 11 - STOCK OPTION PLAN (continued)

A summary of the status of the Company’s outstanding stock options as of June 30, 2011 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Stock options
Balance at beginning of period	11,704,404	$0.28
Granted	—	—
Exercised	(5,525,468)	0.12
Forfeited	(385,000)	0.21
Balance at end of period	5,793,936	$0.40

Options exercisable at end of period	5,116,719	$$0.43

Weighted average fair value of options granted during the year		$—

The following table summarizes information about employee stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of	Number	Weighted	Weighted	Number	Weighted
Exercise	Outstanding at	Average	Average	Exercisable at	Average
Price	June 30,	Remaining	Exercise	June 30,	Exercise
	2011	Contractual	Price	2011	Price
		Life
$0.001-0.25	2,029,257	2.53 Years	$0.08	1,441,840	$0.06
0.30-0.48	669,800	1.37 Years	0.45	580,000	0.45
0.54-0.60	2,531,323	1.11 Years	0.58	2,531,323	0.58
0.61-0.80	563,556	0.61 Years	0.70	563,556	0.70
	5,793,936		$0.40	5,116,719	$0.43

NOTE 12 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended June 30, 2011 and 2010 all material assets and revenues of the Company were in the United States.

NOTE 13 - SUBSEQUENT EVENTS

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the three and nine months ended June 30, 2011, subsequent events were evaluated by the Company as of August 15, 2011, the date on which the unaudited consolidated financial statements for the three and nine months ended June 30, 2011, were issued.

Other than the disclosures shown, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three and nine months ended June 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

OVERVIEW

IWEB was originally founded to serve the commercial and federal markets with network security products and proprietary on-line software solutions.  In 2008, IWEB narrowed its focus and expanded its capabilities by acquiring INLINE Corporation, a data storage company specializing in custom designed, short-production run storage solutions for the Geospatial Information Systems (GIS) market.  We have subsequently developed unified data storage product offerings that complement our product line.

In March, 2009, we sold our wholly owned subsidiary, IceWEB Virginia, Inc. to an unrelated 3rd party, and in the process exited its low-margin IT re-seller business products business to further focus on the higher margin data storage manufacturing business.

We currently have three key product offerings:

IceWEB 3000/5000/6000 Unified Network Storage Solutions

Purpose Built Network/Data Appliances

Cloud Computing Products/Services

IceWEB 3000/5000/6000 Unified Network Storage Solutions

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

The Competitive Landscape

Traditionally a company such as IceWEB would compete with other storage vendors of similar size, some of those competitors would be Compellent, Isilon, and LeftHand Networks.  In actuality the company more often finds itself becoming an alternative in our customers’ eyes to purchasing additional equipment from large and expensive legacy storage providers such as EMC Corporation, IBM, Hewlett Packard, Network Appliance and Hitachi Data Systems.  What IceWEB is finding is that with data growing at alarming rates within all organizations, budgetary and common sense decision making is creating a 2nd Tier storage marketplace where our IceWEB 6000 is perceived as very compelling.  Customers are recoiling from the high costs and fork-lift upgrades often required by the larger Tier 1 storage providers that would be necessary to accommodate their rapid data growth.  Therefore, rather than purchasing additional expensive solutions from their existing vendors they opt to deploy our product with its versatile and feature rich capabilities in an overflow or project by project type environment.  Because IceWEB 6000 storage space can be purchased two to three times more cheaply than the legacy alternatives, these customers are actually able to purchase ahead of their perceived data growth rate.

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

IceWEB, in an effort to capitalize on what has been a successful model built within the Geographical Information System space with ESRI has expanded our marketing of our appliance design, manufacturing and support capabilities to additional prospective partners.  In October 2009 IceWEB, Spot Image (a large satellite GIS data provider from France, and Google Corporation agreed that IceWEB would build an appliance to deliver GIS imagery from Spot Image satellite data, powered by Google Earth Enterprise.  This Google Earth Engine appliance will be marketed worldwide through existing Spot Image and Google business partners.  IceWEB has also recently introduced a Cloud Storage Appliance, a device which allows organizations and/or service providers to rapidly and easily deploy cloud based storage services to their constituents and customers.  The company is aggressively pursuing other Purpose Built Appliance opportunities and hopes that this strategy will begin to contribute significantly to our business ramping over the next six months.  Our goal is that the Appliance business segment be grown to contribute approximately 35% of overall business revenue by the end of Fiscal Year 2011.

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements for the year ended September 30, 2010 and notes thereto contained on Form 10-K of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE AND NINE MONTHS ENDED JUNE 30, 2010

The following table provides an overview of certain key factors of our results of operations for the three and nine months ended June 30, 2011 as compared to the three and nine months ended June 30, 2010:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Net Revenues	$ 719,727	$ 1,203,878	$ 2,514,164	$ 2,815,900
Marketing and selling	123,955	404,443	898,299	1,189,661
Depreciation and amortization	124,831	165,585	418,625	495,984
Research and development	187,810	167,061	547,579	353,092
General and administrative	495,963	1,130,005	1,617,786	3,783,654
Total operating expenses	932,559	1,867,094	3,482,289	5,822,391
Loss from operation	(593,616)	(1,276,503)	(2,285,424)	(4,349,497)
Total other income (expense)	(104,653)	(147,240)	(302,908)	(422,196)
Net income (loss)	$ (698,269)	$ (1,423,743)	$ (2,588,332)	$ (4,771,693)

Other Key Indicators:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Cost of sales as a percentage of revenues	52.91%	50.94%	52.40%	47.69%
Gross profit margin	47.09%	49.06%	47.60%	52.31%
General and administrative expenses as a percentage of revenues	68.91%	93.86%	64.35%	134.37%
Total operating expenses as a percentage of revenues	129.57%	155.09%	138.51%	206.77%

Nine Month Period ended June 30, 2011

Revenues

For the nine months ended June 30, 2011, we reported revenues of $2,514,164 as compared to revenues of $2,815,900 for the nine months ended June 30, 2010, a decrease of $301,736 or approximately 11%.

Cost of Sales

Our cost of sales consists primarily of component parts for the manufacture of our storage products. For the nine months ended June 30, 2011, cost of sales was $1,317,299, or approximately 52.4% of revenues, compared to $1,343,006, or approximately 47.7% of revenues, for the nine months ended June 30, 2010. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010 was the result of pricing pressure to win sales opportunities during the nine months ended June 30, 2011 as a percentage of total revenue. We anticipate that our gross profit margins will remain in the range of 45% to 50% through the balance of fiscal 2011.

Total Operating Expenses

Our total operating expenses decreased approximately 40% to $3,482,289 for the nine months ended June 30, 2011 as compared to $5,822,391 for the nine months ended June 30, 2010. These changes include:

•          Sales and marketing expense . Sales and marketing expense includes salaries, commission, occupancy, telephone, travel, and entertainment expenses for direct sales personnel.  For the nine months ended June 30, 2011, sales and marketing costs were $898,299 as compared to $1,189,661 for the nine months ended June 30, 2010, a decrease of $291,362 or approximately 24%.  The decrease is primarily due to lower sales and marketing headcount and lower stock-based compensation expense.

•          Depreciation and amortization expense . For the nine months ended June 30, 2011, depreciation and amortization expense amounted to $418,625 as compared to $495,984 for the nine months ended June 30, 2010, a decrease of $77,359 or 16%.

•          Research and Development . For the nine months ended June 30, 2011, research and development costs were $547,579 as compared to $353,092 for the nine months ended June 30, 2010, an increase of $194,487 or approximately 55%.  Research and development expense is higher due to higher headcount and occupancy costs.

•          General and administrative expense . For the nine months ended June 30, 2011, general and administrative expenses were $1,617,786 as compared to $3,783,654 for the nine months ended June 30, 2010, a decrease of $2,165,868 or approximately 57%. For the nine months ended June 30, 2011 and 2010 general and administrative expenses consisted of the following:

	Fiscal Q3	Fiscal Q3
	2011	2010
Occupancy	$24,227	$16,065
Consulting	77,874	172,872
Employee compensation	896,012	2,958,365
Professional fees	57,895	175,120
Internet/Phone	16,744	8,575
Travel/Entertainment	29,787	24,374
Investor Relations	251,567	265,337
Insurance	31,073	34,761
Other	232,606	128,185
	$1,617,786	$3,783,654

•	For the nine months ended June 30, 2011, Occupancy expense increased to $24,227 as compared to $16,065, primarily due to an increased allocation of rent expense to administration.

•

For the nine months ended June 30, 2011, Consulting expense decreased to $77,874 as compared to $172,872, a decrease of $94,998. Consulting expense decreased primarily as a result of nonrecurring recruiting costs incurred to hire engineering, sale and marketing personnel incurred in the prior year.

•

For the nine months ended June 30, 2011, salaries and related expenses decreased to $896,012 as compared to $2,958,365, a decrease of $2,062,353. The decrease is due primarily to lower non-cash compensation expense of $300,602 as compared to $2,166,162.

•

For the nine months ended June 30, 2011, Professional fees expense decreased to $57,895 as compared to $175,120. Professional fees expense decreased due to decreased costs related to intellectual property patent applications and other legal fees.

•	For the nine months ended June 30, 2011, internet and telephone expense increased to $16,744 as compared to $8,575. The increase was primarily due to increased headcount and one-time charges incurred.

•

For the nine months ended June 30, 2011, travel and entertainment expense increased to $29,787 as compared to $24,374.  The increase was primarily due to increased travel related to investor relations and analyst meetings.

•

For the nine months ended June 30, 2011 Other expense amounted to $232,606 as compared to $128,185 for the nine months ended June 30, 2010, an increase of $104,421.  The increase is primarily related to increased bad debt expense of $100,000.

•	For the nine months ended June 30, 2011 Investor relations expense increased to $251,567 as compared to $265,337 for the nine months ended June 30, 2010, a decrease of $13,770, or 5.2%.

•	For the nine months ended June 30, 2011, insurance expense decreased to $31,073 as compared to $34,761. The decrease was primarily due to cost cutting measures.

We anticipate that general and administrative expenses will remain stable for the balance of fiscal 2011, as we expect to incur lower share-based expenses.

LOSS FROM OPERATIONS

We reported a loss from operations of $2,285,424 for the nine months ended June 30, 2011 as compared to a loss from operations of $4,349,497 for the nine months ended June 30, 2010, a decreased loss of $2,064,073,186 or approximately 47%.

OTHER INCOME (EXPENSES)

Interest Expense .  For the nine months ended June 30, 2011, interest expense amounted to $302,908 as compared to $422,196 for the nine months ended June 30, 2010, a decrease of $119,288 or 28%. The decrease in interest expense is primarily attributable to the decrease in borrowings and certain interest bearing liabilities related to our notes payable.

NET LOSS

Our net loss was $2,588,332 for the nine months ended June 30, 2011 compared to a net loss of $4,771,693 for the nine months ended June 30, 2010.

Three Month Period ended June 30, 2011

Revenues

For the three months ended June 30, 2011, we reported revenues of $719,727 as compared to revenues of $1,203,878 for the three months ended June 30, 2010, a decrease of $484,151 or approximately 50%. The decrease is primarily due to slowdown in activity with the Federal government due to the uncertainty of the Federal budget and debt ceiling negotiations.

Cost of Sales

Our cost of sales consists of component parts for the manufacture of our storage products. For the three months ended June 30, 2011, cost of sales was $380,784, or approximately 52.9% of revenues, compared to $613,287, or approximately 50.9% of revenues, for the three months ended June 30, 2010. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was the result of lower margins on competitive opportunities in order to win deals.

Total Operating Expenses

Our total operating expenses decreased approximately 50% to $932,559 for the three months ended June 30, 2011 as compared to $1,867,094 for the three months ended June 30, 2010. These changes include:

•            Sales and marketing expense . For the three months ended June 30, 2011, sales and marketing expenses were $123,955 as compared to $404,443 for the three months ended June 30, 2010, a decrease of $280,488 or approximately 69%. The decrease was due to slightly lower headcount during the three months ended June 30, 20011, and the nonrecurring sales and marketing expense related to the roll-out of our channel sales program during the three months ended June 30, 2010.

•            Depreciation and amortization expense . For the three months ended June 30, 2011, depreciation and amortization expense amounted to $124,831 as compared to $165,585 for the three months ended June 30, 2010, a decrease of $40,754 or 25%.

•            Research and Development . For the three months ended June 30, 2011, research and development costs were $187,810 as compared to $167,061 for the three months ended June 30, 2010, an increase of $20,749 or approximately 12%.  Research and development expense is higher due to higher headcount and occupancy costs.

•            General and administrative expense . For the three months ended June 30, 2011, general and administrative expenses were $495,963 as compared to $1,130,005 for the three months ended June 30, 2010, a decrease of $634,042 or approximately 56%. For the three months ended June 30, 2011 and 2010 general and administrative expenses consisted of the following:

	Fiscal Q3	Fiscal Q3
	2011	2010
Occupancy	$7,769	$5,403
Consulting	2,950	89,969
Employee compensation	338,649	593,657
Professional fees	25,436	120,571
Internet/Phone	4,108	3,427
Travel/Entertainment	13,667	23,858
Investor Relations	45,333	235,374
Insurance	8,610	10,808
Other	49,442	46,938
	$495,963	$1,130,005

•	For the three months ended June 30, 2011, Occupancy expense increased to $7,769 as compared to $5,403.

•

For the three months ended June 30, 2011, Consulting expense decreased to $2,950 as compared to $89,969, a decrease of $87,019 or 97%. Consulting expense decreased primarily as a result of decreased support costs for internal accounting systems.

•

For the three months ended June 30, 2011, salaries and related expenses decreased to $338,649 as compared to $593,657, a decrease of $255,008. The decrease is due primarily to a decrease in non-cash stock and option based compensation expense of $187,396.

•

For the three months ended June 30, 2011, Professional fees expense decreased to $25,436 as compared to $120,571.  Professional fees expense decreased primarily as a result of a decrease in legal fees incurred related to business development and on-going litigation activities.

•	For the three months ended June 30, 2011, Internet/Phone expense increased to $4,108 as compared to $3,427. Phone expense increased primarily due to one-time charges incurred.

•

For the three months ended June 30, 2011, travel and entertainment expense decreased to $13,667 as compared to $23,858. Travel and entertainment expense decreased during the current quarter as a result of decreased travel for investor relations and general corporate travel activity.

•	For the three months ended June 30, 2011, Insurance expense decreased to $8,610 as compared to $10,808, a decrease of $2,198, or 20%.

•	For the three months ended June 30, 2011 Other expense amounted to $49,442 as compared to $46,938 for the three months ended June 30, 2010, an increase of $2,504, or 5%.

•

For the three months ended June 30, 2011 Investor relations expense decreased to $45,333 as compared to $253,374 for the three months ended June 30, 2010.  The decrease is due to less need for  investor relations activity versus the prior year.

LOSS FROM OPERATIONS

We reported a loss from operations of $593,616 for the three months ended June 30, 2011 as compared to a loss from operations of $1,276,503 for the three months ended June 30, 2010, a decrease of $682,887or approximately 53%.

OTHER INCOME (EXPENSES)

Interest Expense . For the three months ended June 30, 2011, interest expense amounted to $104,653 as compared to $147,240 for the three months ended June 30, 2010, a decrease of $42,587 or 29%. The decrease in interest expense is primarily attributable to the decrease in borrowings and certain interest bearing liabilities related to the acquisition of Inline Corporation.

NET LOSS

Our net loss was $698,269 for the three months ended June 30, 2011 compared to a net loss of $1,423,743 for the three months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2011 and September 30, 2010:

	June 30,	September 30,	$	%
	2011	2010	Change	Change

Working Capital	$ (1,567,326)	$ (1,250,033)	$ (317,293)	25.4%

Cash	4,184	540,156	(535,972)	(99.2%)
Marketable Securities	140,800	524,800	(384,000)	(73.2%)
Accounts receivable, net	1,777,160	1,466,483	310,677	21.2%
Inventory	73,163	62,197	10,966	17.6%
Total current assets	1,906,203	2,106,941	(200,738)	(9.5%)
Property and equipment, net	242,628	418,873	(176,245)	(42.1%)

Intangibles, net	364,632	546,951	(182,319)	(33.3%)
Total assets	$ 2,667,583	$ 3,610,886	$ (943,303)	(26.1%)

Accounts payable and accrued liabilities	1,587,217	1,648,252	(61,035)	(3.7%)
Notes payable-current	1,871,408	1,649,140	222,268	13.5%
Deferred revenue	14,904	59,582	(44,678)	(75.0%)
Total current liabilities	3,473,529	3,356,974	116,555	3.5%
Total liabilities	3,473,529	3,356,974	116,555	3.5%
Accumulated deficit	(32,211,122)	(29,622,792)	(2,588,330)	8.7%
Stockholders’ (deficit) equity	(805,946)	253,912	(1,059,859)	(417.4%)

Net cash used in operating activities was $1,827,791 for the nine months ended June 30, 2011 as compared to net cash used in operating activities of $2,900,065 for the nine months ended June 30, 2010, a decrease of $1,072,406.  For the nine months ended June 30, 2011, we had a loss of $2,588,332 offset by non-cash items such as depreciation and amortization expense of $418,625, share-based compensation expense of $585,000, and decreases from changes in assets and liabilities of $356,452. During the nine months ended June 30, 2011 we experienced an increase in accounts receivable of $310,677, and a decrease in accounts payable during the period of $61,035.    For the nine months ended June 30, 2010, we had a loss of $4,771,693 offset by non-cash items such as depreciation and amortization expense of $495,984, share-based compensation expense of $2,181,020, amortization of deferred finance costs of $7,360, and decreases from changes in assets and liabilities of $798,017. During the nine months ended June 30, 2010 we experienced an increase in accounts receivable of $1,266,686, and a decrease in accounts payable during the period of $412,095.

Net cash used in investing activities for the nine months ended June 30, 2011 was $60,061 as compared to net cash used in investing activities of $133,624 for the nine months ended June 30, 2010. During the nine months ended June 30, 2011, we used cash of $60,061 for property and equipment purchases.   During the nine months ended June 30, 2010, we used cash of $85,624 for property and equipment purchases and $48,000 to acquire 160,000,000 shares of VOIS Inc. common stock.

Net cash provided by financing activities for the nine months ended June 30, 2011 was $1,351,880 as compared to net cash provided of $4,247,242 for the nine months ended June 30, 2010.  For the nine months ended June 30, 2011, net cash provided by financing activities related to proceeds received from notes payable of $818,481 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $720,148, and proceeds from the sale or restricted stock of $409,464, offset by repayments on notes payable of $596,213 which were to pay down the balance on the Sand Hill Finance LLC factoring line.  For the nine months ended June 30, 2010, net cash provided by financing activities related to proceeds received from the sale of restricted stock of $2,320,630, proceeds from notes payable of $985,900 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $1,898,374, offset by repayments on notes payable of $957,662 which were to pay down the balance on the Sand Hill Finance LLC factoring line.

At June 30, 2011 we had a working capital deficit of $1,567,326 and an accumulated deficit of $32,211,122.  The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2010 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales decreased slightly during the nine months ended June 30, 2011, our gross profit margin was approximately 47.6% and our sales were not sufficient to pay our operating expenses. We reported a net loss of $2,588,332 for the nine months ended June 30, 2011.  There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At June 30, 2011 we had cash on hand of $4,184.  In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At June 30, 2011 we owed Sand Hill Finance, LLC $1,871,408 under this accounts receivable line.

We do not have any commitments for capital expenditures. In connection with our annual report for our fiscal year ending September 30, 2011 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective.  We do not presently have any external sources of working capital other than what may be available under the factoring agreement with Sand Hill Finance and loans from related parties. Our working capital needs in future periods are dependent primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

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

Changes in internal control over financial reporting . There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

At June 30, 2011 we are the subject of, or party to, three known, pending or threatened, legal actions.  As of the date of this report on Form 10-Q, none of the legal proceedings have been resolved.  Following is a discussion of each:

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

During the nine months ended June 30, 2011, we issued 2,250,000 shares of common stock at a per share price of $0.10, valued at $225,000 to an accredited investor. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended June 30, 2011, we issued 370,000 shares of common stock to a consultant, valued at $77,585 to an accredited investor, at a per share price of $0.21.  The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.**

*     Filed herein

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICEWEB, INC.

	By:	/s/ John R. Signorello
August 15, 2011	John R. Signorello,
Chief Executive Officer, principal executive officer

	By:	/s/ Mark B. Lucky
August 15, 2011	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer