Form 10-K
period 2011-09-30
ICEWEB INC
filed 2011-12-29
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number000-27865

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

Common Stock, $0.001 Par Value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☐ No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act
 Yes ☐ No ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of“large accelerated filer”and“smaller reporting company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was $ 20,398,134.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. The number of common shares issued and outstanding as of December 17, 2011 was 157,959,066 shares.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms the “Company”, “IceWEB”, "we", "our", and "us" refers to IceWEB, Inc., a Delaware corporation, and our subsidiaries. When used in this report, “fiscal year 2011” means the year ended September 30, 2011 and "fiscal year 2010" means the year ended September 30, 2010. The information which appears on our Web sites is not part of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Headquartered just outside of Washington, D.C., we manufacture and market purpose-built appliances, network and cloud-attached storage solutions and deliver on-line cloud computing application services. Our customer base includes U.S. government agencies, enterprise companies, and small to medium sized businesses (SMB). We have three key product offerings:

•	Iceweb Unified Data Network Storage line of products
•	Purpose Built Network/Data Appliances
•	Cloud Computing Products/Services

Iceweb, the Iceweb logo and other trademarks or service marks of Iceweb are the property of Iceweb.

IceWEB Unified Data Storage line of products

IceWEB high performance Unified Data Storage solutions make it possible to operate and manage files and applications from a single device. File-based and block-based access data are consolidated in a single storage platform which supports Fibre Channel SAN, IP-based SAN (iSCSI), and NAS (network attached storage).

IceWEB’s unified storage system simultaneously enables storage of file data and handles the block-based I/O (input/output) of enterprise applications.  One advantage of unified storage is reduced hardware requirements. Instead of separate storage platforms, like NAS for file-based storage and a RAID disk array for block-based storage, unified storage combines both in a single device. Alternatively, a single device could be deployed for either file or block storage.

In addition to reduced capital expenditures for the enterprise, unified storage systems can also be simpler to manage than separate products since one IceWEB Storage System offers one platform for file and block data of all kinds. Whether it's Microsoft Exchange, SQL Server or Oracle databases, virtualized environments, scanned images, files, video, pictures, graphics, or voice data, IceWEB maximizes the efficiency of storage by centralizing all data on one platform secured with strong data protection capabilities.

The all-inclusive IceWEB Storage System includes de-duplication; unlimited snapshots; thin provisioning; local or remote, real-time or scheduled replication; capacity and utilization reporting, and integration with virtual server environments.  Unified storage systems enjoy the same level of reliability as dedicated file or block storage systems.

We believe our product offerings have broad appeal in the enterprise and federal marketplaces, and are used as core building blocks (enabling technologies) of business critical storage infrastructure for a diverse group of data intensive key vertical market segments such as geospatial information systems, entertainment, security and defense, higher education, Internet Service Providers, Managed Service Providers, Oil and Gas, and Health Care. Our innovative storage systems deliver levels of performance, scalability, versatility and simplicity that exceed existing network storage alternatives. Our Unified Network Storage offering is deployed as storage operating system software on our network attached storage (NAS), and storage area network (SAN) hardware products. This Unified Network Storage environment empowers companies to:

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

IceWEB’s file management system replaces complex and performance-limited competitive products with high performance, scalable and easy to use systems capable of handling the most data-intensive applications and environments. We believe that our solution delivers three key benefits:

Performance- which equals or exceeds all competitive products
Management– which requires less expertise and provides ease of use for overburdened technical staffers
Cost– our solutions typically can be deployed costing far less than those of ours competitors while delivering feature-rich performance with comprehensive, yet easy-to-use management.

Competitive Landscape

IceWEB competes with other storage vendors such as Compellent Technologies, Inc., Isilon Systems, Inc., and HP LeftHand Networks. In addition, we find ourselves becoming an alternative in our customers’ eyes to purchasing additional equipment from large and expensive legacy storage providers such as EMC Corporation, IBM, Network Appliance and Hitachi Data Systems.

With the demand for data storage growing exponentially within all organizations, budgetary and common-sense decision making is creating a second tier storage marketplace where our IceWEB 3000/5000 products are perceived as compelling data storage solutions. Customers are recoiling from the high costs and fork-lift upgrades often required by the larger Tier 1 storage providers, who push expensive upgrades to satisfy to meet their billion$ revenue growth commitments. Instead, their customers are opting to deploy our products with their versatile and feature rich capabilities.  Because our storage capacity can sometimes be purchased two to three times more cheaply than the legacy alternatives, these customers are actually able to purchase ahead of their perceived data growth rate.

Purpose Built Network and Data Appliances

IceWEB has been building Purpose Built Network and Data Appliances for several years. Purpose Built Network and Data Appliances are devices which provide computing resources (processors and memory), data storage, and specific software for specific applications. The primary appliance products that IceWEB has built have historically been centered on a single large business partner, ESRI Corporation. IceWEB and ESRI have collaborated to create ultra-high performance IceWEB/ESRI GIS (Geographical Information Systems) systems that allow customers to access massive amounts of data with unprecedented speed. ESRI Corporation takes full responsibility for marketing to their customers and business partners, via their worldwide sales and consultancy organization.

In an effort to capitalize on what has been a successful model built within the Geographical Information System space with ESRI, IceWEB has expanded its marketing of appliance design, manufacturing and support capabilities to additional prospective partners. In October 2010 IceWEB, Spot Image (a large satellite GIS data provider based in France), and Google Corporation agreed that IceWEB would build an appliance to deliver GIS imagery from Spot Image satellite data, powered by Google Earth Enterprise. This Google Earth Engine appliance will be marketed worldwide through existing Spot Image and Google business partners. IceWEB has also recently introduced a Cloud Storage Appliance, a device which allows organizations and/or service providers to rapidly and easily deploy cloud based storage services to their constituents and customers. We are aggressively pursuing other Purpose-Built Appliance opportunities and anticipate that this strategy will begin to contribute significantly to our business ramping over the next six months. Our goal is that the Appliance business segment grows to contribute approximately 20% of overall business revenue by the end of Fiscal Year 2012. We expect to achieve this through our ongoing sales, marketing and research and development efforts, funded by operations.

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

Cloud Storage Appliances (CSA)

IceWEB has focused our engineering and research and development efforts on crafting our products to perform as scalable ‘building blocks’ for those companies or service providers wishing to rapidly deploy high performance infrastructure to enable delivery of Cloud based services. In September 2009 IceWEB introduced a line of devices called “Cloud Storage Appliances” (CSA). A cloud storage appliance is a purpose built storage device configured for either branch office or central site deployment which allows the housing and delivery of customer data across not only their internal networking infrastructure, but also to make that data available to employees or business partners securely via the internet (often called the cloud). The CSA line has been built to address concernswithin the enterprise marketplace which revolve around hesitation to entrust corporate data to third party providers such as Amazon S3, Mozy, Nirvanix, and others. The CSA line also addresses additional concerns about data access latency and performance.

By implementing our CSA devices, companies can gain all of the benefits of cloud computing, while mitigating vendor lock-in issues, and reducing the potential for security breaches.  High performance data transfers are maintained by back-hauling the data (and replicating it) from remote branch offices across existing wide area network links to the corporate IT infrastructure. An additional obvious benefit derived from the deployment of private or hybrid storage clouds on the CSA products is that companies do not have to pay per-megabyte or per-gigabyte transfer and storage fees to third party service companies.

Customers

Our products have been sold to customers in the U.S., Canada and Europe across a broad range of industries, including GIS; oil and gas; state, local and federal government; and healthcare. We believe that our customers have a high level of satisfaction with our products and services. During the year ended September 30, 2011 one customer accounted for 10% or more of our consolidated revenue.

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

As of September 30, 2011 we have 61 value added resellers, including ESRI, Videobank, Google, Utilipath, LLC, Spot Image, James River Technical, Inc., and a distribution agreement with Promark Technology, Inc.

We continue to aggressively pursue partner agreements to increase our sales and market exposure and footprint. Such partner agreements typically take between three and six months to develop prior to materially increasing sales revenues.

Manufacturing

Manufacturing is conducted at company headquarters in Sterling, VA. Utilizing chassis from premium manufacturers such as AIC Corporation, Intel, SuperMicro, and others, all systems are built, burned-in, and tested at this facility by our in-house engineering and production staff. We manufacture data appliances, Modular Lightweight Portable enterprise servers (MLP), workgroup servers, data storage management platforms, as well as an array of database and customized appliances. We use best-of-breed, readily available, commercial off-the-shelf products sourced from various resellers and suppliers in our manufacturing process.

Competition

The market for IceWEB storage is highly competitive and likely to become even more competitive in the future. Established companies have historically dominated the storage market, including EMC, Network Appliance, Dell, Hewlett-Packard, Sun Microsystems, Hitachi Data Systems and IBM.

In addition, there is additional competition from smaller companies such as Compellent Technologies and Isilon. In the future, new competitors will emerge as well as increased competition, both domestically and internationally, from other established storage companies. The principal competitive market factors are:

•	Industry credibility
•	Product scalability, performance and reliability
•	Ease of installation and management
•	Software functionality
•	Total cost of ownership
•	Customer support
•	Market presence

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

Pending patent applications relate to various software development projects and to the rapid ingestion of massive amounts of video and other data and other network storage concepts.   It is unknown if any of the patent applications will issue as patents. The patent applications may be opposed, contested, circumvented, designed around by a third-party, or found to be invalid or unenforceable.

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

Purchase of Interest in VOIS Inc.

As described later in this section, in November 2009 we purchased 800,000 common shares of VOIS Inc. (OTCBB: VOIS), a development stage company that operates a social commerce website where people can find and do business with buyers and sellers of on-demand work or manufacturing around the world for $48,000. The shares represent approximately a 4% interest in VOIS as of September 30, 2011.

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

Following completion of the acquisition of Disease S.I., Inc., it became apparent that it would be in our best long-term interest that the Internet operations be conducted apart from the biopharmaceutical clinical diagnostics operations. On July 24, 2001, we sold a former officer and director 100% of our subsidiary North Orlando Sports Promotions, Inc., in exchange for the assumption of all liabilities related to North Orlando Sports Promotions, Inc. and its operations estimated at approximately $112,000, and which included the forgiveness of $91,500 in accrued compensation. Included in the sale along with the capital stock of North Orlando Sports Promotions, Inc. were fixed assets, rights to several domain names and various contractual rights and obligations.

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

ITEM 1A.RISK FACTORS

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock. If any of the following risks and uncertainties were to develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

RISKS RELATED TO OUR COMPANY

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS ABSENT A MATERIAL INCREASE IN OUR REVENUES.

We have an accumulated deficit of approximately $34.3 million at September 30, 2011. For the Years ended September 30, 2011 and 2010, we had a net loss of approximately $4.7 million and approximately $6.96 million, respectively. In fiscal year 2011, cash used in operations was approximately $2.29 million and we had approximately $4,120 of cash on hand at September 30, 2011 and $1,171,520 in subscription receivable from the sale of our stock at September 30, 2011. The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended September 30, 2011 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern as a result of our net losses and cash used in operations. We reported a decrease in our sales from continuing operations for fiscal 2011 as compared to fiscal 2010 of approximately 20.1% which is primarily related to a slowdown in sales due to the economic downturn and budget constraints within the Federal government during fiscal 2011. We cannot assure you that our sales will increase in future periods, nor can we assure you that they will not further decrease. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources, as well as issue additional equity to raise capital. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

Historically, our operations have been financed primarily through the issuance of equity and short-term loans. Capital is typically needed not only to fund our ongoing operations and to pay our existing obligations, but is also necessary if we wish to acquire additional assets or companies and for the effective integration, operation and expansion of these businesses. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our sales, manage our business and control our expenses. At September 30, 2011, we had a working capital deficit of approximately $1,713,000.

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

In fiscal year 2011, a substantial amount of our net revenue was generated from Geographic Information Systems (“GIS”), state, local, and federal government, oil and gas companies, and our primary distributor, Promark Technology, Inc.  If, however, economic conditions change for these industries, or if we are unable to continue to attract significant numbers of customers in other industries, our prospects for growth could be reduced.

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

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY UNCERTAIN ECONOMIC AND MARKET CONDITIONS.

We are subject to the effects of general global economic and market conditions. Challenging economic conditions worldwide or in certain geographic regions, such as the continuing fiscal challenges in the U.S. and Europe, have from time to time contributed to slowdowns in the computer, storage, and networking industries at large, as well as the information technology (IT) market, resulting in:
•	Reduced demand for our products as a result of constraints on IT-related spending by our customers;

•	Risk of supply constraints, particularly the recent flooding in Thailand;

•	Increased price competition for our products from competitors;

•	Deferment of purchases and orders by customers due to budgetary constraints or changes in current or planned utilization of our systems;

•	Higher overhead costs as a percentage of revenues;
•	Negative impacts from increased financial pressures on customers, distributors and resellers;

•	Negative impacts from increased financial pressures on key suppliers or contract manufacturers; and

•	Potential discontinuance of product lines or businesses and related asset impairments.

Any of the above-mentioned factors could have a material and adverse effect on our business and financial performance.

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

OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED AS A RESULT OF A NATURAL DISASTER, TERRORIST ACTS OR OTHER CATASTROPHIC EVENTS.

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure or other material disruption caused by fire, floods, hurricanes, earthquakes, volcanoes, power loss, power shortages, environmental disasters, telecommunications or business information systems failures, break-ins and similar events, such as the recent flooding in Thailand, could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our results of operations and financial condition could be materially adversely affected.

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

At September 30, 2011 we had outstanding:

•	157,959,066 shares of our common stock,
•	626,667 shares of Series B Convertible Preferred Stock owned by our Chief Executive Officer which is convertible into 626,667 shares of our common stock,
•	common stock purchase warrants to purchase a total of 11,528,938 shares of our common stock with exercise prices ranging from $0.15 to $0.50 per share, and
•
Stock options granted under our 2000 Management and Director Equity Incentive and Compensation Plan which are exercisable into 4,104,487 shares of our common stock with a weighted average exercise price of $0.375 per share.

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

ITEM 2. PROPERTIES.

In February 2009, we entered into a two year lease for approximately 6,978 square feet of office space in which our principal executive offices are located for annual base rental of approximately $74,400.  We are currently renting our office location on a month-to-month basis, but anticipate renewing our lease for an additional year.

ITEM 3. LEGAL PROCEEDINGS.

At September 30, 2011 we are the subject of, or party to, four known, pending or threatened, legal actions. As of the date of this report on Form 10-K, three of the legal proceedings have been resolved. Following is a discussion of each:

1.   We were named as the defendant in a legal proceeding brought by Immixtechnology, Inc. (the plaintiff) in the Fairfax County Circuit Court, Fairfax, Virginia. The plaintiff asserts that Iceweb failed to pay for certain computer components purchased from plaintiff.

2.   We were named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff.  This case has been settled.

3.   We were named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff.  This case has been settled.

4.   We were named as the defendant in a legal proceeding brought by Computerlinks of North America, Inc. (the plaintiff) in the Circuit Court of Travis County, Texas. The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff. The plaintiff received a Summary Judgment for $141,144.22 as of November 5, 2010.  This case has been settled.

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

	High	Low
Fiscal 2010
First quarter ended December 31, 2009	$0.235	$0.07
Second quarter ended March 31, 2010	$0.23	$0.075
Third quarter ended June 30, 2010	$0.47	$0.135
Fourth quarter ended September 30, 2010	$0.30	$0.105

Fiscal 2011
First quarter ended December 31, 2010	$0.235	$0.07
Second quarter ended March 31, 2011	$0.23	$0.075
Third quarter ended June 30, 2011	$0.47	$0.135
Fourth quarter ended September 30, 2011	$0.30	$0.105

As of December 28, 2011 the last sale price of our common shares as reported on the OTC Bulletin Board was $0.155 per share. As of December 28, 2011, there were approximately 4,275 record owners of our common stock.

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

Recent Sales of Unregistered Securities

On September 30, 2011 we sold approximately 9,762,671 restricted stock units at $0.12/unit.  Each unit consists of one share of common stock and a warrant exercisable for one share of common stock.  The warrants have a five year life, an exercise price of $0.15/share, and are callable if the Company’s common stock trades over $0.25/share for ten consecutive trading days.

Anderson and Strudwick, Inc. acted as the placement agent in connection with the sale the securities and as compensation received a cash fee of approximately $114,127, and warrants to purchase approximately 976,267 shares of the Company’s common stock at a price per share of $0.15.

The sale of the Shares and the Warrants was made pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering and/or Regulation D, as promulgated by the SEC under the Securities Act, and in reliance upon exemptions from registration under applicable state securities laws.

During February, 2011 we sold 2,000,000 shares of common stock, valued at $200,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During March, 2011 we sold 250,000 shares of common stock, valued at $25,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During May, 2011 we sold 1,609,600 shares of common stock, valued at $184,464 to two accredited investors, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During July, 2011 we sold 416,667 shares of common stock, valued at $91,541 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

2011 Financing Activities

On September 30, 2011 we sold approximately 9,762,671 restricted stock units at $0.12/unit.  Each unit consists of one share of common stock and a warrant exercisable for one share of common stock.  The warrants have a five year life, an exercise price of $0.15/share, and are callable if the Company’s common stock trades over $0.25/share for ten consecutive trading days.

Anderson and Strudwick, Inc. acted as the placement agent in connection with the sale the securities and as compensation received a cash fee of approximately $114,127, and warrants to purchase approximately 976,267 shares of the Company’s common stock at a price per share of $0.15.

The sale of the Shares and the Warrants was made pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering and/or Regulation D, as promulgated by the SEC under the Securities Act, and in reliance upon exemptions from registration under applicable state securities laws.

Results of Operations

FISCAL YEAR 2011 AS COMPARED TO FISCAL YEAR 2010

The following table provides an overview of certain key factors of our results of operations for fiscal year 2011 as compared to fiscal year 2010:

	Fiscal Year ended September 30,		$	%
	2011	2010	Change	Change
Net Revenues	$2,678,346	$3,353,286	$(674,940)	(20.1)%
Cost of sales	1,751,640	1,742,110	9,530	0.5%
Operating Expenses:
Sales and marketing	975,282	1,690,684	715,402	42.3%
Depreciation and amortization	545,890	662,003	116,113	17.5%
Research and development	790,048	547,364	(242,684)	(44.3)%
General and administrative	2,605,999	5,312,247	2,706,249	50.9%
Loss on impairment of intangible assets	303,859	-	(303,859)	N/A
Total operating expenses	5,221,078	8,212,298	2,991,220	36.2%
Loss from operation	(4,294,372)	(6,601,122)	(2,306,750)	34.9%
Total other expense	(410,919)	(363,111)	47,808	(13.2)%
Net loss	$(4,705,291)	$(6,964,233)	$(2,258,942)	32.4%

Other Key Indicators:
	Fiscal	Fiscal
	2011	2010
Cost of sales as a percentage of revenues	65.40%	51.95%
Gross profit margin	34.60%	48.05%
General and administrative expenses as a percentage of revenues	97.30%	158.42%
Total operating expenses as a percentage of revenues	194.94%	244.90%

Sales

Our sales decreased approximately 20.1% in fiscal year 2011 from fiscal year 2010. Of our total net sales for fiscal 2011, approximately $2,520,535 is attributable to our sale of storage products, and approximately $157,811 is attributable to sales from our online products and services. Of our total net sales for fiscal 2010, approximately $3,152,346 is attributable to our sale of storage products, and approximately $200,940 is attributable to sales from our online products and services.

The decrease in fiscal 2011 net sales from fiscal 2010 is primarily due to the impact of economic uncertainty on our customers’ budgets and IT spending capacity. We anticipate revenues for fiscal 2012 will increase due to the introduction of new products and services, including sales of our Unified Network Storage Solutions and other data storage products.

Cost of Sales and Gross Profit

Our cost of sales consists primarily of products purchased to manufacture our storage products. For fiscal 2011, cost of sales was approximately 65% of sales, as compared to approximately 52% of sales, for fiscal 2010. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for fiscal 2011 as compared to fiscal 2010 was the result of an increased competition and the increase in the cost of certain components that go into our systems in fiscal 2011. We anticipate that our cost of sales as a percentage of revenue will return to the 50% to 55% range in fiscal 2012, as we introduce new higher margin products and solutions to augment our storage business.

Total Operating Expenses

Our total operating expenses decreased approximately 36.4% for fiscal 2011 as compared to fiscal 2010. The decrease is primarily due to decreased headcount in sales and marketing, and lower costs associated with launching our channel sales distribution model, offset by increased investment in research and development, and the loss on the impairment of intangible assets. The changes include:

•           Sales and Marketing. Sales and marketing expense includes salaries, commission, occupancy, telephone, travel, and entertainment expenses for direct sales personnel. For the fiscal year ended September 30, 2011, sales and marketing costs were $975,282 as compared to $1,690,684 for the fiscal year ended September 30, 2010, a decrease of $715,402 or approximately 42%. The decrease was due primarily to reduced sales and marketing headcount during the fiscal year ended September 30, 2011, as we established and relied upon a two-tier channel distribution model.

•           Depreciation and amortization expense. For fiscal 2011, depreciation and amortization expense decreased approximately 18% from fiscal 2010, as many of our assets became fully depreciated during the fiscal year.

 Amortization expense is related to the customer relationships and manufacturing GSA schedule which are intangible assets that we generated through our acquisition of Inline Corporation. The GSA schedule is being amortized on a straight-line basis over three years. Amortization expense was $243,093 for fiscal 2011 and $243,090 for fiscal 2010.

•           Research and development expense. For fiscal 2011, research and development expenses increased approximately 44% from fiscal 2010. This increase is related to increased research and development efforts related to our storage products. We anticipate the spending on research and development in fiscal 2011 will be approximately $200,000 per quarter related to developing and enhancing our storage solutions and pursuing intellectual property patents when we believe it is warranted.

•           Loss on impairment of intangible assets. In fiscal 2011, management determined that the value of certain of our intangible assets had been impaired due to changes in our sales and marketing approach, and as a result we expensed the remaining unamortized balance of these assets, totaling $303,859.

•           General and administrative expense. For fiscal 2011, general and administrative expenses decreased approximately 51% from fiscal 2010. This decrease is primarily attributable to lower stock-based compensation, lower legal and professional fees, and lower bad debt expense, offset by higher investor relations expense. For fiscal 2011 and 2010, general and administrative expenses consisted of the following:

	Fiscal	Fiscal
	2011	2010
Occupancy	$50,208	$49,085
Consulting	87,238	133,784
Employee compensation	1,117,737	3,458,814
Professional fees	325,105	671,548
Internet/Phone	20,479	14,834
Travel/Entertainment	34,002	49,016
Investor Relations	676,915	358,780
Insurance	35,203	46,304
Other	259,112	530,082
	$2,605,999	$5,312,247

The principal changes in fiscal 2011 as compared to fiscal 2010 include:

•
For fiscal 2011, salaries and related taxes and benefits decreased $2,341,077, or approximately 68% from fiscal 2010. The decrease was primarily attributable to a decrease in stock based compensation, and expense recorded in accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments”), for fiscal 2011 of $2,459,103, a decrease of 83%.

•	For fiscal 2011, occupancy expense increased approximately 2% from fiscal 2010.

•
For fiscal 2011, professional fees decreased $346,443, or approximately 52% from fiscal 2010. The decrease was primarily attributable to a decrease in legal fees incurred and the settlement of lawsuits against us in fiscal 2010 versus 2011.

•	For fiscal 2011, other expense decreased approximately 51% from fiscal 2010. The decrease is primarily due to a decrease in bad debt expense of $235,877, and a decrease in hosting fees of $23,022.

•
For fiscal 2011, consulting expense decreased by approximately 35% from fiscal 2010. The decrease was primarily due to non-recurring consulting fees related to our capital raising activities, and human resources recruiting fees incurred in 2010 but not in fiscal 2011.

•
For fiscal 2011, investor relations expense increased approximately 89% from fiscal 2010. The increase was attributable to an increase in general investor relations activity versus fiscal 2010. We expect that in fiscal 2012 our investor relations activity and related expense should decrease to fiscal 2010 levels.

•	For fiscal 2011, internet and telephone expense increased approximately 38%. The increase was attributable to non-recurring costs incurred during the fiscal year 2011.

•	For fiscal 2011, travel and entertainment expense decreased approximately 31%. The decrease was attributable to a decrease in general business, and travel-related investor relations activity.

•	For fiscal 2011, insurance expense decreased approximately 24% from fiscal 2010. The decrease was attributable to lower premiums paid for general business and directors and officer’s insurance.

LOSS FROM OPERATIONS

Our loss from operations decreased approximately 40% in fiscal year 2011 as compared to fiscal year 2010. This decrease is primarily the result of reduced headcount, offset by our increased research and development efforts, and our investment in our channel marketing sales programs.

TOTAL OTHER INCOME (EXPENSES)

Interest Expense. For fiscal 2011, interest expense decreased approximately 25.7%. The decrease in interest expense is primarily attributable to lower average outstanding note balances during fiscal 2011.

NET LOSS

Our net loss was $4,705,291 for fiscal 2011 compared to $6,964,233 for fiscal 2010, a decrease of $2,258,942 or approximately 32%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

	September 30,	September 30,	$	%
	2011	2010	Change	Change

Working Capital	$(1,713,336)	$(1,250,033)	$(463,302)	(37.1)%

Cash	4,120	540,156	(536,036)	(99.2)%
Subscription receivable	1,171,520	-	1,171,520	N/A
Accounts receivable, net	1,182,060	1,466,483	(284,423)	(19.4)%
Inventory	55,981	62,197	(6,216)	(10.0)%
Total current assets	2,450,806	2,106,941	343,865	16.3%
Property and equipment, net	252,835	418,873	(166,038)	(39.6)%
Marketable Securities	115,200	524,800	(409,600)	(78.0)%
Intangibles, net	-	546,952	(546,952)	(100.0)%
Total assets	$2,832,161	$3,610,886	$(778,725)	(21.6)%

Accounts payable and accrued liabilities	2,186,691	1,648,252	538,439	32.7%
Notes payable-current	1,972,544	1,649,140	323,404	19.6%
Deferred revenue	4,904	59,582	(54,678)	(91.8)%
Total liabilities	4,164,139	3,356,972	807,167	24.0%
Accumulated deficit	(34,328,080)	(29,622,792)	(4,705,288)	15.9%
Stockholders’ equity (deficit)	(1,331,978)	253,913	(1,585,891)	(624.6)%

At September 30, 2011, we had a working capital deficit of $1,713,336 compared to a working capital deficit of $1,250,033 at September 30, 2010, an increase of $463,302. The increase in the deficit is primarily attributable to the increases in accounts payable and accrued expenses of $538,439, and the increase in our current notes payable of $323,404, offset by the decrease in accounts receivable of $284,423.  Also contributing was the decrease in inventory of $6,216 and the decrease in deferred revenue of $54,678.

Net cash used in operating activities was $2,285,893 for fiscal 2011 as compared to net cash used in operating activities of $4,128,415 for fiscal 2010, a decrease of $1,842,522. For fiscal 2011, our cash used in operations of $2,285,893 consisted of a net loss of $4,705,291 offset by non-cash items totaling $2,419,397 including items such as depreciation and amortization of $545,890, stock based compensation of $369,385, the amortization of deferred compensation of $131,680 and other non-cash items of $1,068,583. Additionally, during fiscal 2011 we had a decrease in operating liabilities and an increase in operating assets which incremented our net loss. This change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $284,423, and an increase in prepaid expenses of $982, offset by a decrease in net inventory of $6,216, an increase in accounts payable and accrued liabilities of $538,439 and a decrease in deferred revenue of $54,678.

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

Net cash used in investing activities for fiscal 2011 was $136,759 as compared to net cash used in investing activities of $133,624 for fiscal 2010. During fiscal 2011 we used cash of $136,759 for property and equipment purchases.  During fiscal 2011 we used cash of $85,624 for property and equipment purchases, and $48,000 to invest in marketable securities.

Net cash provided by financing activities for fiscal 2011 was $1,886,617 as compared to $4,738,885 for fiscal 2010, a decrease of $2,852,268. The primary reason for the decrease was due to the proceeds from the sale of common stock of $2,380,630 in June 2010, and the exercise of common stock options of $2,591,626 in fiscal 2010 versus $1,275,102 in fiscal 2011. In addition we made payments on notes payable of $512,620, and borrowed $836,024 under our financing line.

At September 30, 2011 we had an accumulated deficit of $34,328,080 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2011 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. In spite of our sales, there is no assurance that we will be able to maintain or increase our sales in fiscal 2011 or that we will report net income in any future periods.

We do not have any working capital commitments nor do we not presently have any external sources of working capital. Historically, our sales have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At September 30, 2011 we had cash on hand of $4,120 and subscription receivable of $1,171,520.  In addition to the cash necessary to fund our operating losses, research and development, marketing and general growth, we will need cash to satisfy certain obligations.  In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $1.8 million. This financing agreement was amended in fiscal 2009 to increase the line amount to $2,750,000. As of September 30, 2011, we had $777,456 available under the line of credit facility.

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

Off Balance Sheet Arrangements.

None.

Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The updated guidance is effective for us for our second quarter of 2012. We do not expect the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for us for our fiscal year 2013. We do not expect the adoption of this pronouncement will have a material impact on our consolidated financial statements.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IceWEB, Inc. and Subsidiaries
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IceWEB, Inc.

We have audited the accompanying consolidated balance sheets of IceWEB, Inc. and Subsidiaries as of September 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IceWEB, Inc. and Subsidiaries, as of September 30, 2011 and September 30, 2010 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses of $4,705,291 and $6,964,233 respectively, for the years ended September 30, 2011 and 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
December 22, 2011

IceWEB, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2011	September 30, 2010
CURRENT ASSETS:
Cash	$4,120	$540,156
Subscription receivable	1,171,520	-
Accounts receivable, net of allowance for doubtful accounts of $409,000	1,182,060	1,466,483
Inventory, net	55,981	62,197
Other current assets	6,877	6,875
Prepaid expenses	30,248	31,230
	2,450,806	2,106,941

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $2,483,440 and $2,180,643, respectively	252,835	418,873
Deposits	13,320	13,320
Marketable Securities, net	115,200	524,800
Intangible assets, net of accumulated amortization of $911,591 and $668,498, respectively	-	546,952
Total Assets	$2,832,161	$3,610,886

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,186,691	$1,648,252
Notes payable	1,972,544	1,649,140
Deferred revenue	4,904	59,582
Total Current Liabilities	4,164,139	3,356,974

Stockholders' Equity (Deficit)
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 157,959,066 shares issued and 134,443,725 shares outstanding, respectively)	157,961	134,445
Additional paid in capital	32,866,315	29,360,833
Accumulated deficit	(34,328,080)	(29,622,792)
Accumulated other comprehensive income	67,200	476,800
Subscription receivable	(83,000)	(83,000)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)

Total stockholders' equity (deficit)	(1,331,978)	253,912

Total Liabilities and Stockholders’ Equity (Deficit)	$2,832,161	$3,610,886

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
Consolidated Statements of Operations
	For the Year Ended
	September 30,
	2011	2010

Sales	$2,678,346	$3,353,286

Cost of sales	1,751,640	1,742,110

Gross profit	926,706	1,611,176

Operating expenses:
Sales and marketing expense	975,282	1,690,684
Depreciation and amortization expense	545,890	662,003
Research and development	790,048	547,364
General and administrative	2,605,999	5,312,247
Loss on impairment of intangible assets	303,859	-

Total operating expenses	5,221,078	8,212,298

Loss From Operations	(4,294,372)	(6,601,122)

Other income (expenses):
Gain on extinguishment of debt	-	190,136
Interest expense	(410,919)	(553,247)

Total other income (expenses):	(410,919)	(363,111)

Net loss	$(4,705,291)	$(6,964,233)

Net loss per common share - basic and diluted	$(0.03)	$(0.07)

Weighted average common shares outstanding - basic and diluted	142,344,070	101,379,729

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the years ended September 30, 2011 and 2009

	Series B				Additional		Compre-
	Preferred Stock		Common Stock		Paid-In	Accumulated	hensive	Subscription	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Receivable	Share	Amount	Total

Balance at September 30, 2009	626,667	626	68,469,617	68,471	20,065,001	(22,658,556)	—	—	(162,500)	(13,000)	(2,537,458)

Amortization of deferred compensation	—	—	—	—	1,627,919	—	—	—	—	—	1,627,919

Issuance of common stock for cash	—	—	15,580,000	15,580	2,365,050	—	—	—	—	—	2,380,630

Issuance of common stock to settle litigation	—	—	2,678,571	2,679	399,104	—	—	—	—	—	401,783

Common stock issued for exercise of options	—	—	30,570,600	30,571	2,561,055	—	—	—	—	—	2,591,626

Common stock issued in connection with subscription receivable	—	—	2,000,000	2,000	81,000	—	—	(83,000)	—	—	—

Common stock issued for services	—	—	2,800,000	2,800	506,684	—	—	—	—	—	509,484

Common stock issued to employees	—	—	9,344,937	9,345	858,020	—	—	—	—	—	867,365

Common stock issued in connection with conversion of convertible debenture	—	—	3,000,000	3,000	897,000	—	—	—	—	—	900,000

Other Comprehensive income	—	—	—	—	—	—	476,800	—	—	—	476,800

Net loss for the year	—	—	—	—	—	(6,964,233)	—	—	—	—	(6,964,233)

Net Comprehensive loss	—	—	—	—	—	(6,964,233)	476,800	—	—	—	(6,487,433)

Balance at September 30, 2010	626,667	$626	134,443,725	$134,445	$29,360,833	$(29,622,789)	$476,800	$(83,000)	(162,500)	$(13,000)	$253,912

Amortization of deferred compensation	—	—	—	—	131,680	—	—	—	—	—	131,680

Issuance of common stock for cash	—	—	14,053,334	14,054	1,445,578	—	—	—	—	—	1,459,632

Common stock issued for services	—	—	1,032,544	1,033	228,937	—	—	—	—	—	229,970

Common stock issued to employees	—	—	2,113,101	2,113	430,502	—	—	—	—	—	432,615

Common stock issued for exercise of options	—	—	6,791,361	6,791	1,268,310	—	—	—	—	—	1,275,101

Cancellation of shares			(475,000)	(475)	475						—

Other Comprehensive income	—	—	—	—	—	—	(409,600)	—	—	—	(409,600)

Net loss for the year	—	—	—	—	—	(4,705,291)	—	—	—	—	(4,705,291)

Net Comprehensive loss	—	—	—	—	—	(4,705,291)	(409,600)	—	—	—	(5,114,891)

Balance at September 30, 2011	626,667	$626	157,959,066	$157,960	$32,866,315	$(34,328,080)	$67,200	$(83,000)	(162,500)	$(13,000)	$(1,331,978)

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2011		2010

Net loss		$(4,705,291)		$(6,964,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		545,890		662,003
Loss on impairment of intangible assets		303,859		—
Share-based compensation		369,385		867,365
Amortization of deferred compensation		131,680		1,627,919
Gain on sale of discontinued operations		—		—
Common stock issued for services rendered		293,199		509,484
Common stock issued for settlement		—		401,783
Amortization of deferred finance costs		27,500		27,015
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable		284,423		(1,104,934)
Prepaid expense		982		(33,545)
Other		(27,499)
Inventory		6,216		89,164
Deposits		—		—
Increase (decrease) in:
Accounts payable and accrued liabilities		538,441		(259,757)
Deferred revenue		(54,678)		49,321

NET CASH USED IN OPERATING ACTIVITIES		(2,285,893)		(4,128,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(136,759)		(85,624)
Investment in marketable securities		—		(48,000)

NET CASH USED IN INVESTING ACTIVITIES		(136,759)		(133,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable		836,024		1,602,024
Payments on notes payable		(512,621)		(1,835,395)
Proceeds from sale of common stock		288,111		2,380,630
Proceeds from exercise of common stock options		1,275,102		2,591,626

NET CASH PROVIDED BY FINANCING ACTIVITIES		1,886,616		4,738,885

NET INCREASE (DECREASE) IN CASH		(536,036)		476,846

CASH - beginning of period		540,156		63,310

CASH - end of period		$4,120		$540,156

Supplemental disclosure of cash flow information:
Cash paid for:
Interest		$383,419		$526,232
Income taxes		$—		$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest		$—		$—
Common stock issued in connection with convertible debenture		$—		$1,090,136
Common stock issued in connection with acquisition/disposition	$		$

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2011 and 2010

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

At the close of fiscal year 2011, the Company has three key product offerings:

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

Going Concern

Our auditors stated in their report on the consolidated financial statements of the Company for the Years ended September 30, 2011 and 2010 that we have had losses since inception that raise doubt about our ability to continue as a going concern. In addition and as discussed further in Note 6, we are not in compliance with debt covenants under our Financing Agreements with Sand Hill Finance LLC. For the year ended September 30, 2011 we incurred a net loss of $4,705,291. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Management has established plans intended to increase the sales of our products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that we will be able to raise any additional funds.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, prepaid expenses, and other current assets, accounts payable and accrued liabilities, and deposits approximated fair value as of September 30, 2011 and 2010, because of the relatively short-term maturity of these instruments and their market interest rates.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2011 and 2010

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2011 and 2010 include the allowance for doubtful accounts, the valuation of stock-based compensation, the allowance for inventory obsolescence and the useful life of property and equipment and intangible assets, and litigation reserves.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $409,000 as of September 30, 2011. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $102,076 and $336,568 for the Years ended September 30, 2011 and 2010, respectively.

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation expense is recorded by using the straight-line method over the estimated useful lives of the related assets.

Intangible Assets

Intangible assets, net consists of the cost of acquired customer relationships. We capitalize and amortize the cost of acquired intangible assets over their estimated useful lives on a straight-line basis. The Company periodically reevaluates the carrying value of its intangible assets for events or changes in circumstances that indicate that the carrying value may not be recoverable. As part of this reevaluation, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the intangible asset to the estimated fair value of the asset.

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
Years ended September 30, 2011 and 2010

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising costs are expensed as incurred and amounted to $238,482 in fiscal 2011 and $162,862 in fiscal 2010.

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

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”) Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At September 30, 2011, there were options and warrants to purchase 15,633,425 shares of common stock, 626,667 shares issuable upon conversion of Series B preferred stock, and no shares of Series C preferred stock outstanding which could potentially dilute future earnings per share.

Stock-Based Compensation

As more fully described in Note 12, we have a stock option plan that provides for non-qualified and incentive stock options to be issued to directors, officers, employees and consultants (the 2000 Management and Director Equity Incentive and Compensation Plan (the “Plan”).

Prior to October 1, 2005, we accounted for stock options issued under the Plan under the recognition and measurement provisions of APB Opinion No. 25,Accounting for Stock Issued to Employees, and related interpretations, as permitted by ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments. No stock-based compensation cost related to employee stock options was recognized in the Consolidated Statement of Operations for the year ended September 30, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2011 and 2010

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, property and equipment consisted of the following:

	Estimated Life	2011	2010
Office equipment	5 years	$836,041	$699,282
Computer software	3 years	612,379	612,379
Furniture and fixtures	5 years	261,385	261,385
Leasehold improvements	5 years	1,026,470	1,026,470
		2,736,275	2,599,516

Less: accumulated depreciation		(2,483,440)	(2,180,643)

		$252,835	$418,873

Depreciation expense for the years ended September 30, 2011 and 2010 was $302,797 and $418,913 respectively.

NOTE 4 - INTANGIBLE ASSETS

At September 30, intangible assets consist of the following:

	2011	2010
Manufacturing GSA Schedule	$-	$750,000
Customer relationships intangible	-	465,452
	-	1,215,452
Less: accumulated amortization	-	(668,500)

	$-	$546,952

Amortization expense amounted to $243,093 for the year ended September 30, 2011, and $243,090 for the year ended September 30, 2010.

Amortization expense subsequent to the year ended September 30, 2011 is $0.

The Company periodically reevaluates the carrying value of its intangible assets for events or changes in circumstances that indicate that the carrying value may not be recoverable. As part of this reevaluation, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the intangible asset to the estimated fair value of the asset.

At September 30, 2011, the Company determined that its sales model in future periods would not substantially benefit from the customer relations or manufacturing GSA schedules that we own.  Accordingly, management deemed these intangible assets to be fully impaired at September 30, 2011 and reduced their carrying values to zero.  A loss on impairment of $303,859 has been included in operating expenses.

NOTE 5 - RELATED PARTY TRANSACTIONS

During October, 2009, we sold 2,000,000 shares of common stock at a per share price of $0.042, valued at $83,000 to Florence Signorello, an accredited investor who is the mother of John Signorello, our chief executive officer. The fair market value of our common stock on the date of the transaction was $0.145 per share. As of September 30, 2011 we had not received the proceeds from the investor and as a result we recorded the subscription receivable as a contra equity account on our balance sheet.

We and certain of our affiliates have entered into a series of transactions involving VOIS Inc. (OTCBB: VOIS), a public company which had developed and launched a social commerce website.  On November 3, 2009 we purchased 800,000 shares of the common stock of VOIS Inc., which represented approximately 16% of that company, for $48,000 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act resulting in gross proceeds to us of $48,000. At the time of our investment, Mr. Mark Lucky, our Chief Financial Officer, was a member of VOIS’ board of directors, having been elected in October 2009.  Mr. Lucky resigned his positions with VOIS in September 2010.
Prior to our investment in VOIS, both Mr. John R. Signorello had a personal relationship with the founders of VOIS.  In an unrelated transaction in November 2009 Mr. Signorello, a member of our board of directors and our CEO, purchased 1,125,000 shares of VOIS’ common stock from a former officer and director of VOIS for nominal consideration in a private transaction.  The shares of common stock purchased by Mr. Signorello represented approximately 27% of VOIS’ outstanding common stock at the time of the purchase of the shares by us.

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
Years ended September 30, 2011 and 2010

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

Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of our assets. At September 30, 2011, the principal amount due under the Financing Agreement amounted to $1,972,544. This amount is included in the note payable balance of $1,972,544 on the balance sheet at September 30, 2011.

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

In connection with the Financing Agreement, we issued Sand Hill Finance, LLC, a seven-year common stock purchase warrant to purchase 25,000 shares of our common stock at an exercise price of $0.50 per share. The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of our common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and reclassifications. The fair value of the warrant of $16,250 has been recorded as an addition to paid-in capital and interest expense during the year ended September 30, 2007.

In connection with the term loan, we issued Sand Hill Finance, LLC a seven-year common stock purchase warrant to purchase 120,000 shares of our common stock at an exercise prices $0.50 per share. The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of our common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and reclassifications. The fair value of the warrant of $13,587 has been recorded as an addition to paid-in capital and deferred finance costs during the year ended September 30, 2010.

The Financing Agreement has a term of one year, subject to mutual extension by both parties. As a result, the balance due to Sand Hill Finance, LLC is classified as a current liability on the accompanying consolidated balance sheet.

The terms of the Financing Agreement also restricts us from undertaking certain transactions without the written consent of the creditor including (i) permit or suffer a change in control involving 20% of its securities, (ii) acquire assets, except in the ordinary course of business, involving payment of $100,000 or more, (iii) sell, lease, or transfer any of its property except for sales of inventory and equipment in the ordinary course of business, (iv) transfer, sell or license any intellectual property, (v) declare or pay a dividend on stock, except payable in the form of stock dividends (vi) incur any indebtedness other than trade credit in the ordinary course of business and (vii) permit any lien or security interest to attach to any collateral. Sand Hill Finance provided a waiver with respect to our disposition of IceWEB, Virginia, Inc. in March, 2010, as discussed herein. In addition, we have been in default under the terms of the Financing Agreement, however Sand Hill Finance has provided a waiver and forbearance agreement that provides that no obligations under the financing agreement shall become due and payable until the 91st day after the obligations under the convertible notes (as discussed in Note 17 - Subsequent Events) have been satisfied. Sand Hill Finance agreed that no remedies available to them under the Financing Agreement (including foreclosure) will be pursued until after such date.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2011 and 2010

NOTE 7 - INVENTORY

Inventory consisted of the following:

	September 30, 2011	September 30, 2010
Raw materials	$44,785	$49,757
Work in progress	8,397	9,330
Finished goods	2,799	3,110
	55,981	62,197

Less: reserve for obsolescence	—	—

	$55,981	$62,197

NOTE 8 - COMMITMENTS

We lease office space in Sterling, Virginia under a two-year operating lease that expired on March 31, 2011. We are currently leasing our space on a month-to-month basis but plan to renew the lease for another year.  The office lease agreement has certain escalation clauses and renewal options. Additionally, we have lease agreements for computer equipment and an office copier/fax machine. We have no future minimum rental payments required.

Rent expense was $76,397 and $78,076 for the years ended September 30, 2011 and 2010.

NOTE 9 - INCOME TAXES

We account for income taxes under the provisions of ASC 740-10-25. ASC 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all the relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10-25 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. ASC 740-10-25 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC 740-10-25 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  At September 30, 2011 and 2009 the Company has no unrecognized tax benefits, interest, or penalties.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2011 and 2010

NOTE 9 - INCOME TAXES (continued)

A summary of our deferred tax is as follows:

	2011	2010
Deferred Tax Assets:
Tax benefit of net operating loss carry forward	$4,324,000	$5,360,000
Unpaid accrued salaries	24,000	17,000
Allowance for doubtful accounts	113,000	113,000
Reserve for legal settlement	-	353,000
Amortization of leasehold improvements	271,000	182,000
Amortization of intangibles	-	302,000
	4,732,000	6,327,000

Less: valuation allowance	(4,732,000)	(6,327,000)

Net deferred tax assets	$—	$—

As of September 30, 2011 we had unused net operating loss carry forwards of approximately $11,500,000 available to reduce our future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2031. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

The valuation allowance at September 30, 2011 was $4,732,000. The decrease during fiscal 2011 was approximately $1,595,000.

Net operating loss carryforwards and the associated deferred tax asset were reduced during fiscal September 30, 2011 to reflect reversals of certain temporary differences and management’s re-assessment of its net operating loss carryforwards for tax purposes.

The table below summarizes the differences between our effective tax rate and the statutory federal rate as follows for fiscal 2011 and 2010. The effective tax rate is 34% Federal and 3.6% State after Federal tax benefit:

	2011	2010
Computed “expected” tax benefit	(34.0)%	(34.0)%
State income taxes	(3.6)%	(3.6)%
Other permanent differences	10.8%	1.0%
Change in valuation allowance	26.8%	36.6%

Effective tax rate	0.0%	0.0%

NOTE 10 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company is subject to concentrations of credit risk primarily from cash.  At September 30, 2011, the FDIC insured deposits up to $250,000.  At September 30, 2011, the Company’s bank balances did not exceed the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failure of such financial institutions.

Major Customers

Sales to 5 customers represented approximately 90% of total sales for the year ended September 30, 2011. As of September 30, 2011 approximately 84% of our accounts receivable was due from one customer. Sales to eight customers represented approximately 89% in 2010.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2011 and 2010

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

A) Series A Convertible Preferred Stock

All shares of Series A Convertible Preferred Stock were converted into shares of our common stock in fiscal 2008. As of September 30, 2011 there are no Series A Convertible Preferred shares outstanding. The warrants issued in conjunction with the Series A Convertible Preferred Stock transaction were fully converted into shares of our common stock in fiscal 2008. There are no outstanding warrants related to the Series A Convertible Preferred Stock transaction at September 30, 2011.

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
Years ended September 30, 2011 and 2010

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

Common Stock

Fiscal 2011 Transactions

On September 30, 2011 we sold approximately 9,762,671 restricted stock units at $0.12/unit.  Each unit consists of one share of common stock and a warrant exercisable for one share of common stock.  The warrants have a five year life, an exercise price of $0.15/share, and are callable if the Company’s common stock trades over $0.25/share for ten consecutive trading days.

Anderson and Strudwick, Inc. acted as the placement agent in connection with the sale of the securities and as compensation received a cash fee of approximately $114,127, and warrants to purchase approximately 976,267 shares of the Company’s common stock at a price per share of $0.15.

The sale of the Shares and the Warrants was made pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering and/or Regulation D, as promulgated by the SEC under the Securities Act, and in reliance upon exemptions from registration under applicable state securities laws.

During February, 2011 we sold 2,000,000 shares of common stock, valued at $200,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During March, 2011 we sold 250,000 shares of common stock, valued at $25,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During May, 2011 we sold 1,609,600 shares of common stock, valued at $184,464 to two accredited investors, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During July, 2011 we sold 416,667 shares of common stock, valued at $91,541 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Fiscal 2010 Transactions

During fiscal 2010, we issued 18,715,000 of our common stock in connection with the exercise of options under our stock option plan.

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
Years ended September 30, 2011 and 2010

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

In June 2010, we issued 1,300,000 shares of common stock valued at $210,000 as partial consideration in the settlement of certain litigation. The recipients were an accredited investor and the issuance was exempt from registration under the Section Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Common Stock Warrants

A summary of the status of our outstanding common stock warrants as of September 30, 2011 and 2010 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2011		Year Ended September 30, 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	8,287,100	$0.40	225,000	$1.78
Granted	11,238,938	0.16	8,137,100	0.40
Exercised	—	—	—	—
Forfeited	(7,997,100)	0.40	(75,000)	6.00
Balance at end of year	11,528,938	$0.17	8,287,100	$0.40

Warrants exercisable at end of year	11,528,938	$0.17	8,287,100
Weighted average fair value of warrants granted or re-priced during the year		$—

The following table summarizes information about common stock warrants outstanding at September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2011	Life	Price	2011	Price
$0.15	10,738,938	5.00 Years	$0.15	10,738,938	$0.15
$0.40	500,000	0.53 Years	$0.40	500,000	$0.40
$0.50	290,000	2.03 Years	$0.50	290,000	$0.50
	11,528,938		$0.17	11,528,938	$0.17

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
Years ended September 30, 2011 and 2010

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

As amended in fiscal 2011, the Plan permits the grant of options and shares for up to 60,000,000 shares of our common stock. The Plan terminates 10 years from the date of the Plan’s adoption by our stockholders.

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. We used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Year Ended September 30,
	2011	2010
Expected volatility	129% - 325%	129% - 325%
Expected term	1 - 5 Years	1 - 5 Years
Risk-free interest rate	0.03% - 0.48%	0.03% - 0.48%
Forfeiture Rate	0% - 45%	0% - 45%
Expected dividend yield	0%	0%

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

For the year ended September 30, 2011, total stock-based compensation charged to operations for option-based arrangements amounted to $131,680. At September 30, 2011, there was approximately $42,608 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

 A summary of the status of our outstanding stock options as of September 30, 2011 and changes during the period ending on that date is as follows:

	Year Ended September 30,			Year Ended September 30,
	2011			2010
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
		Price	Value		Price	Value
Stock options
Balance at beginning of year	11,604,404	$0.27		10,944,483	$0.27	$
Granted	-	-		32,410,000	$0.09	-
Exercised	(6,791,361)	$0.19		(30,570,600)	$0.09	-
Forfeited	(708,556)	$0.50		(1,179,479)	$0.16
Balance at end of year	4,104,487	$0.37	$184,493	11,604,404	$0.27	$1,351,502

Options exercisable at end of year	3,647,720	$0.40	$155,252	9,691,237	$0.30	$1,037,335

Weighted average fair value of options granted during the year		$-			$0.078

The following table summarizes information about employee stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2011	Life	Price	2011	Price
$0.001-0.25	1,739,367	2.59 Years	$0.06	1,358,000	$0.06
0.30-0.48	100,400	4.83 Years	0.28	25,000	0.37
0.54-0.60	1,764,720	1.1 Years	0.59	1,764,720	0.59
0.61-0.80	500,000	0.65 Years	0.70	500,000	0.70
	4,104,487		$0.37	3,647,720	$0.40

NOTE 13 - INVESTMENTS
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

As of September 30, 2011,  the Company’s investments in marketable equity securities are based on the September 30, 2011  stock price as reflected on the OTCBB stock exchange , reduced by a discount factor if those shares have selling restrictions. These marketable equity securities are summarized as follows:

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2011 and 2010

NOTE 13 - INVESTMENTS (continued)

SEPTEMBER 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$48,000	$67,200	$—	$115,200

Total	$48,000	$67,200	$—	$115,200

The unrealized gains are presented in comprehensive income  in the consolidated statement of operations and comprehensive income.

(b) Gains and Losses on Investments

The following table summarizes the realized net gains (losses) associated with the Company’s investments:

	Fiscal Year Ended
	September30
	2011	2010

Net gains/(loss) on investments in publicly traded equity securities	$67,200	$476,800

Net gains on investments	$67,200	$476,800

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

Level 1.Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$115,200

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2011 and 2010

NOTE 13 - INVESTMENTS (continued)

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

Under the guidance of ASC 320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In the assessment of OTTI for various securities at September 30, 2011 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.

There were no impairment charges on investments in publicly traded equity securities for the year ended September 30, 2011 or for the year ended September 30, 2010.

The Company has evaluated its publicly traded equity securities as of September 30, 2011, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 14 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our other comprehensive income consists of unrealized gains on marketable securities available for sale of $67,200.

NOTE 15 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended September 30, 2011 and 2010 all material assets and revenues of the Company were in the United States.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2011 and 2010

NOTE 16 - COMMITMENTS AND CONTINGENCIES

We are a party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on our financial position or results of operations.

NOTE 17 - SUBSEQUENT EVENTS

On November 23, 2011, IceWEB, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three accredited investors pursuant to which the Company sold $2,012,500 in principal amount of Senior Convertible Notes (the “Notes”) and issued the investors Series O, Series P and Series Q Warrants (collectively, the “Warrants”) to purchase up to an aggregate of 35,514,708 shares of the Company’s common stock for an aggregate purchase price of $1,750,000 in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.     The Company issued the Notes at an original issue discount of 13%.  We also entered into a Registration Rights Agreement with investors in which we agreed to register the shares underlying the Notes and the Warrants.

We paid Rodman & Renshaw, LLC, a broker-dealer and member of FINRA who acted as the exclusive placement agent for us in the offering, a cash commission of $155,000, issued it warrants to purchase an aggregate of 911,765 shares of our common stock with an exercise price of $0.17 per share which are identical to the Series O Warrants, and reimbursed it for legal expenses of $20,000. We reimbursed Iroquois Master Fund Ltd., an investor in the offering, $60,000 for its non-accountable expenses related to the investment.  We are using the net proceeds from this offering for general working capital.

           The Purchase Agreement contains customary covenants on our part that are typical for transactions of this type, as well as the following additional covenants:

•
we agreed not to file any registration statement, other than the registration statement we are required to file under the Registration Rights Agreement described below or a registration statement on Form S-4 or S-8, until the first date on which the resale by the investors of all shares of common stock underlying the securities sold in the offering is either covered by one or more effective registration statements or may be resold pursuant to Rule 144 under the Securities Act without the need for current public information required by Rule 144 (the “Applicable Date”);

•
we agreed not conduct any other securities offerings until 30th trading day after the Applicable Date, except for certain excluded securities, and while the Notes and Warrants are outstanding, we agreed not to enter into any variable rate transactions;

•	we agreed to offer to the investors, until the first anniversary of the closing date, the opportunity to participate in any subsequent securities offerings by our company;
•
so long as the Notes or Warrants are outstanding, we agreed not to issue any securities other than for cash or in connection with options which may be granted to our officers, directors and employees; and

•
we are required to enter into an amendment with Sand Hill Finance, LLC for our factoring agreement to extend the maturity date of the agreement to at least 91 days after all obligations under the Notes have been satisfied, among other modifications.

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

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

Management assessed our internal control over financial reporting as of September 30, 2011, the end of our fiscal year. Management based its assessment on criteria established inInternal Control—Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on its assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. As described elsewhere herein, we have changed the presentation of discontinued operations in our 2009 financial statements in response to comments from the staff of the SEC. As this change did not result in a restatement of our 2009 financial statements, our management concluded that the change in presentation was not a weakness in internal control over financial reporting based upon their assessment of our internal control over financial reporting for the year ended September 30, 2011.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
John R. Signorello	45	Chairman and Chief Executive Officer
Mark B. Lucky	53	Chief Financial Officer
Harold F. Compton (1)(2)	64	Director
Raymond H. Pirtle (2)	68	Director
Joseph L. Druzak (1)	57	Director
Jack Bush(1)	74	Director
Harry E. Soyster	74	Director

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

Mark B. Lucky.Mark B. Lucky has served as our Chief Financial Officer since March 2007. Since October 30, 2010 he has also served as a member of the Board of Directors of VOIS Inc. (OTCBB: VOIS), an entity in which we purchased an interest as described elsewhere herein. He has over 20 years professional experience in high growth/start-up ventures and established companies with multi-industry experience including financial services, technology, software, real estate, biotech and entertainment and media. Prior to joining IceWEB, he consulted at Bearing Point on their financial restatement project. From 2004 to 2005 he was Vice President of Finance and Administration at Galt Associates, Inc., a Sterling, Virginia informatics/ technology and medical research services company and from 2001 to 2004 he was Vice President of Finance and Administration of MindShare Design, Inc., a San Francisco, California based internet technology company. While at both Galt Associates, Inc. and MindShare Design, Inc. Mr. Lucky was the senior financial officer for the Company, providing strategic and tactical analysis and managing day to day finance, accounting, cash management, reporting and human resource responsibilities. During his career Mr. Lucky has also been employed by Axys Pharmaceuticals, Inc., a NASDAQ-listed South San Francisco, California-based early stage drug discovery biotech company (acting CFO and Senior Director of Finance), PriceWaterhouseCoopers, LLC, COMPASS Management and Leasing, Inc. (Vice President - Finance 1997 to 1998), Mindscape, Inc. (Director of Financial Planning and Analysis 1995 to 1996), The Walt Disney Company (Manager, Operations Planning & Analysis, Manager of Corporate Planning 1991 to 1995), and KPMG. Mr. Lucky is a member of the Board of Directors of VOIS Inc. and HASCO Medical, Inc. Mr. Lucky is a CPA and received his B.A., Economics, from the University of California at Los Angeles.

Harold F. Compton.Mr. Compton has been a member of our Board of Directors since May 2005. Mr. Compton has been a retailer for more than 30 years. Mr. Compton joined CompUSA Inc. in 1994 as Executive Vice President-Operations, becoming Executive Vice President and Chief Operating Officer in 1995, President of CompUSA Stores in 1996 and Chief Executive Officer of CompUSA Inc. in 2000, a position he held until his retirement in 2004. Prior to joining CompUSA, Inc., from 1993 until 1994 he served as President and COO of Central Electric Inc., Executive Vice President Operations and Human Resources, and Director of Stores for HomeBase (1989 to 1993), Senior Vice President Operations and Director of Stores for Roses Discount Department Stores (1986 to 1989), and held various management positions including Store Manager, District Manager, Regional Vice President and Zone Vice President for Zayre Corporation from 1965 to 1986. Since 1998 Mr. Compton was a member of the Board of Directors of Linens `N Things, Inc., is currently a member of the Board of Directors of Maidenform Brands, Inc. and is a member of its Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors of that company. Mr. Compton also serves as Chairman of the Board of HASCO Medical, Inc.

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

Raymond Pirtle. Jr.Mr. Pirtle has been a member of our Board of Directors since June 2005. Mr. Pirtle is a veteran of the financial services industry, having spent the past three decades in a variety of senior roles in corporate finance, institutional sales, investment banking, and equity research. From 1966 until 1989 he was employed by J.C. Bradford & Co., a large regional investment banking and brokerage, departing as a general partner. From 1989 until 2001 he was a Director and co-head of institutional sales of Equitable Securities Corp., a banking and institutional brokerage firm later known as SunTrust Equitable. In 2001 he was one of the founding partners of Avondale Partners, LLC, an institutional equity research and investment banking firm focusing on small companies generally with a market cap in the range of $200 million to $2 billion. In March 2005 Mr. Pirtle founded Clairidge Company, LLC., a consulting firm that represents micro-cap to small-cap companies with a public equity valuation under $200 million or larger companies that are seeking to attract broad attention from institutional portfolio managers, research analysts or investment bankers. Since 1985 Mr. Pirtle has been serving on the board of both public and private companies. He currently serves on the board of Premier Global Services, Inc. (NYSE: PGI), a provider of business communications services and business process solutions that enable enterprise customers to automate and simplify components of their critical business processes and to communicate more effectively with their constituents.

Mr. Pirtle is a veteran of the financial services industry, having spent the past three decades in a variety of senior roles in corporate finance, institutional sales, investment banking, and equity research. These experiences, qualifications and attributes have led to our conclusion that Mr. Pirtle should be serving as a member of our Board of Directors in light of our business and structure.

Joseph L. Druzak.Mr. Druzak has been a member of our Board of Directors since June 2005. Since 1985 Mr. Druzak has served President and CEO of Kreher Steel Company, LLC., a large, privately-held specialty steel distribution company serving such diverse markets as automotive, rail, construction, oil and gas, aerospace and defense.

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

Jack Bush.Mr. Bush has been a member of our Board of Directors since August 2005. Mr. Bush has served as the President of Raintree Partners, Inc., a management consulting company, since September 1995. He is also currently Chairman and Director of IdeaForest.com (Joann.com), and Vice Chairman and Director of FPE Corporation (Framed Picture Enterprises). From 1995 to 1999 he served as Chairman of Aaron Brothers Holding Company and of Carolina Art & Frame Co. He was a founder, Chief Concept Officer and Director of Artistree Art, Frame & Design Company. During this time he was also a Director of Cyberplay, New York Coffee & Bagels, Bradlees Stores, Stage Stores, Telequip and Jumbo Sports Company. He served on the board of Bradlees during a successful reorganization and served as special assistant to the board of Stage Stores during a successful reorganization. From 1997 to 1999 he served as Chairman, CEO and President of Jumbo Sports Co. From 1991 to August 1995, he was President and Director of Michaels Stores, Inc. and was Chairman of Michaels of Canada. The Company grew from 136 to 530 stores and became the largest arts and crafts retailer in the world. Upon leaving the NASDAQ-listed company, sales reached $1.5 billion and had 22,000 associates. From 1990 to 1991 he served as Executive Vice President, Director of Operations and Stores for Ames Department Stores. From 1985 to 1990 Mr. Bush was President and Director of Roses stores, a NASDAQ-listed company. During his tenure the Company grew to 226 stores with $1.6 billion in sales and 25,000 associates. From 1980 to 1985 He served as Vice President of Zayre Corporation, an NYSE-listed company responsible for 105 stores and $750 million in sales. From 1958 to 1980 he served in a variety of positions with J.C. Penney Company, an NYSE-listed company. Mr. Bush was a U.S. Air Force Reserve officer and holds a Bachelor of Science from the University of Missouri.

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

Section 16(a) Beneficial Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended September 30, 2011 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2011, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following Board members and officers failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended September 30, 2011, except as set forth below:

•	Mr. Signorello failed to file 1 report covering 1 transaction,
•	Mr. Lucky failed to file 1 report covering 1 transaction, and
Mr. Pirtle failed to file 2 reports covering 2 transactions

All such Form 4s have subsequently been filed by the reporting person.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2011. The value attributable to any option awards is computed in accordance with accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments. The assumptions made in the valuations of the option awards are included in Note 12 of the Notes to our Financial Statements for fiscal 2011 appearing later in this report.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

John Signorello (1)	2011	205,889	—	76,192	—	—	—	34,038	316,119
	2010	239,559	—	430,000	—	—	—	8,914	678,476

Mark B. Lucky (2)	2011	156,417	—	76,192	—	—	—	10,041	242,650
	2010	201,424	—	197,800	—	—	—	8,923	408,147

(1)        Mr. Signorello is our Chief Executive Officer. All other compensation in fiscal 2011 includes $10,038 which represents the value of health insurance premiums and includes $24,000 which represents the value of life insurance premiums we pay for Mr. Signorello. In fiscal 2011, we granted him 468,727 shares of our restricted common stock, valued at $76,192. All other compensation in fiscal 2010 includes $8,914 which represents the value of health insurance premiums we pay for Mr. Signorello. In fiscal 2010, we granted him 5,000,000 shares of our restricted common stock, valued at $430,000.  The compensation table above excludes the compensation provided to Mr. Signorello as a member of the Board of Directors.

(2)        Mr. Lucky is our Chief Financial Officer. All other compensation in fiscal 2011 and 2010 represents the value of health insurance premiums we pay for Mr. Lucky. In fiscal 2011, we granted him 468,727 shares of our restricted common stock, valued at $76,192. In fiscal 2010, we granted him 2,300,000 shares of our restricted common stock, valued at $197,800.

How Mr. Signorello’s compensation is determined

Mr. Signorello, who has served as our CEO since March 2000, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Signorello’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Signorello’s compensation. During fiscal 2011 Mr. Signorello’s compensation package included a base salary of $250,000 and company provided health care benefits. Mr. Signorello’s compensation excludes option grants he received as a member of the Board of Directors.

How Mr. Lucky’s compensation is determined

Mr. Lucky, who has served as our CFO since March 2007, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Lucky’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Lucky’s compensation. During fiscal 2011 Mr. Lucky’s compensation package included a base salary of $200,000 and company provided health care benefits. Mr. Lucky did not receive any stock option grants during this fiscal year. The amount of compensation payable to Mr. Lucky can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. The following table provides information concerning the compensation of our directors for their services as members of our Board of Directors for the fiscal year ended September 30, 2011.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2011:

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

STOCK OPTION PLAN

In August 2000, our Board of Directors adopted our 2000 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The Plan was approved by our stockholders in August 2001. As amended in May 2006, June, 2007, February, 2010, and October, 2010, we have reserved an aggregate of 60,000,000 shares of common stock for issuance under the Plan. At December 1, 2011 we have granted options to purchase 4,104,487 shares of our common stock under the Plan. Our Board of Directors (or at their discretion a committee of our Board members) administers the Plan including, without limitation, the selection of recipients of awards under the Plan, the granting of stock options, restricted shares or performance shares, the determination of the terms and conditions of any such awards, the interpretation of the Plan and any other action they deem appropriate in connection with the administration of the Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 22, 2011, there were 157,959,066 shares of our common stock issued and outstanding. Our common stock is the only outstanding class of our voting securities. The following table sets forth, as of December 22, 2011, information known to us relating to the beneficial ownership of these shares by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
•	each director;
•	each executive officer; and
•	all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 22900 Shaw Road, Suite 111, Sterling, Virginia 20166.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from December 22, 2011 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of December 22, 2011, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

John R. Signorello (1)	17,134,785	10.77%
Hal Compton (2)	2,205,000	1.39%
Raymond H. Pirtle (3)	255,000	0.16%
Joseph L. Druzak (4)	1,607,126	1.01%
Mark B. Lucky (5)	6,578,400	4.15%
Ed Soyster (6)	59,000	0.04%
Jack Bush (7)	1,640,000	1.03%

All executive officers and as a group (seven persons)	29,479,311	18.56%

(1) The number of shares beneficially owned by Mr. Signorello includes options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, options to purchase 500,000 shares of our common stock at an exercise price of $0.58 per share, options to purchase 250,000 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share. The number of shares beneficially owned by Mr. Signorello excludes 626,667 shares of our common stock issuable upon the conversion of 626,667 shares of Series B Convertible Preferred Stock. Under the designations, rights and preferences of such security, the Series B Convertible Preferred Stock is not convertible by the holder if such conversion would result in the holder becoming the beneficial owner of in excess of 4.99% of our common stock. This provision may be waived or amended only with the consent of the holders of all of the Series B Convertible Preferred Stock and the consent of the holders of a majority of our outstanding shares of common stock w ho are not our affiliates.

(2) The number of shares beneficially owned by Mr. Compton includes options to purchase 100,000 shares of our common stock at an exercise price of $0.70, options to purchase 150,000 shares of our common stock at an exercise price of $0.60 per share, options to purchase 230,000 shares of our common stock at an exercise price of $0.001 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share.

(3) The number of shares beneficially owned by Mr. Pirtle includes options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, options to purchase 150,000 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 5,000 shares of our common stock at an exercise price of $0.001 per share.

(4) The number of shares beneficially owned by Mr. Druzak includes options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, options to purchase 150,000 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 54,000 shares of our common stock at an exercise price of $0.001 per share.

(5) The number of shares beneficially owned by Mr. Lucky includes options to purchase 100,000 shares of our common stock at an exercise price of $0.58 per share, options to purchase 150,000 shares of our common stock at an exercise price of $0.55 per share, options to purchase 150,000 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 40,000 shares of our common stock at an exercise price of $0.001 per share.

(6) The number of shares beneficially owned by Mr. Soyster includes options to purchase 25,000 shares of our common stock at an exercise price of $0.37 per share, and options to purchase 34,000 shares of our common stock at an exercise price of $0.001 per share.

(7) The number of shares beneficially owned by Mr. Bush includes options to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share, options to purchase 150,000 shares of our common stock at an exercise price of $0.60 per share, options to purchase 140,000 shares of our common stock at an exercise price of $0.001 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2000 Management and Director Equity Incentive and Compensation Plan and any compensation plans not previously approved by our stockholders as of September 30, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our stockholders:
2000 Management and Director Equity Incentive and Compensation Plan	4,104,487	$0.375	-

Plans not approved by stockholders:
None	0	n/a	n/a

A description of each of these plans is contained earlier in this report under Part III Item 10. Executive Compensation – Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time we have borrowed operating funds from our Mr. John Signorello, our Chief Executive Officer, for working capital. The advances were payable upon demand and were interest free.   During fiscal 2010 Mr. Signorello advanced $66,300 to us, and we repaid $66,300. The highest amount that we owed Mr. Signorello during fiscal 2010 was $25,000. At each of the last four fiscal year ends, 2008, 2009, 2010, and 2011, the amount owed to Mr. Signorello was $0. As of December 21, 2011, the amount owed to Mr. Signorello was $0.

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

Prior to our investment in VOIS, Mr. John R. Signorello had a personal relationship with the founders of VOIS. In an unrelated transaction in November 2009 Mr. Signorello, a member of our board of directors and our CEO, purchased 225,000,000 shares of VOIS’ common stock from a former officer and director of VOIS for nominal consideration in a private transaction. The shares of common stock purchased by Mr. Signorello represented approximately 27% of VOIS’ outstanding common stock at the time of the purchase of the shares by us.

Director Independence

Messrs. Compton, Pirtle, Druzak, Soyster, and Bush, members of our Board of Directors, are “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits and reviews for the fiscal Years ended September 30, 2011 and 2010 is $66,000 and $66,000, respectively.

AUDIT-RELATED FEES

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Our audit-related and review fees for the fiscal Years ended September 30, 2011 and 2010 were $0 and $0.

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal Years ended September 30, 2011 and 2010 is $0 and $0, respectively.

ALL OTHER FEES

There were no other fees billed by our principal accountant for the fiscal Years ended September 30, 2011 and 2010, except as provided above.

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

PART IV

ITEM 15. EXHIBITS

2.1	Agreement and Plan of Reorganization and Stock Purchase Agreement with Disease S.I. Inc.(4)
2.2	Agreement and Plan of Merger with IceWEB Communications, Inc. (8)
2.3	Agreement and Plan of Merger with Seven Corporation (9)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (1)
3.5	Certificate of Amendment to Certificate of Incorporation (2)
3.6	Certificate of Amendment to Certificate of Incorporation (3)
3.7	Certificate of Amendment to Certificate of Incorporation (11)
3.8	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.9	Certificate of Amendment to Certificate of Incorporation (13)
3.10	Bylaws (1)
3.11	Certificate of Designations of Series B Convertible Preferred Stock (17)
4.1	Form of Common Stock Purchase Warrant “A” (12)
4.2	Form of Common Stock Purchase Warrant “B” (12)
4.3	Form of Common Stock Purchase Warrant “C” (12)
4.4	Form of Series H Common Stock Purchase Warrant (16)
4.5	Form of Series I Common Stock Purchase Warrant (16)
4.6	Form of $0.70 Common Stock Purchase Warrant “A” (16)
4.7	Form of Comerica Bank warrant (16)
4.8	Form of Common Stock Purchase Warrant “D” (17)
4.9	Form of Common Stock Purchase Warrant “E” (17)
4.10	Form of Common Stock Purchase Warrant “F” (17)
4.11	Form of Common Stock Purchase Warrant “G” (18)
4.12	Form of Common Stock Purchase Warrant for Sand Hill Finance LLC (18)
4.13	Secured Convertible Debenture for Sand Hill Finance LLC (25)
4.14	Warrant Amendment Agreement with Sand Hill Finance LLC (25)
4.15	Form of Series Common Stock Purchase Warrant “N” (26)
4.16	Subscription Agreement (26)
4.17	Form of Senior Convertible Note (27)
4.18	Form of Series Common Stock Purchase Warrant “O” (27)
4.19	Form of Series Common Stock Purchase Warrant “P” (27)
4.20	Form of Series Common Stock Purchase Warrant “Q” (27)
10.1	Acquisition Agreement with North Orlando Sports Promotions, Inc. (1)
10.2	Asset Purchase Agreement with Raymond J. Hotaling (5)
10.3	2000 Management and Director Equity Incentive and Compensation Plan (6)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.5	Stock Purchase and Exchange Agreement with Interlan Communications (9)
10.6	Preferred Stock Purchase Agreement dated March 30, 2005 (12)
10.7	Registration Rights Agreement with Barron Partners LP (12)
10.8	Asset and Stock Purchase Agreement for iPlicity, Inc.(16)
10.9	Asset and Stock Purchase Agreement for DevElements, Inc. of Virginia (15)
10.10	Form of Loan and Security Agreement with Comerica Bank (16)
10.11	Forbearance Agreement (16)
10.12	Sublease Agreement for principal executive offices (16)
10.13	Preferred Stock Purchase Agreement dated September 8, 2005 (18)
10.14	Registration Rights Agreement with Barron Partners LP (18)
10.15	Financing Agreement with Sand Hill Finance LLC (18)
10.16	Lease Agreement for principal executive offices (19)
10.17	Retailer Marketing Agreement with CompUSA (20)
10.18	Stock Purchase Agreement with Inline Corporation (21)
10.19	First Amendment to Stock Purchase Agreement with Inline Corporation (21)
10.20	Convertible Debenture with Sand Hill Finance LLC (22)
10.21	Stock Purchase Agreement for Sale of IceWEB Virginia, Inc. (23)
10.22	Series C Preferred Stock Purchase Agreement (24)
14.1	Code of Business Conduct and Ethics (16)
21.1	Subsidiaries of the registrant (16)
23.1	Consent of Sherb & Co., LLP *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

* filed herewith

(1)	Incorporated by reference to the Form 10-SB, file number 000-27865, filed with on October 28, 1999, as amended.
(2)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 18, 2001.
(3)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 26, 2001.
(4)	Incorporated by reference to the Report on Form 8-K as filed on June 6, 2001.
(5)	Incorporated by reference to the Report on Form 8-K as filed on July 26, 2001.
(6)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on July 23, 2001.
(7)	Incorporated by reference to the Report on Form 8-K as filed on December 4, 2001.
(8)	Incorporated by reference to the Report on Form 8-K as filed on April 4, 2002.
(9)	Incorporated by reference to the Report on Form 8-K as filed on August 1, 2003.
(10)	Incorporated by reference to the Report on Form 8-K/A as filed on February 20, 2004.
(11)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on August 20, 2004.
(12)	Incorporated by reference to the Report on Form 8-K as filed on April 5, 2005.
(13)	Incorporated by reference to the definitive Information Statement on Schedule14C as filed on April 4, 2005.
(14)	Incorporated by reference to Amendment No. 1 to the Report on Form 8-K/A as filed on February 20, 2004.
(15)	Incorporated by reference to the Report on Form 8-K as filed on July 23, 2004.
(16)	Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-126898, as amended.
(17)	Incorporated by reference to our Annual Report on Form 10-KSB as filed on January 18, 2006.
(18)	Incorporated by reference to the Report on Form 8-K as filed on January 30, 2006.
(19)	Incorporated by reference to the registration statement on Form SB-2/A, SEC file number 333-126898 filed on January 30. 2006.
(20)	Incorporated by reference to the Report on Form 8-K as filed on June 22, 2006.
(21)	Incorporated by reference to the Report on Form 8-K as filed on January 3, 2009.
(22)	Incorporated by reference to the Report on Form 8-K as filed on December 1, 2009.
(23)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2010.
(24)	Incorporated by reference to the Report on Form 8-K as filed on July 31, 2010.
(25)	Incorporated by reference to the registration statement on Form S-1, SEC file number 333-167501, as amended.
(26)	Incorporated by reference to the Report on Form 8-K as filed on November 16, 2011.
(27)	Incorporated by reference to the Report on Form 8-K as filed on November 23, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICEWEB, INC.

December 29, 2011	By:	/s/ John R. Signorello
John R. Signorello, Chairman and Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Signorello	Chairman of the Board and CEO, principal	December 29, 2011
John R. Signorello	executive officer

/s/ Mark B. Lucky	Chief Financial Officer, principal financial	December 29, 2011
Mark B. Lucky	and accounting officer

/s/ Hal Compton	Director	December 29, 2011
Hal Compton

/s/ Raymond H. Pirtle, Jr.	Director	December 29, 2011
Raymond H. Pirtle, Jr.

/s/ Joseph Druzak	Director	December 29, 2011
Joseph Druzak

/s/ Jack Bush	Director	December 29, 2011
Jack Bush

/s/ Harry E. Soyster	Director	December 29, 2011
Harry E. Soyster