Form 10-Q
period 2011-12-31
ICEWEB INC
filed 2012-02-14
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at February 14, 2012 was: 158,094,066.

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

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED December 31, 2011

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheet (unaudited) at December 31, 2011 and September 30, 2011	4

Consolidated Statements of Operations (unaudited) For the Three months Ended December 31, 2011 and 2010	5

Consolidated Statements of Cash Flows (unaudited) For the Three months Ended December 31, 2011 and 2010	6

Notes to Unaudited Consolidated Financial Statements	7-19

Item 2 - Management’s Discussion and Analysis or Plan of Operation	20-24

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 - Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	25

Item 1A - Risk Factors	25

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 - Default upon Senior Securities	25

Item 4 - Submission of Matters to a Vote of Security Holders	25

Item 5 - Other Information	25

Item 6 - Exhibits	26

Signatures	26

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheets

	December 31, 2011 (Unaudited)	September 30, 2011 (1)
CURRENT ASSETS:
Cash	$787,608	$4,120
Subscription receivable	-	1,171,520
Accounts receivable, net of allowance of $409,000	1,242,886	1,182,060
Inventory	262,071	55,981
Other current assets	59,000	6,877
Prepaid expenses	7,989	30,248
	2,359,554	2,450,806

OTHER ASSETS:
Property and equipment, net	194,475	252,835
Deposits	13,320	13,320
Other assets	1,545	-
Marketable Securities	51,200	115,200
Deferred financing costs, net	337,618	-
Total Assets	$2,957,711	$2,832,161

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,509,678	$2,186,691
Notes payable	1,879,636	1,972,544
Convertible notes payable, net of discount	147,721	-
Derivative liability	2,037,396	-
Deferred revenue	-	4,904
Total Liabilities	5,574,431	4,164,139

Stockholders' Deficit
Preferred Stock ($.001 par value; 10,000,000 shares authorized)
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 158,256,566 shares issued and 158,094,066 shares outstanding and 158,121,566 and 157,959,066 issued and outstanding, respectively)	158,096	157,961
Additional paid in capital	32,674,224	32,866,315
Accumulated deficit	(35,356,866)	(34,328,080)
Accumulated other comprehensive income	3,200	67,200
Subscription receivable	(83,000)	(83,000)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)
Total stockholders' Deficit	(2,616,720)	(1,331,978)
Total Liabilities and Stockholders' Deficit	$2,957,711	$2,832,161

See accompanying notes to unaudited consolidated financial statements

(1)         Derived from audited financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31
	2011	2010
Sales	$758,898	$677,853

Cost of sales	472,612	350,657
Gross profit	286,286	327,196

Operating expenses:
Sales and marketing	112,370	455,022
Depreciation and amortization expense	68,867	166,617
Research and Development	208,773	206,126
General and administrative	351,244	657,366
Total Operating Expenses	741,254	1,485,131

Loss from operations	(454,968)	(1,157,935)

Other (expenses):
Loss on change of fair value of derivative liability	(287,396)	-
Interest expense	(286,422)	(97,880)
Total other income (expenses):	(573,818)	(97,880)

Net income (loss)	$(1,028,786)	$(1,255,815)

Loss per common share basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding basic and diluted	158,074,975	136,447,266

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,467,205)		$(697,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,507)		(15,720)
NET CASH USED IN INVESTING ACTIVITIES	(10,507)		(15,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription receivable	1,171,520		—
Proceeds from notes payable	137,092		399,012
Proceeds from exercise of common stock options	135		351,000
Proceeds from convertible notes payable	1,750,000		—
Payment of financing costs	(567,547)		—
Payments on notes payable	(230,000)		(321,159)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,261,200		428,853

NET INCREASE (DECREASE) IN CASH	783,488		(284,049)

CASH - beginning of period	4,120		540,156

CASH - end of period	$787,608		$256,107

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$108,907	$
Income taxes	—		—

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 - NATURE OF BUSINESS

Headquartered just outside of Washington, D.C., we manufacture high performance unified data storage appliances with enterprise storage management capabilities.  Through thin provisioning, target deduplication and inline compression managed through IceWEB’s proprietary IceSTORM™ Operating System, IceWEB’s unified storage appliances enable standardization, consolidation and optimized storage utilization for virtual and cloud environments, saving up to 90% of storage costs, while reducing space, power and cooling requirements and simplifying storage management.  Our customer base includes mid-sized businesses, large enterprises, and government organizations.

Major shifts in data center environments toward virtual and cloud based infrastructures have compounded the need for storage resources that can handle the complex and mixed systems that combine both file and block data.  Unified Data Storage from IceWEB reduces this complexity by providing a simplified environment to enable virtualization and cloud computing deployments, protection, and cost savings.  Unified Data Storage also provides cost savings through optimized storage utilization, made possible through IceWEB’s thin provisioning, storage pooling, compression and deduplication.

We generate revenue from the manufacture and sale of high-performance unified data storage appliances with IceWEB’s proprietary IceSTORM (STorage Optimization and Resource Management) Operating System.

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

Going Concern

Our auditors stated in their report on the consolidated financial statements of the Company for the Years ended September 30, 2011 and 2010 that we have had losses since inception that raise doubt about our ability to continue as a going concern. In addition and as discussed further in Note 5, we are not in compliance with debt covenants under our Financing Agreements with Sand Hill Finance LLC. For the year ended September 30, 2011 we incurred a net loss of $4,705,291 and for the three months ended December 31, 2011 we incurred a net loss of $1,028,786. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $409,000 as of December 31, 2011. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 for the three months ended December 31, 2011.

Derivative Liability

The Company issued warrants to purchase the Company’s common stock in connection with the issuance of convertible debt, which contain certain ratchet provisions that reduce the exercise price of the warrants or the conversion price in certain circumstances.  Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants and/or the conversion features with provisions that reduce the exercise price of the warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock as prescribed by ASC 815.

Derivatives are required to be recorded on the balance sheet at fair value (see Note 7).  These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. In addition, additional disclosures is required about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.  Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3:  Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities and notes payable are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of December 31, 2011 are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 7).

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

December 31, 2011

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (amended further under ASU No. 2011-12 in December 2011). This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described in Topic 350 under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

In December 2011, the FASB issued Accounting Standards Update (ASU) No, 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 915-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted. Currently, the Company does not enter into any right of offset arrangements and expects implementation to have little or no impact.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	December 31, 2011	September 30, 2011
Office equipment	5 years	$212,470	$836,041
Computer software	3 years	29,523	612,379
Furniture and fixtures	5 years	-	261,385
Leasehold improvements	5 years	1,026,470	1,026,470
		1,268,463	2,736,275

Less: accumulated depreciation		(1,073,988)	(2,483,440)

		$194,475	$252,835

Depreciation expense for the three months ended December 31, 2011 and 2010 was $68,867 and $ 105,845 respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	December 31, 2011	September, 30, 2011
Raw materials	$175,637	$44,785
Work in progress	43,908	8,397
Finished goods	42,526	2,799
	$262,071	$55,981

NOTE 5 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At December 31, 2011, the principal amount due under the Financing Agreement amounted to $1,879,636.

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

December 31, 2011

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

In connection with the term note, the Company issued Sand Hill Finance, LLC a seven-year common stock purchase warrant to purchase 120,000 shares of our common stock at an exercise price of $1.00 per share. The exercise price was subsequently reduced to $0.50 per share pursuant to Warrant Amendment Agreement which was executed in conjunction with the convertible debenture. The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of the Company’s common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and reclassifications. The fair value of the warrant of $13,589 has been recorded as an addition to paid-in capital and deferred finance costs during the year ended September 30, 2009.

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

In November, 2011, in connection with the Company’s private placement of convertible notes and Securities Purchase Agreement (see Note 9), Sand Hill Finance, LLC executed an amendment to the Financing Agreement in which Sand Hill Finance LLC agreed that they would not pursue an remedies of default under the Financing Agreement until at least the ninety-first day after the obligations under the convertible notes have been fully satisfied.

NOTE 6 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At December 30, 2011 all of the Company’s cash balances were fully insured. The Company had not experienced any losses in such accounts.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 7 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of December 31, 2011,  the Company’s investments in marketable equity securities are based on the December 31, 2011  stock price as reflected on the OTCBB stock exchange , reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$48,000	$3,200	$—	$51,200

Total	$48,000	$3,200	$—	$51,200

September 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$48,000	$67,200	$—	$115,200

Total	$48,000	$67,200	$—	$115,200

The unrealized gains are presented in comprehensive income in the consolidated statement of operations and comprehensive income.

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Three Months Ended
	December 31
	2011	2010

Net gains/(loss) on investments in publicly traded equity securities	$(64,000)	$(472,960)

Net gains on investments	$(64,000)	$(472,960)

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 7 - INVESTMENTS (continued)

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$51,200

Liabilities:
Derivative liabilities	$—	$—	$2,037,396

September 30, 2011
Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$115,200

Liabilities:
Derivative liabilities	$—	$—	$—

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

There were no impairment charges on investments in publicly traded equity securities for the three months ended December 31, 2011 or 2010.

The Company has evaluated its publicly traded equity securities as of December 31, 2011, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Our accumulated other comprehensive income consists of unrealized gains on marketable securities available for sale of $3,200 at December 31, 2011, and $67,200 at September 30, 2011.

NOTE 9 – CONVERTIBLE NOTES

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

	December 31,	September 30,
	2011	2011

Principal balance of convertible notes	$2,012,500	$-
Original issue discount, net	(243,456)	-
Debt discount for derivative	(1,621,323)	-
Convertible notes, net of discount	$142,721	$-

The convertible notes have a principal balance of $2,012,500, and are carried on the balance sheet at $142,721 net of the remaining unamortized discount, which is being amortized as interest expense over the remaining life of the notes. The convertible notes are convertible into our common stock at a conversion price of $0.17 per share. We can elect to settle any conversion in stock, cash or a combination of stock and cash.

At December 31, 2011, conversion of the outstanding principal amount of the convertible notes would result in the issuance of 11,838,236 shares of common stock.

NOTE 10 - DERIVATIVE LIABILITIES

Derivative warrant liability

The Company has warrants issued in connection with our convertible notes payable outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the exercise price of the warrants.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.  The Company accounted for its warrants with price protection in accordance with FASB ASC Topic 815.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at December 31, 2011 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at December 31, 2011 are all currently exercisable with a weighted-average remaining life of 4.90 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of expense of $287,396 and $0 within the Company’s consolidated statements of operations for the three months ended December 31, 2011 and 2010, respectively, under the caption “Change in fair value of derivative warrant liability”.  The fair value of the warrants at December 31, 2011 is $2,037,396 which is reported on the consolidated balance sheet under the caption “Derivative Liability”.  The following summarizes the changes in the value of the derivative warrant liability from the date of the Company’s issuance of derivative warrant instruments on November 23, 2011 until December 31, 2011:

	Value	No. of Warrants
Warrants Issued on November 23, 2011– Derivative warrant liability	$1,750,000	35,966,118
Increase in fair value of derivative warrant liability	287,396	n/a
Additional warrants from price protection features of existing warrants
Balance at December 31, 2011 – Derivative warrant liability	$2,037,396	35,966,118

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of December 31, 2011.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the December 31, 2011fair value calculations were as follows:

December 31,
2011
Current exercise price	$0.17
Time to expiration	4.90 years
Risk-free interest rate	1.23%
Estimated volatility	280%
Dividend	-0-
Stock price on December 31, 2011	$0.15

NOTE 11 - COMMITMENTS

We are on a month to month tenancy in our office space in Sterling, Virginia, as our two-year operating lease expired on March 31, 2011.  The office lease agreement had certain escalation clauses and renewal options.  We currently have no future minimum rental payments under operating leases.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 12 – Stockholders’ Deficit

Common Stock Warrants

The outstanding warrants at December 31, 2011 have a weighted average exercise price of $0.17 per share and have a weighted average remaining life of 4.06 years.

These warrants contain certain provisions which cause them to be classified as derivative liabilities pursuant to Accounting Standards Codification subtopic 815-40, “Derivatives and hedging—Contracts in Entity’s Own Equity” (ASC 815-40). Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of $1,750,000 which also reduced the liability on the convertible notes payable. The fair value of these warrants was increased to $2,037,396 as of December 31, 2011. The non-cash expense adjustment recorded in the Statement of Operations for the three months ended December 31, 2011 was approximately $287,396. We are required to continue to adjust the warrants to fair value through current period operations for each reporting period.

The Company issued warrants for 36,426,554 common shares with a current exercise price of $0.17 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants described above that were issued in connection with the November 2011 private placement:  (a) shares of common stock or standard options to the Company’s directors, officers, employees or consultants pursuant to a board-approved equity compensation program or other contract or arrangement; (b) shares of common stock issued upon the conversion or exercise of any security, right or other instrument convertible or exchangeable into common stock (or securities exchangeable into common stock) issued prior to November 23, 2011; and (c) shares of common stock and warrants in connection with strategic alliances, acquisitions, mergers, and strategic partnerships, the primary purpose of which is not to raise capital, and which are approved in good faith by the Company’s board of directors.

The fair value of these warrants was increased to $2,037,396 as of December 31, 2011. The non-cash expense adjustment recorded in the Statement of Operations for the three months ended December 31, 2011 was approximately $287,396. We are required to continue to adjust the warrants to fair value through current period operations for each reporting period.

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2011 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	11,528,934	$0.17
Granted	36,426,554	0.17
Exercised	—	—
Forfeited	0	—
Balance at end of period	47,955,488	0.17

Warrants exercisable at end of period	47,955,488	0.17

Weighted average fair value of warrants granted or re-priced during the period		—

The following table summarizes information about common stock warrants outstanding at December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.15	10,738,934	4.75 Years	$0.15	10,738,934	$0.15
$0.17	36,426,554	3.90 Years	$0.17	36,426,554	$0.17
$0.40	500,000	0.28 Years	$0.40	500,000	$0.40
$0.50	290,000	1.77 Years	$0.50	290,000	$0.50
	47,955,488		$0.17	47,955,488	$.17

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

DECEMBER 31, 2011

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	December 31,
	2011	2010
Expected volatility	N/A	323% - 325%
Expected term	N/A	1 - 5 Years
Risk-free interest rate	N/A	0.03%
Forfeiture Rate	N/A	0% - 45%
Expected dividend yield	N/A	0%

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

For the three months ended December 31, 2011, total stock-based compensation charged to operations for option-based arrangements amounted to $11,047. At December 31, 2011, there was approximately $34,342 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

A summary of the status of the Company’s outstanding stock options as of December 31, 2011 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	4,104,487	$0.37
Granted	—	—
Exercised	(135,000)	0.001
Forfeited	—	—
Balance at end of period	3,969,487	$0.38

Options exercisable at end of period	3,532,176	$0.42

Weighted average fair value of options granted during the year		$—

The following table summarizes information about employee stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.001-0.15	1,516,367	1.93 Years	$0.06	1,239,333	$0.06
0.17-0.41	188,400	2.80 Years	0.28	28,122	0.37
0.55-0.70	2,264,720	0.51 Years	0.61	2,264,720	0.61
	3,969,487		$0.38	3,532,176	$0.42

NOTE 14 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended December 31, 2011 and 2010 all material assets and revenues of the Company were in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

OVERVIEW

Headquartered just outside of Washington, D.C., we manufacture high performance unified data storage appliances with enterprise storage management capabilities.  Through thin provisioning, target deduplication and inline compression managed through IceWEB’s proprietary IceSTORM™ Operating System, IceWEB’s unified storage appliances enable standardization, consolidation and optimized storage utilization for virtual and cloud environments, saving up to 90% of storage costs, while reducing space, power and cooling requirements and simplifying storage management.  Our customer base includes mid-sized businesses, large enterprises, and government organizations.

Major shifts in data center environments toward virtual and cloud based infrastructures have compounded the need for storage resources that can handle the complex and mixed systems that combine both file and block data.  Unified Data Storage from IceWEB reduces this complexity by providing a simplified environment to enable virtualization and cloud computing deployments, protection, and cost savings.  Unified Data Storage also provides cost savings through optimized storage utilization, made possible through IceWEB’s thin provisioning, storage pooling, compression and deduplication.

We generate revenue from the manufacture and sale of high-performance unified data storage appliances with IceWEB’s proprietary IceSTORM (STorage Optimization and Resource Management) Operating System.

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended September 30, 2011 and notes thereto contained on Form 10-K of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

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

Accounting for Stock Based Compensation - Effective October 1, 2005, we adopted the fair value recognition provisions of ASC Topic 718, “Compensation – Stock Compensation.   ASC Topic 718 establishes the financial accounting and reporting standards for stock-based compensation plans. As required by ASC Topic 718, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. The adoption of ASC Topic 718  will have a negative impact on our future results of operations.

Revenue Recognition - We follow the guidance of Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition” for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

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

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010

The following table provides an overview of certain key factors of our results of operations for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010:

	Three months ended
	December 31,		$ of
	2011	2010	Change

Net Revenues	$758,898	$677,853	81,045
Cost of sales	472,612	350,657	121,955
Operating Expenses:
Marketing and selling	112,370	455,022	(342,652)
Depreciation and amortization	68,867	166,617	(97,750)
Research and development	208,773	206,126	2,647
General and administrative	351,244	657,366	(306,122)
Total operating expenses	741,254	1,485,131	(743,877)
Loss from operations	(454,968)	(1,157,935)	702,967
Total other income (expense)	(573,818)	(97,880)	(475,938)
Net loss	$(1,028,786)	$(1,255,815)	227,029

Other Key Indicators:

	Three months ended
	December 31,		%
	2011	2010	Change

Cost of sales as a percentage of revenues	62.3%	51.7%	10.5%
Gross profit margin	37.7%	48.3%	(10.5)%
General and administrative expenses as a percentage of revenues	46.3%	97.0%	(50.7)%
Total operating expenses as a percentage of revenues	97.7%	219.1%	(121.4)%

Revenues

For the three months ended December 31, 2011, we reported revenues of $758,898 as compared to revenues of $677,853 for the three months ended December 31, 2010, an increase of $81,045 or approximately 12%.

Cost of Sales

Our cost of sales consists primarily of products purchased and component parts for the manufacture of our storage products.  For the three months ended December 31, 2011 cost of sales was $472,612, or approximately 62.3% of revenues, compared to $350,657, or approximately 51.7% of revenues, for the three months ended December 31, 2010. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was the result of higher costs for certain components of cost of goods, primarily hard drives, resulting from the disruption of supply due to the flooding in Thailand in October, 2011. We anticipate that our gross profit margins will remain between 35% and 40% through the balance of fiscal 2012, as our short-term sales strategy is to aggressively compete to win business and increase brand awareness. We may see some improvement in margins once the world-wide supply of hard drives normalizes.

Total Operating Expenses

Our total operating expenses decreased approximately 50.1% to $741,254 for the three months ended December 31, 2011 as compared to $1,485,131 for the three months ended December 31, 2010. These changes include:

•           Sales and marketing. For the three months ended December 31, 2011, marketing and selling costs were $112,370 as compared to $455,022  for the three months ended December 31, 2010, a decrease of $342,652 or approximately 75.3%.  The decrease was due to a decrease in sales and marketing related headcount during the three months ended December 31, 2011 versus the prior year.

•           Depreciation and amortization expense. For the three months ended December 31, 2011, depreciation and amortization expense amounted to $68,867 as compared to $166,617 for the three months ended December 31, 2010. The decrease was primarily due to the write off of certain intangible assets in the prior fiscal year.

•           Research and Development. For the three months ended December 31, 2011, research and development costs were $208,773 as compared to $206,126 for the three months ended December 31, 2010, an increase of 2,674 or approximately 1.3%.

•           General and administrative expense. For the three months ended December 31, 2011, general and administrative expenses were $351,244 as compared to $657,366 for the three months ended December 31, 2010, a decrease of $306,122 or approximately 46.6%. For the three months ended December 31, 2011 and 2010 general and administrative expenses consisted of the following:

	Fiscal Q1	Fiscal Q1
	2011	2010
Occupancy	$10,764	$7,960
Consulting	1,610	55,236
Employee compensation	206,479	336,861
Professional fees	45,345	18,722
Internet/Phone	2,002	4,582
Travel/Entertainment	13,025	7,993
Investor Relations	28,487	63,193
Licenses	-	639
Insurance	2,594	11,023
Other	40,938	151,157
	$351,244	$657,366

•	For the three months ended December 31, 2011, Occupancy expense increased to $10,764 as compared to $7,960. Occupancy expense is higher due to rent escalations.

•	For the three months ended December 31, 2011, Consulting expense decreased to $1,610 as compared to $55,236, a decrease of $53,626, or 97%.

•	For the three months ended December 31, 2011, salaries and related expenses decreased to $206,479 as compared to $336,861. Employee compensation is lower primarily due to lower expense related to stock based compensation of $133,713.

•	For the three months ended December 31, 2011, Professional fee expense increased to $45,345 as compared to $18,722. Professional fee expense increased primarily due to legal fees incurred in the normal course of business.

•	For the three months ended December 31, 2011, travel and entertainment expense increased to $13,025 as compared to $7,993. Travel and entertainment expense increased as a result of increased travel for investor relations and general corporate purposes.

•	For the three months ended December 31, 2011, Other expense amounted to $40,938 as compared to $151,157 for the three months ended December 31, 2010, a decrease of $110,219, or 73%. The decrease is primarily due to the increase in bad debt expense due to the increase in the allowance for doubtful accounts of $100,000 during the three months ended December 31, 2010.

•	For the three months ended December 31, 2011 Investor relations expense decreased to $28,487 as compared to $63,193 for the three months ended December 31, 2010. The decrease is due to a decrease in general investor relations activity.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2011, with the exception of share-based payments that the Company may incur from time to time.

LOSS FROM OPERATIONS

We reported a loss from operations of $454,968 for the three months ended December 31, 2011 as compared to a loss from operations of $1,157,935 for the three months ended December 31, 2010, a decrease of $702,967 or approximately 60.7%.

OTHER INCOME (EXPENSES)

Interest Expense. For the three months ended December 31, 2011, interest expense amounted to $286,422 as compared to $97,880 for the three months ended December 31, 2010, an increase of $188,542 or 192.6%. The increase in interest expense is primarily attributable to the amortization of deferred financing costs, and the increase in borrowings and certain interest bearing liabilities.

Loss on change of fair value of derivative liability. For the three months ended December 31, 2011 we incurred an increase in the value of the derivative liability of $287,396.

NET LOSS

Our net loss was $1,028,786 for the three months ended December 31, 2011 compared to a loss of $1,255,815 for the three months ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2011 and September 30, 2010:

	December 31,	September 30,	$	%
	2011	2011	Change	Change
Working Capital	(3,214,877)	(1,713,333)	(1,501,544)	87.6%

Cash	787,608	4,120	783,488	19017.0%
Accounts receivable, net	1,242,886	1,182,060	60,826	5.1%
Inventory	262,071	55,981	206,090	368.1%
Total current assets	2,359,554	2,450,806	(91,252)	(3.7)%
Property and equipment, net	194,475	252,835	(58,360)	(23.1)%
Marketable Securities	51,200	115,200	(64,000)	(55.6)%
Deferred financing costs, net	337,617	-	337,617	0.0%
Total assets	2,957,712	2,832,161	125,551	4.4%

Accounts payable and accrued liabilities	1,509,678	2,186,691	(677,013)	(31.0)%
Notes payable	1,879,636	1,972,544	(92,908)	(4.7)%
Convertible notes payable, net of discount	147,721	-	147,721	0.0%
Derivative liability	2,037,396	-	2,037,396	0.0%
Total current liabilities	5,574,431	4,164,139	1,410,292	33.9%
Total liabilities	5,574,431	4,164,139	1,410,292	33.9%
Accumulated deficit	(35,356,866)	(34,328,080)	(1,028,786)	3.0%
Stockholders’ deficit	(2,616,720)	(1,331,978)	(1,284,742)	96.5%

Net cash used by operating activities was $1,467,205 for the three months ended December 31, 2011 as compared to net cash used in operating activities of $697,182 for the three months ended December 31, 2010, an increase of $770,023.  For the three months ended December 31, 2011, we had a net loss of $1,028,786, along with non-cash items such as depreciation expense of $68,867, amortization of deferred compensation expense of $11,047, and an increase in derivative liability of $287396, offset by changes in assets and liabilities of $959,659.  During the three months ended December 31, 2011 we experienced an increase in accounts receivable of $60,826, and a decrease in accounts payable and accrued liabilities during the period of $677,013.  For the three months ended December 31, 2010, we used cash to fund our net loss of $1,255,815 offset by non-cash items such as depreciation and amortization expense of $167,617, share-based compensation expense of $200,692, offset by changes in assets and liabilities of $163,609. Also during the three months ended December 31, 2010 we experienced an increase in accounts receivable of $104,935, and an increase in accounts payable and accrued liabilities during the period of $135,242.

Net cash used in investing activities for the three months ended December 31, 2011 was $10,507 as compared to net cash used in investing activities of $15,720 for the three months ended December 31, 2010. During the three months ended December 31, 2011, we used cash of $10,507 for property and equipment purchases.  During the three months ended December 31, 2010, we used cash of $15,720 for property and equipment purchases.

Net cash provided by financing activities for the three months ended December 31, 2011 was $2,261,200 as compared to net cash provided of $428,853 for the three months ended December 31, 2010. For the three months ended December 31, 2011, net cash provided by financing activities related to proceeds received from subscriptions receivable of $1,171,520, proceeds from notes payable of $137,092 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the issuance of convertible notes of $1,750,000, and proceeds from the exercise of common stock options of $135, offset by repayments on notes payable of $230,000 which were to pay down the balance on the Sand Hill Finance LLC factoring line, and payment of deferred financing costs of $567,547.  For the three months ended December 31, 2010, net cash provided by financing activities related to proceeds received from notes payable of $399,012 which were advances under our factoring line with Sand Hill Finance LLC, and proceeds from the exercise of common stock options of $351,000, offset by repayments on notes payable of $321,159 which were to pay down the balance on the Sand Hill Finance LLC factoring line.

At December 31, 2011 we had a working capital deficit of $3,214,877 and an accumulated deficit of $35,356,866.  The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2011 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. Our sales were not sufficient to pay our operating expenses. We reported a net loss of $1,028,786 for the three months ended December 31, 2011. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At December 31, 2011 we had cash on hand of $787,608. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At December 31, 2011 we owed Sand Hill Finance, LLC $1,879,636 under this line.

We do not have any commitments for capital expenditures. Our working capital needs in future periods are dependent primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

           The Purchase Agreement contains customary covenants on our part that are typical for transactions of this type, as well as the following additional covenants:

•	we agreed not to file any registration statement, other than the registration statement we are required to file under the Registration Rights Agreement described below or a registration statement on Form S-4 or S-8, until the first date on which the resale by the investors of all shares of common stock underlying the securities sold in the offering is either covered by one or more effective registration statements or may be resold pursuant to Rule 144 under the Securities Act without the need for current public information required by Rule 144 (the “Applicable Date”);
•	we agreed not conduct any other securities offerings until 30th trading day after the Applicable Date, except for certain excluded securities, and while the Notes and Warrants are outstanding, we agreed not to enter into any variable rate transactions;
•	we agreed to offer to the investors, until the first anniversary of the closing date, the opportunity to participate in any subsequent securities offerings by our company;
•	so long as the Notes or Warrants are outstanding, we agreed not to issue any securities other than for cash or in connection with options which may be granted to our officers, directors and employees; and
•	we are required to enter into an amendment with Sand Hill Finance, LLC for our factoring agreement to extend the maturity date of the agreement to at least 91 days after all obligations under the Notes have been satisfied, among other modifications, among other covenants.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICEWEB, INC.

	By:	/s/ John R. Signorello
February 14, 2012	John R. Signorello,
Chief Executive Officer, principal executive officer

	By:	/s/ Mark B. Lucky
February 14, 2012	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer

