Form 10-Q
period 2012-03-31
ICEWEB INC
filed 2012-05-15
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 15, 2012, there were 168,669,412 outstanding shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☐

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

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	September 30, 2011(1)
CURRENT ASSETS:
Cash	$112,359	$4,120
Subscription receivable	-	1,171,520
Accounts receivable, net of allowance of $409,000	1,529,960	1,182,060
Inventory	281,588	55,981
Other current assets	20,625	6,877
Prepaid expenses	23,227	30,248
	1,967,759	2,450,806

OTHER ASSETS:
Property and equipment, net	266,592	252,835
Deposits	13,320	13,320
Other assets	1,545	-
Marketable Securities	328,000	115,200
Deferred financing costs, net	273,310	-
Total Assets	$2,850,526	$2,832,161

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,288,202	$2,186,691
Notes payable	1,928,540	1,972,544
Convertible notes payable, net of discount	31,474	-
Derivative liability	2,367,079	-
Deferred revenue	-	4,904
Total Liabilities	5,615,295	4,164,139

STOCKHOLDERS' DEFICIT
Preferred Stock ($.001 par value; 10,000,000 shares authorized)
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 166,202,487 shares issued and 166,039,987 shares outstanding and 157,959,066 shares issued and 134,443,725 shares outstanding, respectively)	166,042	157,961
Additional paid in capital	33,768,698	32,866,315
Accumulated deficit	(36,851,135)	(34,328,080)
Accumulated other comprehensive income	247,000	67,200
Subscription receivable	(83,000)	(83,000)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)

Total stockholders' Deficit	(2,764,769)	(1,331,978)

Total Liabilities and Stockholders' Deficit	$2,850,526	$2,832,161

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2012	2011	2012	2011

Sales	$1,132,958	$1,116,585	$1,891,856	$1,794,437

Cost of sales	753,077	585,858	1,225,689	936,515
Gross profit	379,881	530,727	666,167	857,922

Operating expenses:
Sales and marketing	220,187	319,322	332,557	774,344
Depreciation and amortization expense	46,772	127,177	115,639	293,794
Research and development expense	210,309	153,642	419,082	359,768
General and administrative	541,900	464,457	893,144	1,121,823
Total Operating Expenses	1,019,168	1,064,598	1,760,422	2,549,729

Loss from operations	(639,287)	(533,871)	(1,094,255)	(1,691,807)

Other income (expenses):
Gain/(loss) on change in fair value of derivative liability	(329,683)	-	(617,079)	-
Interest income	22	-	22	-
Interest expense	(525,321)	(100,376)	(811,743)	(198,256)
Total other income (expenses):	(854,982)	(100,376)	(1,428,800)	(198,256)

Net loss	$(1,494,269)	$(634,247)	$(2,523,055)	$(1,890,063)

Loss per common share basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding basic and diluted	159,728,621	140,456,142	158,969,777	138,429,677

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2012	2011
NET CASH USED IN OPERATING ACTIVITIES	$(3,131,723)	$(1,456,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(33,000)	0
Purchase of property and equipment	(129,395)	(15,720)
NET CASH USED IN INVESTING ACTIVITIES	(162,395)	(15,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	1,750,000	0
Proceeds from subscription receivable	1,171,520	0
Proceeds from conversion of warrants	79,000	0
Payment of financing costs	(571,270)	0
Proceeds from the sale of restricted common stock	365,000	225,000
Proceeds from notes payable	200,936	628,428
Proceeds from exercise of common stock options	180,717	622,109
Proceeds from payments on convertible debenture	471,394	0
Payments on notes payable	(244,940)	(501,435)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,402,357	974,102

NET INCREASE (DECREASE) IN CASH	108,239	(497,897)

CASH - beginning of period	4,120	540,156

CASH - end of period	$112,359	$42,259

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$214,686	$198,225
Income taxes	—	—

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Major shifts in data center environments toward virtual and cloud based infrastructures have significantly increased the need for storage resources that can handle the complex and mixed systems that combine both file and block data.  Unified Data Storage from IceWEB reduces this complexity by providing a simplified environment to enable virtualization and cloud computing deployments, protection, and cost savings.  Unified Data Storage also provides cost savings through optimized storage utilization, made possible through IceWEB’s thin provisioning, storage pooling, compression and deduplication.

We generate revenue from the manufacture and sale of high-performance unified data storage appliances with IceWEB’s proprietary IceSTORMTM (STorage Optimization and Resource Management) Operating System.

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

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to 2012 amounts. The reclassifications had no impact on previously reported results of operations or shareholders’ deficit.

Going Concern

Our auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2011 and 2010 that we have had losses since inception that raise doubt about our ability to continue as a going concern. In addition and as discussed further in Note 6, we are not in compliance with debt covenants under our Financing Agreements with Sand Hill Finance LLC. For the year ended September 30, 2011 we incurred a net loss of $4,705,291 and for the six months ended March 31, 2012 we incurred a net loss of $2,523,055. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2012 and 2011 include the allowance for doubtful accounts, the valuation of stock-based compensation, the allowance for inventory obsolescence and the useful life of property and equipment and intangible assets, derivative liabilities, and litigation reserves.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $409,000 as of March 31, 2012. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 for the three and six months ended March 31, 2012.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of March 31, 2012 are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 7).

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation expense is recorded by using the straight-line method over the estimated useful lives of the related assets.

Software Development Costs

The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with the accounting guidance for software.

Because our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs have been capitalized for any of the periods presented.

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

Advertising

Advertising costs are expensed as incurred and amounted to $40,310 in fiscal 2012 and $156,981 in fiscal 2011.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Stock-Based Compensation

As more fully described in Note 13, we have a stock option plan that provides for non-qualified and incentive stock options to be issued to directors, officers, employees and consultants (the 2000 Management and Director Equity Incentive and Compensation Plan (the “Plan”).

Prior to October 1, 2005, we accounted for stock options issued under the Plan under the recognition and measurement provisions of APB Opinion No. 25,Accounting for Stock Issued to Employees, and related interpretations, as permitted by ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments”. No stock-based compensation cost related to employee stock options was recognized in the Consolidated Statement of Operations for the year ended September 30, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

March 31, 2012

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	March 31, 2012	September 30, 2011
Office equipment	5 years	$326,984	$836,041
Computer software	3 years	29,523	612,379
Furniture and fixtures	5 years	-	261,385
Leasehold improvements	2 - 5 years	1,030,845	1,026,470
		1,387,352	2,736,275
Less: accumulated depreciation		(1,120,760)	(2,483,440)

		$266,592	$252,835

Depreciation expense for the six months ended March 31, 2012 and 2011 was $115,639 and $172,249 respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	March 31, 2012	September, 30, 2011
Raw materials	$225,270	$44,785
Work in progress	42,238	8,397
Finished goods	14,080	2,799
	$281,588	$55,981

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 5 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At March 31, 2012, the principal amount due under the Financing Agreement amounted to $1,928,540.

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

March 31, 2012

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

In November, 2011, in connection with the Company’s private placement of convertible notes and Securities Purchase Agreement (see Note 9), Sand Hill Finance, LLC executed an amendment to the Financing Agreement in which Sand Hill Finance LLC agreed that they would not pursue any remedies of default under the Financing Agreement until at least the ninety-first day after the obligations under the convertible notes have been fully satisfied.

NOTE 6 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At March 31, 2012 all of the Company’s cash balances were fully insured. The Company has not experienced any losses in such accounts.

NOTE 7 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of March 31, 2012,  the Company’s investments in marketable equity securities are based on the March 31, 2012  stock price as reflected on the OTCBB stock exchange , reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

March 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$247,000	$—	$328,000

Total	$81,000	$247,000	$—	$328,000

September 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$48,000	$67,200	$—	$115,200

Total	$48,000	$67,200	$—	$115,200

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

The unrealized gains are presented in comprehensive income in the consolidated statement of operations and comprehensive income.

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Six Months Ended
	March 31
	2012	2011

Net gains/(loss) on investments in publicly traded equity securities	$212,800	$(352,000)

Net gains on investments	$212,800	$(352,000)

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 7 - INVESTMENTS (continued)

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices	Significant Other	Significant Unobservable
	in Active Markets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)
March 31, 2012
Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$328,000

Liabilities:
Derivative liabilities	$—	$—	$2,367,079

September 30, 2011
Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$115,200

Liabilities:
Derivative liabilities	$—	$—	$—

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

There were no impairment charges on investments in publicly traded equity securities for the six months ended March 31, 2012 or 2011.

The Company has evaluated its publicly traded equity securities as of March 31, 2012, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Our accumulated other comprehensive income consists of unrealized gains on marketable securities available for sale of $247,000 at March 31, 2012, and $67,200 at September 30, 2011.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

	March 31,	September 30,
	2012	2011

Principal balance of convertible notes	$1,541,107	$-
Original issue discount, net	(197,133)	-
Debt discount	(1,312,500)	-
Convertible notes, net of discount	$31,474	$-

The convertible notes have a remaining principal balance of $1,547,107, and are carried on the balance sheet at $31,474 net of the remaining unamortized discount, which is being amortized as interest expense over the remaining life of the notes. The convertible notes are convertible into our common stock at a conversion price of $0.17 per share. We can elect to settle any conversion in stock, cash or a combination of stock and cash.

At March 31, 2012, conversion of the outstanding principal amount of the convertible notes would result in the issuance of 9,065,332 shares of common stock.

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at March 31, 2012 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at March 31, 2012 are all currently exercisable with a weighted-average remaining life of 4.65 years.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of expense of $617,079 and $0 within the Company’s consolidated statements of operations for the six months ended March 31, 2012 and 2011, respectively, under the caption “Change in fair value of derivative warrant liability”.  The fair value of the warrants at March 31, 2012 is $2,367,079 which is reported on the consolidated balance sheet under the caption “Derivative Liability”.  The following summarizes the changes in the value of the derivative warrant liability from the date of the Company’s issuance of derivative warrant instruments on November 23, 2011 until March 31, 2012:

	Value	No. of Warrants
Warrants Issued on November 23, 2011– Derivative warrant liability	$1,750,000	36,426,554
Increase in fair value of derivative warrant liability	617,079	n/a
Additional warrants from price protection features of existing warrants
Balance at March 31, 2012 – Derivative warrant liability	$2,367,079	36,226,554

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of March 31, 2012.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the March 31, 2012 fair value calculations were as follows:

March 31,
2012
Current exercise price	$0.17
Time to expiration	4.65 years
Risk-free interest rate	1.04%
Estimated volatility	274%
Dividend	-0-
Stock price on March 31, 2012	$0.175

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Note 12 – Stockholders’ Deficit

Common Stock Warrants

The outstanding warrants at March 31, 2012 have a weighted average exercise price of $0.17 per share and have a weighted average remaining life of 3.82 years.

Certain of these warrants contain provisions which cause them to be classified as derivative liabilities pursuant to Accounting Standards Codification subtopic 815-40, “Derivatives and hedging—Contracts in Entity’s Own Equity” (ASC 815-40). Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of $1,750,000 which also reduced the liability on the convertible notes payable. The fair value of these warrants was increased to $2,367,079 as of March 31, 2012. The non-cash expense adjustment recorded in the Statement of Operations for the six months ended March 31, 2012 was approximately $617,079. We are required to continue to adjust the warrants to fair value through current period operations for each reporting period.

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

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2012 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	11,528,934	$0.170
Granted	37,426,554	0.170
Exercised	(700,000)	0.113
Forfeited	0	—
Balance at end of period	48,255,488	0.17

Warrants exercisable at end of period	48,255,488	$0.17

Weighted average fair value of warrants granted or re-priced during the period		—

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

The following table summarizes information about common stock warrants outstanding at March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$0.15	10,738,934	4.50 Years	$0.15	10,738,934	$0.15
$0.17	37,226,554	3.44 Years	$0.17	37,226,554	$0.17
$0.50	290,000	1.53 Years	$0.50	290,000	$0.50
	48,255,488		$0.17	48,255,488	$0.17

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

MARCH 31, 2012

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

As amended in October, 2010, the Plan permits the grant of options and shares for up to 60,000,000 shares of the Company’s common stock. The Plan terminates 10 years from the date of the Plan’s adoption by the Company’s stockholders.

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	March 31,
	2012	2011
Expected volatility	N/A	323% - 325%
Expected term	N/A	1 - 5 Years
Risk-free interest rate	N/A	0.03%
Forfeiture Rate	N/A	0% - 45%
Expected dividend yield	N/A	0%

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

For the six months ended March 31, 2012, total stock-based compensation charged to operations for option-based arrangements amounted to $21,212. At March 31, 2012, there was approximately $31,541 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

A summary of the status of the Company’s outstanding stock options as of March 31, 2012 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	4,104,487	$0.37
Granted	—	—
Exercised	(532,325)	0.34
Forfeited	—	—
Balance at end of period	3,572,162	$0.38

Options exercisable at end of period	3,224,001	$0.40

Weighted average fair value of options granted during the year		$—

The following table summarizes information about employee stock options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$0.001-0.15	1,402,301	1.74 Years	$0.06	1,199,001	$0.06
0.17-0.41	169,861	2.54 Years	0.27	25,000	0.37
0.55-0.70	2,000,000	0.32 Years	0.61	2,000,000	0.61
	3,572,162		$0.38	3,224,001	$0.40

NOTE 14 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended March 31, 2012 and 2011 all material assets and revenues of the Company were in the United States.

NOTE 15 - SUBSEQUENT EVENTS

Other than the disclosures shown, management did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three and six months ended March 31, 2012 and 2011 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 2011

The following table provides an overview of certain key factors of our results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Net Revenues	$1,132,958	$1,116,585	$1,891,856	$1,794,437
Cost of sales	753,077	585,858	1,225,689	936,515
Operating Expenses:
Sales and marketing expense	220,187	319,322	332,557	774,344
Depreciation and amortization	46,772	127,177	115,639	293,794
Research and development	210,309	153,642	419,082	359,768
General and administrative	541,900	464,457	893,144	1,121,823
Total operating expenses	1,019,168	1,064,598	1,760,422	2,549,729
Loss from operation	(639,287)	(533,871)	(1,094,255)	(1,691,807)
Total other income (expense)	(854,982)	(100,376)	(1,428,800)	(198,256)
Net income (loss)	$(1,494,269)	$(634,247)	$(2,523,055)	$(1,890,063)

Other Key Indicators:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Cost of sales as a percentage of revenues	66.5%	52.5%	64.8%	52.2%
Gross profit margin	33.5%	47.5%	35.2%	47.8%
General and administrative expenses as a percentage of revenues	47.8%	41.6%	47.2%	62.5%
Total operating expenses as a percentage of revenues	89.9%	95.3%	93.0%	142.1%

Six Month Period ended March 31, 2012

Revenues

For the six months ended March 31, 2012, we reported revenues of $1,891,856 as compared to revenues of $1,794,437 for the six months ended March 31, 2011, an increase of $97,419 or approximately 5%. The increase is primarily due to the Company’s focused sales and marketing strategy.

Cost of Sales

Our cost of sales consists primarily of component parts for the manufacture of our storage products. For the six months ended March 31, 2012, cost of sales was $1,225,689, or approximately 64.8% of revenues, compared to $936,515, or approximately 52.2% of revenues, for the six months ended March 31, 2011. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011 was the result of pricing pressure to win sales opportunities during the six months ended March 31, 2012 as a percentage of total revenue. We anticipate that our gross profit margins will remain in the range of 30% to 45% through the balance of fiscal 2012.

Total Operating Expenses

Our total operating expenses decreased approximately 31% to $1,760,422 for the six months ended March 31, 2012 as compared to $2,549,729 for the six months ended March 31, 2011. These changes include:

•          Sales and marketing expense . Sales and marketing expense includes salaries, commission, occupancy, telephone, travel, and entertainment expenses for direct sales personnel.  For the six months ended March 31, 2012, sales and marketing costs were $332,557 as compared to $774,344 for the six months ended March 31, 2011, a decrease of $441,787 or approximately 57%.  The decrease is primarily due to lower sales and marketing headcount.

•          Depreciation and amortization expense . For the six months ended March 31, 2012, depreciation and amortization expense amounted to $115,639 as compared to $293,794 for the six months ended March 31, 2011, a decrease of $178,155 or 61%.

•          Research and development . For the six months ended March 31, 2012, research and development costs were $419,082 as compared to $359,768 for the six months ended March 31, 2011, an increase of $59,314 or approximately 16%.  Research and development expense is higher due to higher headcount and consulting costs.

•          General and administrative expense . For the six months ended March 31, 2012, general and administrative expenses were $893,144 as compared to $1,121,823 for the six months ended March 31, 2011, a decrease of $228,679 or approximately 20%. For the six months ended March 31, 2012 and 2011 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2012	2011
Occupancy	$19,455	$16,458
Consulting	4,465	74,924
Employee compensation	401,834	555,396
Professional fees	105,514	32,459
Internet/Phone	3,410	12,636
Travel/Entertainment	17,158	16,121
Investor Relations	261,232	206,234
Insurance	5,717	22,464
Other	74,359	185,131
	$893,144	$1,121,823

•	For the six months ended March 31, 2012, Occupancy expense increased to $19,455 as compared to $16,458, primarily due to an increased allocation of rent expense to administration.

•	For the six months ended March 31, 2012, Consulting expense decreased to $4,465 as compared to $74,924. Consulting expense decreased primarily as a result of nonrecurring recruiting costs incurred to hire engineering, sale and marketing personnel incurred in the prior year.

•	For the six months ended March 31, 2012, salaries and related expenses decreased to $401,834 as compared to $555,396, a decrease of $153,562. The decrease is due primarily to lower non-cash compensation expense of $21,212 as compared to $317,274.

•	For the six months ended March 31, 2012, Professional fees expense increased to $105,514 as compared to $32,459. Professional fees expense increased due to increased costs related to intellectual property patent applications and other legal fees.

•	For the six months ended March 31, 2012, internet and telephone expense decreased to $3,410 as compared to $12,636. The decrease was primarily due to cost-cutting measures implemented by the Company.

•	For the six months ended March 31, 2012, travel and entertainment expense increased to $17,158 as compared to $16,121. The increase was primarily due to increased travel related to investor relations and analyst meetings.

•	For the six months ended March 31, 2012 Other expense amounted to $74,359 as compared to $185,131 for the six months ended March 31, 2011, a decrease of $110,722. The decrease is primarily related to increased bad debt expense of $100,000 during the three months ended March 31, 2011, which do not recur in the current year quarter.

•	For the six months ended March 31, 2012 Investor relations expense increased to $261,232 as compared to $206,234 for the six months ended March 31, 2011. The increase is due to increased investor relations activity.

•	For the six months ended March 31, 2012, insurance expense decreased to $5,717 as compared to $22,464. The decrease was primarily due to cost cutting measures.

We anticipate that general and administrative expenses will remain stable for the balance of fiscal 2012.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,094,255 for the six months ended March 31, 2012 as compared to a loss from operations of $1,691,807 for the six months ended March 31, 2011, a decreased loss of $597,552 or approximately 35%.

OTHER INCOME (EXPENSES)

Interest Expense .  For the six months ended March 31, 2012, interest expense amounted to $811,743 as compared to $198,256 for the six months ended March 31, 2011, an increase of $613,487 or 309%. The increase in interest expense is primarily attributable to the amortization of the discount on our outstanding convertible debentures.

Loss on change of fair value of derivative liability. For the six months ended March 31, 2012 we incurred an increase in the value of the derivative liability of $617,079.

NET INCOME/ LOSS

Our net loss was $2,523,055 for the six months ended March 31, 2012 compared to a net loss of $1,890,063 for the six months ended March 31, 2011.

Three Month Period ended March 31, 2012

Revenues

For the three months ended March 31, 2012, we reported revenues of $1,132,958 as compared to revenues of $1,116,585 for the three months ended March 31, 2011, an increase of $16,373 or approximately 1%.

Cost of Sales

Our cost of sales consists of component parts for the manufacture of our storage products. For the three months ended March 31, 2012, cost of sales was $753,077, or approximately 66.5% of revenues, compared to $585,858, or approximately 52.5% of revenues, for the three months ended March 31, 2011. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was the result of lower margins on competitive opportunities in order to win deals.

Total Operating Expenses

Our total operating expenses decreased approximately 4% to $1,019,168 for the three months ended March 31, 2012 as compared to $1,064,598 for the three months ended March 31, 2011. These changes include:

•             Sales and marketing expense . For the three months ended March 31, 2012, sales and marketing expenses were $220,187 as compared to $319,322 for the three months ended March 31, 2011, a decrease of $99,135 or approximately 31%. The decrease was due to slightly lower headcount during the three months ended March 31, 2012, and the nonrecurring sales and marketing expense related to the roll-out of our channel sales program during the three months ended March 31, 2011.

•            Depreciation and amortization expense . For the three months ended March 31, 2012, depreciation and amortization expense amounted to $46,772 as compared to $127,177 for the three months ended March 31, 2011, a decrease of $80,405 or 63%.

•            Research and development . For the three months ended March 31, 2012, research and development costs were $210,309 as compared to $153,642 for the three months ended March 31, 2011, an increase of $56,667 or approximately 37%.  Research and development expense is higher due to higher headcount and consulting costs.

•            General and administrative expense . For the three months ended March 31, 2012, general and administrative expenses were $541,900 as compared to $464,457 for the three months ended March 31, 2011, an increase of $77,443 approximately 16.7%. For the three months ended March 31, 2012 and 2011 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2012	2011
Occupancy	$8,691	$8,498
Consulting	2,855	19,688
Employee compensation	195,355	218,535
Professional fees	60,170	13,737
Internet/Phone	1,408	8,054
Travel/Entertainment	4,133	8,128
Investor Relations	232,746	143,040
Insurance	3,121	11,441
Other	33,421	33,336
	$541,900	$464,457

•	For the three months ended March 31, 2012, Occupancy expense increased to $8,691 as compared to $8,498.

•	For the three months ended March 31, 2012, Consulting expense decreased to $2,855 as compared to $19,688, a decrease of $16,833 or 85.5%. Consulting expense decreased primarily as a result of decreased support costs for internal accounting systems.

•	For the three months ended March 31, 2012, salaries and related expenses decreased to $195,355 as compared to $218,535, a decrease of $23,180, or 10.6%. The decrease is due primarily to a decrease in non-cash stock and option based compensation expense.

•	For the three months ended March 31, 2012, Professional fees expense increased to $60,170 as compared to $13,737. Professional fees expense increased primarily as a result of an increase in legal fees incurred related to business development and on-going litigation activities.

•	For the three months ended March 31, 2012, Internet/Phone expense increased to $1,408 as compared to $8,054. Phone expense decreased primarily due to cost-cutting measures implemented by the Company.

•	For the three months ended March 31, 2012, travel and entertainment expense decreased to $4,133 as compared to $8,128. Travel and entertainment expense decreased due to decreased travel for investor relations and general corporate travel activity.

•	For the three months ended March 31, 2012, Insurance expense decreased to $3,121 as compared to $11,441, as a result of cost-cutting measures.

•	For the three months ended March 31, 2012 Other expense amounted to $33,421 as compared to $33,336 for the three months ended March 31, 2011.

•	For the three months ended March 31, 2012 Investor relations expense increased to $232,746 as compared to $143,040 for the three months ended March 31, 2011. The increase is due to increased investor relations activity.

LOSS FROM OPERATIONS

We reported a loss from operations of $639,287 for the three months ended March 31, 2012 as compared to a loss from operations of $533,871 for the three months ended March 31, 2011, an increase of $105,416 or approximately 20%.

OTHER INCOME (EXPENSES)

Interest Expense . For the three months ended March 31, 2012, interest expense amounted to $525,321 as compared to $100,376 for the three months ended March 31, 2011, an increase of $424,945 or 423%. The increase in interest expense is primarily attributable to the amortization of the discount on our outstanding convertible debentures.

Loss on change of fair value of derivative liability. For the three months ended March 31, 2012 we incurred an increase in the value of the derivative liability of $329,683.

NET INCOME/ LOSS

Our net loss was $1,494,269 for the three months ended March 31, 2012 compared to a net loss of $634,247 for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2012 and September 30, 2011:

	March 31,	September 30,	$	%
	2012	2011	Change	Change
Working Capital	(3,647,536)	(1,713,333)	(1,934,203)	112.9%

Cash	112,359	4,120	108,239	2627.2%
Accounts receivable, net	1,529,960	1,182,060	347,900	29.4%
Inventory	281,588	55,981	225,607	403.0%
Total current assets	1,967,759	2,450,806	(483,047)	(19.7)%
Property and equipment, net	266,592	252,835	13,757	5.4%
Marketable Securities	328,000	115,200	212,800	184.7%
Deferred financing costs, net	273,310	-	273,310	N/A
Total assets	2,850,526	2,832,161	18,365	0.6%

Accounts payable and accrued liabilities	1,288,202	2,186,691	(898,489)	(41.1)%
Notes payable	1,928,540	1,972,544	(44,004)	(2.2)%
Convertible notes payable, net of discount	31,474	-	31,474	0.0%
Derivative liability	2,367,079	-	2,367,079	0.0%
Total current liabilities	5,615,295	4,164,139	1,451,156	34.8%
Accumulated deficit	(36,851,135)	(34,328,080)	(2,523,055)	7.3%
Stockholders’ deficit	(2,764,769)	(1,331,978)	(1,432,791)	107.6%

Net cash used in operating activities was $3,131,722 for the six months ended March 31, 2012 as compared to net cash used in operating activities of $1,456,279 for the six months ended March 31, 2011, an increase of $1,675,443.  For the six months ended March 31, 2012, we had a loss of $2,523,055 offset by non-cash items such as depreciation and amortization expense of $115,639, share-based compensation expense of $21,212, amortization of deferred finance costs of $77,353, and decreases from changes in assets and liabilities of $1,471,424. During the six months ended March 31, 2012 we experienced an increase in accounts receivable of $347,900, and a decrease in accounts payable during the period of $898,488.    For the six months ended March 31, 2011, we had a loss of $1,890,063 offset by non-cash items such as depreciation and amortization expense of $293,794, share-based compensation expense of $217,000, amortization of deferred finance costs of $13,750, and decreases from changes in assets and liabilities of $183,534. During the six months ended March 31, 2011 we experienced an increase in accounts receivable of $643,737, and an increase in accounts payable during the period of $523,636.

Net cash used in investing activities for the six months ended March 31, 2012 was $162,395 as compared to net cash used in investing activities of $15,720 for the six months ended March 31, 2011. During the six months ended March 31, 2012, we used cash of $129,395 for property and equipment purchases, and $33,000 for the purchase of 3,300,000 of VOIS Inc. common stock.   During the six months ended March 31, 2011, we used cash of $15,720 for property and equipment purchases.

Net cash provided by financing activities for the six months ended March 31, 2012 was $3,402,357 as compared to net cash provided of $974,102 for the six months ended March 31, 2011.  For the six months ended March 31, 2012, net cash provided by financing activities related to proceeds received from subscriptions receivable of $1,171,520, proceeds from notes payable of $200,936 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the issuance of convertible notes of $1,750,000, proceeds from the exercise of common stock options of $180,717, proceeds from the conversion of common stock warrants of $79,000, payments on the convertible debenture with common stock of $471,394, proceeds from the sale of restricted stock of $365,000, offset by repayments on notes payable of $244,940 which were to pay down the balance on the Sand Hill Finance LLC factoring line, and payment of deferred financing costs of $571,270.   For the six months ended March 31, 2011, net cash provided by financing activities related to proceeds received from notes payable of $628,428 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $622,109, and proceeds from the sale or restricted stock of $225,000, offset by repayments on notes payable of $501,435 which were to pay down the balance on the Sand Hill Finance LLC factoring line.

At March 31, 2012 we had a working capital deficit of $3,647,536 and an accumulated deficit of $36,851,135.  The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2011 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales increased slightly during the six months ended March 31, 2012, our gross profit margin was approximately 35.2% and our sales were not sufficient to pay our operating expenses. We reported a net loss of $2,523,055 for the six months ended March 31, 2012.  There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At March 31, 2012 we had cash on hand of $112,359.  In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At March 31, 2012 we owed Sand Hill Finance, LLC $1,928,540 under this accounts receivable line.

We do not have any commitments for capital expenditures. In connection with our annual report for our fiscal year ending September 30, 2012 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002. We do not presently have any external sources of working capital other than what may be available under the factoring agreement with Sand Hill Finance and loans from related parties. Our working capital needs in future periods are dependent primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

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

Changes in internal control over financial reporting . There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

At March 31, 2012 we are the subject of, or party to, two known, pending or threatened, legal actions.  As of the date of this report on Form 10-Q, none of the legal proceedings have been resolved.  Following is a discussion of each:

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

Item 1A.       Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on December 29, 2011, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On November 23, 2011 IceWEB, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three accredited investors pursuant to which the Company sold $2,012,500 in principal amount of Senior Convertible Notes (the “Notes”) and issued the investors Series O, Series P and Series Q Warrants (collectively, the “Warrants”) to purchase up to an aggregate of 35,514,708 shares of the Company’s common stock for an aggregate purchase price of $1,750,000 in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.     The Company issued the Notes at an original issue discount of 13%.

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

ICEWEB, INC.

	By:	/s/ John R. Signorello
May 15, 2012	John R. Signorello,
Chief Executive Officer, principal executive officer

	By:	/s/ Mark B. Lucky
May 15, 2012	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer

-32-