Form 10-Q
period 2012-06-30
ICEWEB INC
filed 2012-08-14
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 14, 2012, there were 203,172,274 outstanding shares of common stock, $.001 par value per share.

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

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	September 30, 2011(1)
CURRENT ASSETS:
Cash	$774,012	$4,120
Subscription receivable	-	1,171,520
Accounts receivable, net of allowance of $409,000	1,336,591	1,182,060
Inventory	282,602	55,981
Other current assets	13,750	6,877
Prepaid expenses	30,449	30,248
	2,437,404	2,450,806

OTHER ASSETS:
Property and equipment, net	354,643	252,835
Deposits	13,320	13,320
Other assets	1,544	-
Marketable Securities	164,000	115,200
Deferred financing costs, net	107,180	-
Total Assets	$3,078,091	$2,832,161

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,032,235	$2,186,691
Notes payable	2,016,245	1,972,544
Convertible notes payable, net of discount	328,478	-
Derivative liability	4,523,086	-
Deferred revenue	-	4,904
Total Liabilities	7,900,044	4,164,139

STOCKHOLDERS' DEFICIT
Preferred Stock ($.001 par value; 10,000,000 shares authorized)
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 187,233,942 shares issued and 187,071,442 shares outstanding and 158,121,066 shares issued and 157,959,066 shares outstanding, respectively)	187,073	157,961
Additional paid in capital	35,854,358	32,866,315
Accumulated deficit	(40,851,010)	(34,328,080)
Accumulated other comprehensive income	83,000	67,200
Subscription receivable	(83,000)	(83,000)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)

Total stockholders' Deficit	(4,821,953)	(1,331,978)

Total Liabilities and Stockholders' Deficit	$3,078,091	$2,832,161

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2012	2011	2012	2011

Sales	$654,996	$719,727	$2,546,852	$2,514,164

Cost of sales	444,015	380,784	1,669,704	1,317,299
Gross profit	210,981	338,943	877,148	1,196,865

Operating expenses:
Sales and marketing	308,698	123,955	641,255	898,299
Depreciation and amortization expense	33,797	124,831	149,435	418,625
Research and development expense	289,242	187,810	708,325	547,579
General and administrative	438,795	495,963	1,331,939	1,617,786
Total Operating Expenses	1,070,532	932,559	2,830,954	3,482,289

Loss from operations	(859,551)	(593,616)	(1,953,806)	(2,285,424)

Other income (expenses):
Gain/(loss) on change in fair value of derivative liability	(2,156,007)	-	(2,773,086)	-
Interest income	-	-	22	-
Interest expense	(984,317)	(104,653)	(1,796,060)	(302,908)
Total other income (expenses):	(3,140,324)	(104,653)	(4,569,124)	(302,908)

Net loss	$(3,999,875)	$(698,269)	$(6,522,930)	$(2,588,332)

Loss per common share basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.02)

Weighted average common shares outstanding basic and diluted	170,774,234	143,553,735	162,922,093	140,673,273

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2012	2011
NET CASH USED IN OPERATING ACTIVITIES	$(4,375,749)	$(1,827,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(33,000)	-
Purchase of property and equipment	(217,446)	(60,061)
NET CASH USED IN INVESTING ACTIVITIES	(250,446)	(60,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	1,750,000	-
Proceeds from subscription receivable	1,171,520	-
Proceeds from conversion of warrants	102,460	-
Payment of financing costs	(571,270)	-
Proceeds from the sale of restricted common stock	1,834,347	409,464
Proceeds from notes payable	301,896	818,481
Proceeds from exercise of common stock options	180,717	720,148
Proceeds from payments on convertible debenture	884,612	-
Payments on notes payable	(258,195)	(596,213)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,396,087	1,351,880

NET INCREASE (DECREASE) IN CASH	769,892	(535,972)

CASH - beginning of period	4,120	540,156

CASH - end of period	$774,012	$4,184

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$214,686	$198,225
Income taxes	—	—

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Going Concern

Our auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2011 and 2010 that we have had losses since inception that raise doubt about our ability to continue as a going concern. In addition and as discussed further in Note 6, we are not in compliance with debt covenants under our Financing Agreements with Sand Hill Finance LLC. For the year ended September 30, 2011 we incurred a net loss of $4,705,291 and for the Nine Months Ended June 30, 2012 we incurred a net loss of $6,522,930. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $409,000 as of June 30, 2012. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 for the three and nine months ended June 30, 2012.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of June 30, 2012 are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 7).

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

Advertising

Advertising costs are expensed as incurred and amounted to $93,975 in fiscal 2012 and $215,428 in fiscal 2011.

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

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At June 30, 20112, there were options and warrants to purchase 96,961,072 shares of common stock, 626,667 shares issuable upon conversion of Series B preferred stock, and no shares of Series C preferred stock outstanding which could potentially dilute future earnings per share.

Stock-Based Compensation

As more fully described in Note 12, we have a stock option plan that provides for non-qualified and incentive stock options to be issued to directors, officers, employees and consultants (the 2000 Management and Director Equity Incentive and Compensation Plan (the “Plan”).

Prior to October 1, 2005, we accounted for stock options issued under the Plan under the recognition and measurement provisions of APB Opinion No. 25,Accounting for Stock Issued to Employees, and related interpretations, as permitted by ASC Topic 718, “Compensation – Stock Compensation, “Share-Based Payments”. No stock-based compensation cost related to employee stock options was recognized in the Consolidated Statement of Operations for the year ended September 30, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective October 1, 2005, we adopted the fair value recognition provisions of ASC Topic 718, “Compensation – Stock Compensation, “Share-Based Payments using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Financial results for the year ended September 30, 2005 have not been restated.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	June 30, 2012	September 30, 2011
Office equipment	5 years	$448,831	$836,041
Computer software	3 years	29,523	612,379
Furniture and fixtures	5 years	-	261,385
Leasehold improvements	2 - 5 years	1,030,845	1,026,470
		1,509,199	2,736,275
Less: accumulated depreciation		(1,154,556)	(2,483,440)

		$354,643	$252,835

Depreciation expense for the Nine Months Ended June 30, 2012 and 2011 was $149,435 and $236,306 respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	June 30, 2012	September, 30, 2011
Raw materials	$226,082	$44,785
Work in progress	42,390	8,397
Finished goods	14,130	2,799
	$282,602	$55,981

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 5 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At June 30, 2012, the principal amount due under the Financing Agreement amounted to $2,016,245.

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

NOTE 6 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At June 30, 2012 all of the Company’s cash balances were fully insured. The Company has not experienced any losses in such accounts.

NOTE 7 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of June 30, 2012,  the Company’s investments in marketable equity securities are based on the June 30, 2012  stock price as reflected on the OTCBB stock exchange , reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

June 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$83,000	$—	$164,000

Total	$81,000	$83,000	$—	$164,000

September 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$48,000	$67,200	$—	$115,200

Total	$48,000	$67,200	$—	$115,200

The unrealized gains are presented in comprehensive income in the consolidated statement of operations and comprehensive income.

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Three Months Ended		Nine months Ended
	June 30		June 30
	2012	2011	2012	2011

Net gains/(loss) on investments in publicly traded equity securities	$(164,000)	$(32,000)	$15,800	$(384,000)

Net gains/(loss) on investments	$(164,000)	$(32,000)	$15,800	$(384,000)

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 7 - INVESTMENTS (continued)

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$164,000

Liabilities:
Derivative liabilities	$—	$—	$4,523,086

September 30, 2011
Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$115,200

Liabilities:
Derivative liabilities	$—	$—	$—

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

There were no impairment charges on investments in publicly traded equity securities for the Nine Months Ended June 30, 2012 or 2011.

The Company has evaluated its publicly traded equity securities as of June 30, 2012, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our accumulated other comprehensive income consists of unrealized gains on marketable securities available for sale of $83,000 at June 30, 2012, and $67,200 at September 30, 2011.

NOTE 9 – CONVERTIBLE NOTES

On November 23, 2011, IceWEB, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three accredited investors pursuant to which the Company sold $2,012,500 in principal amount of Senior Convertible Notes (the “Notes”) and issued the investors Series O, Series P and Series Q Warrants (collectively, the “Warrants”) to purchase up to an aggregate of 81,588,029 shares, as adjusted, of the Company’s common stock for an aggregate purchase price of $1,750,000 in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.     The Company issued the Notes at an original issue discount of 13%.

	June 30,	September 30,
	2012	2011

Principal balance of convertible notes	$1,127,887	$-
Original issue discount, net	(104,270)	-
Debt discount	(695,139)	-
Convertible notes, net of discount	$328,478	$-

The convertible notes have a remaining principal balance of $1,127,887, and are carried on the balance sheet at $328,478 net of the remaining unamortized discount, which is being amortized as interest expense over the remaining life of the notes. The convertible notes are convertible into our common stock at a conversion price of $0.074 per share. We can elect to settle any conversion in stock, cash or a combination of stock and cash.

At June 30, 2012, conversion of the outstanding principal amount of the convertible notes would result in the issuance of 15,241,730 shares of common stock.

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at June 30, 2012 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at June 30, 2012 are all currently exercisable with a weighted-average remaining life of 4.40 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of expense of $2,773,086 and $0 within the Company’s consolidated statements of operations for the Nine Months Ended June 30, 2012 and 2011, respectively, under the caption “Change in fair value of derivative warrant liability”.  The fair value of the warrants at June 30, 2012 is $4,523,086 which is reported on the consolidated balance sheet under the caption “Derivative Liability”.  The following summarizes the changes in the value of the derivative warrant liability from the date of the Company’s issuance of derivative warrant instruments on November 23, 2011 until June 30, 2012:

	Value	No. of Warrants
Warrants Issued on November 23, 2011– Derivative warrant liability	$1,750,000	81,588,029
Increase in fair value of derivative warrant liability	2,773,086	n/a
Additional warrants from price protection features of existing warrants
Balance at June 30, 2012 – Derivative warrant liability	$4,523,086	81,588,029

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of June 30, 2012.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the June 30, 2012 fair value calculations were as follows:

June 30,
2012
Exercise price	$0.074
Time to expiration	0.4 – 4.40 years
Risk-free interest rate	0.21% – 0.67%
Estimated volatility	274%
Dividend	-0-
Stock price on June 30, 2012	$0.135
Expected forfeiture rate	50%

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Note 12 – Stockholders’ Deficit

Common Stock Warrants

The outstanding warrants at June 30, 2012 have a weighted average exercise price of $0.084 per share and have a weighted average remaining life of 3.59 years.

Certain of these warrants contain provisions which cause them to be classified as derivative liabilities pursuant to Accounting Standards Codification subtopic 815-40, “Derivatives and hedging—Contracts in Entity’s Own Equity” (ASC 815-40). Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of $1,750,000 which also reduced the carrying value of the convertible notes payable. As a result of the sale of restricted stock units in June, 2012, the price protection provisions of these certain warrants were triggered and resulted in an adjustment to the conversion price of the warrants from $0.17/share to $0.074/share, and simultaneously a commensurate adjustment to the number of shares covered by the warrants was made. A total of 46,679,584 additional shares were issued as a result of the ratchet provisions. The fair value of these warrants was increased to $4,523,086 as of June 30, 2012. The non-cash expense adjustment recorded in the Statement of Operations for the Nine Months Ended June 30, 2012 was approximately $2,773,086. We are required to continue to adjust the warrants to fair value through current period operations for each reporting period.

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

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2012 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	11,528,934	$0.170
Granted	84,106,138	0.074
Exercised	(838,000)	0.122
Forfeited	0	—
Balance at end of period	94,797,072	0.84

Warrants exercisable at end of period	94,797,072	$0.084

Weighted average fair value of warrants granted or re-priced during the period		$.074

The following table summarizes information about common stock warrants outstanding at June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$0.074	83,768,138	3.19 Years	$0.074	83,768,138	$0.074
$0.15	10,738,934	4.25 Years	$0.150	10,738,934	$0.150
$0.50	290,000	1.28 Years	$0.500	290,000	$0.500
	94,797,072		$0.084	94,797,072	$0.084

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

JUNE 30, 2012

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

For the Nine Months Ended June 30, 2012, total stock-based compensation charged to operations for option-based arrangements amounted to $29,615. At June 30, 2012, there was approximately $23,138 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

A summary of the status of the Company’s outstanding stock options as of June 30, 2012 and changes during the period ending on that date is as follows:

	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	4,104,487	$0.37
Granted	—	—
Exercised	(532,325)	0.34
Forfeited	(1,448,162)	0.53
Balance at end of period	2,124,000	$0.38

Options exercisable at end of period	2,086,500	$0.29

Weighted average fair value of options granted during the year		$—

The following table summarizes information about employee stock options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$0.001-0.15	1,249,000	1.34 Years	$0.06	1,211,500	$0.06
0.17-0.41	25,000	0.72 Years	0.27	25,000	0.37
0.55-0.70	850,000	0.19 Years	0.61	850,000	0.60
	2,124,000		$0.38	2,086,500	$0.29

NOTE 14 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended June 30, 2012 and 2011 all material assets and revenues of the Company were in the United States.

NOTE 15 - SUBSEQUENT EVENTS

During the month of July, 2012 our convertible noteholders converted $609, 606 of their notes balance into 8,560,944 of our common stock. In addition we sold 2,860,125 common stock units as part of a PIPE transaction that closed in July, 2012, and we had warrants exercised into 675,000 of our common stock in July, 2012. Other than the disclosures shown, management did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three and nine months ended June 30, 2012 and 2011 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

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

Major shifts in data center environments toward virtual and cloud based infrastructures have compounded the need for storage resources that can handle the complex and mixed systems that combine both file and block data.  Unified Data Storage from IceWEB addresses this complexity by providing a unified environment to enable virtualization and cloud computing deployments, protection, and cost savings.  Unified Data Storage also provides cost savings through optimized storage utilization, made possible through IceWEB’s IceSTORMtm Operating Systems.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2011

The following table provides an overview of certain key factors of our results of operations for the three months ended June 30, 2012 as compared to the three months ended March 31, 2011:

	Three months ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net Revenues	$654,996	$719,727	$2,546,852	$2,514,164
Cost of sales	444,015	380,784	1,669,704	1,317,299
Operating Expenses:
Sales and marketing expense	308,698	123,955	641,255	898,299
Depreciation and amortization	33,797	124,831	149,435	418,625
Research and development	289,242	187,810	708,325	547,579
General and administrative	438,795	495,963	1,331,939	1,617,786
Total operating expenses	1,070,532	932,559	2,830,954	3,482,289
Loss from operation	(859,551)	(593,616)	(1,953,806)	(2,285,424)
Total other income (expense)	(3,140,324)	(104,653)	(4,569,124)	(302,908)
Net income (loss)	$(3,999,875)	$(698,269)	$(6,522,930)	$(2,588,332)

Other Key Indicators:

	Three months ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Cost of sales as a percentage of revenues	67.8%	52.9%	65.6%	52.4%
Gross profit margin	32.2%	47.1%	34.4%	47.6%
General and administrative expenses as a percentage of revenues	67.0%	68.9%	52.3%	64.3%
Total operating expenses as a percentage of revenues	163.4%	129.6%	111.2%	138.5%

Nine Months ended June 30, 2012

Revenues

For the Nine Months Ended June 30, 2012, we reported revenues of $2,546,852 as compared to revenues of $2,514,164 for the Nine Months Ended June 30, 2011, an increase of $32,688 or approximately 1%.

Cost of Sales

Our cost of sales consists primarily of component parts for the manufacture of our storage products. For the Nine Months Ended June 30, 2012, cost of sales was $1,669,704, or approximately 65.6% of revenues, compared to $1,317,299, or approximately 52.4% of revenues for the Nine Months Ended June 30, 2011. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the Nine Months Ended June 30, 2012 as compared to the Nine Months Ended June 30, 2011 was the result of pricing pressure to win sales opportunities during the Nine Months Ended June 30, 2012 as a percentage of total revenue, as well as increased component costs which resulted from the disruption in the world wide supply of hard drives stemming from the flooding in Thailand in October, 2011. We anticipate that our gross profit margins will remain in the range of 30% to 45% through the balance of fiscal 2012.

Total Operating Expenses

Our total operating expenses decreased approximately 19% to $2,830,954 for the Nine Months Ended June 30, 2012 as compared to $3,482,289 for the Nine Months Ended June 30, 2011. These changes include:

•          Sales and marketing expense . Sales and marketing expense includes salaries, commission, occupancy, telephone, travel, and entertainment expenses for direct sales personnel.  For the Nine Months Ended June 30, 2012, sales and marketing costs were $641,255 as compared to $898,299 for the Nine Months Ended June 30, 2011, a decrease of $257,044 or approximately 29%.  The decrease is primarily due to lower sales and marketing headcount.

•          Depreciation and amortization expense . For the Nine Months Ended June 30, 2012, depreciation and amortization expense amounted to $149,435 as compared to $418,625 for the Nine Months Ended June 30, 2011, a decrease of $269,190 or 64%.

•          Research and development . For the Nine Months Ended June 30, 2012, research and development costs were $708,325 as compared to $547,579 for the Nine Months Ended June 30, 2011, an increase of $160,745 or approximately 29%.  Research and development expense is higher due to higher headcount and consulting costs to support our efforts in product development.

•          General and administrative expense . For the Nine Months Ended June 30, 2012, general and administrative expenses were $1,331,939 as compared to $1,617,786 for the Nine Months Ended June 30, 2011, a decrease of $285,847 or approximately 18%. For the Nine Months Ended June 30, 2012 and 2011 general and administrative expenses consisted of the following:

	Fiscal Q3	Fiscal Q3
	2012	2011
Occupancy	$28,747	$24,227
Consulting	7,480	77,874
Employee compensation	570,691	896,012
Professional fees	133,531	57,895
Internet/Phone	4,988	16,744
Travel/Entertainment	27,492	29,787
Investor Relations	430,271	251,568
Insurance	11,771	31,073
Other	116,968	232,606
	$1,331,939	$1,617,786

•	For the Nine Months Ended June 30, 2012, Occupancy expense increased to $28,747 as compared to $24,227, primarily due to an increased allocation of rent expense to administration.

•	For the Nine Months Ended June 30, 2012, Consulting expense decreased to $7,480 as compared to $77,874. Consulting expense decreased primarily as a result of nonrecurring recruiting costs incurred to hire engineering, sale and marketing personnel incurred in the prior year.

•	For the Nine Months Ended June 30, 2012, salaries and related expenses decreased to $570,691 as compared to $896,012, a decrease of $325,321. The decrease is due primarily to lower non-cash compensation expense of $39,302 as compared to $304,039.

•	For the Nine Months Ended June 30, 2012, Professional fees expense increased to $133,531 as compared to $57,895. Professional fees expense increased due to increased costs related to intellectual property patent applications and other legal fees.

•	For the Nine Months Ended June 30, 2012, internet and telephone expense decreased to $4,988 as compared to $16,744. The decrease was primarily due to cost-cutting measures implemented by the Company.

•	For the Nine Months Ended June 30, 2012, travel and entertainment expense decreased to $27,492 as compared to $29,787. The decrease was primarily due to less travel related to investor relations and analyst meetings.

•	For the Nine Months Ended June 30, 2012 Other expense amounted to $116,968 as compared to $232,606 for the Nine Months Ended June 30, 2011, a decrease of $115,638. The decrease is primarily related to increased bad debt expense of $100,000 during the three months ended June 30, 2011, which do not recur in the current year quarter.

•	For the Nine Months Ended June 30, 2012 Investor relations expense increased to $430,271 as compared to $251,568 for the Nine Months Ended June 30, 2011. The increase is due to increased investor relations activity.

•	For the Nine Months Ended June 30, 2012, insurance expense decreased to $11,771 as compared to $31,073. The decrease was primarily due to cost cutting measures.

We anticipate that general and administrative expenses will remain stable for the balance of fiscal 2012.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,953,806 for the Nine Months Ended June 30, 2012 as compared to a loss from operations of $2,285,424 for the Nine Months Ended June 30, 2011, a decreased loss of of $331,618 or approximately 15%.

OTHER INCOME (EXPENSES)

Interest Expense .  For the Nine Months Ended June 30, 2012, interest expense amounted to $1,796,060 as compared to $302,908 for the Nine Months Ended June 30, 2011, an increase of $1,493,152 or 493%. The increase in interest expense is primarily attributable to the amortization of the discount on our outstanding convertible debentures.

Loss on change of fair value of derivative liability. For the Nine Months Ended June 30, 2012 we incurred an increase in the value of the derivative liability of $2,773,086. We had no derivative liabilities during the nine months ended June 30, 2011.

NET INCOME/ LOSS

Our net loss was $6,522,930 for the Nine Months Ended June 30, 2012 compared to a net loss of $2,588,332 for the Nine Months Ended June 30, 2011.

Three Month Period ended June 30, 2012

Revenues

For the three months ended June 30, 2012, we reported revenues of $654,996 as compared to revenues of $719,727 for the three months ended June 30, 2011, a decrease of $64,731 or approximately 9%.

Cost of Sales

Our cost of sales consists of component parts for the manufacture of our storage products. For the three months ended June 30, 2012, cost of sales was $444,045, or approximately 67.8% of revenues, compared to $380,784, or approximately 52.9% of revenues, for the three months ended June 30, 2011. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was the result of lower margins on competitive opportunities in order to win deals.

Total Operating Expenses

Our total operating expenses increased approximately 15% to $1,070,532 for the three months ended June 30, 2012 as compared to $932,559 for the three months ended June 30, 2011. These changes include:

•            Sales and marketing expense . For the three months ended June 30, 2012, sales and marketing expenses were $308,698 as compared to $123,955 for the three months ended June 30, 2011, an increase of $184,743 or approximately 149%. The increase was due to increased headcount and the rollout of our inside sales efforts during the three months ended June 30, 2012.

•            Depreciation and amortization expense . For the three months ended June 30, 2012, depreciation and amortization expense amounted to $33,797 as compared to $124,831 for the three months ended June 30, 2011, a decrease of $91,034 or 73%.

•          Research and development . For the three months ended June 30, 2012, research and development costs were $289,242 as compared to $187,810 for the three months ended June 30, 2011, an increase of $101,432 or approximately 54%.  Research and development expense is higher due to higher headcount and consulting costs as we continue to invest in product development.

•            General and administrative expense . For the three months ended June 30, 2012, general and administrative expenses were $438,795 as compared to $495,963 for the three months ended June 30, 2011, a decrease of $57,169 approximately 12%. For the three months ended June 30, 2012 and 2011 general and administrative expenses consisted of the following:

	Fiscal Q3	Fiscal Q3
	2012	2011
Occupancy	$9,292	$7,769
Consulting	3,015	2,950
Employee compensation	168,857	338,649
Professional fees	28,017	25,436
Internet/Phone	1,578	4,108
Travel/Entertainment	10,333	13,667
Investor Relations	169,040	45,332
Insurance	6,053	8,610
Other	42,609	49,442
	$438,795	$495,963

•	For the three months ended June 30, 2012, Occupancy expense increased to $9,292 as compared to $7,769.

•	For the three months ended June 30, 2012, Consulting expense increased to $3,015 as compared to $2,950, an increase of $65.

•	For the three months ended June 30, 2012, salaries and related expenses decreased to $168,857 as compared to $338,649, a decrease of $169,792, or 50%. The decrease is due primarily to a decrease in non-cash stock and option based compensation expense.

•	For the three months ended June 30, 2012, Professional fees expense increased to $28,017 as compared to $25,436. Professional fees expense increased primarily as a result of an increase in legal fees incurred related to business development activities.

•	For the three months ended June 30, 2012, Internet/Phone expense decreased to $1,578 as compared to $4,108. Phone expense decreased primarily due to cost-cutting measures implemented by the Company.

•	For the three months ended June 30, 2012, travel and entertainment expense decreased to $10,333 as compared to $13,667. Travel and entertainment expense decreased due to decreased travel for investor relations and general corporate travel activity.

•	For the three months ended June 30, 2012, Insurance expense decreased to $6,053 as compared to $8,610, as a result of cost-cutting measures.

•	For the three months ended June 30, 2012 Other expense amounted to $42,609 as compared to $49,442 for the three months ended June 30, 2011.

•	For the three months ended June 30, 2012 Investor relations expense increased to $169,040 as compared to $45,332 for the three months ended June 30, 2011. The increase is due to increased investor relations activity.

LOSS FROM OPERATIONS

We reported a loss from operations of $859,551 for the three months ended June 30, 2012 as compared to a loss from operations of $593,616 for the three months ended June 30, 2011, an increase in loss of $265,935 or approximately 45%.

OTHER INCOME (EXPENSES)

Interest Expense . For the three months ended June 30, 2012, interest expense amounted to $984,317 as compared to $104,653 for the three months ended June 30, 2011, an increase of $672,566 or 643%. The increase in interest expense is primarily attributable to the amortization of the discount on our outstanding convertible debentures.

Loss on change of fair value of derivative liability. For the three months ended June 30, 2012 we incurred an increase in the value of the derivative liability of $2,156,007.

NET INCOME/ LOSS

Our net loss was $3,999,875 for the three months ended June 30, 2012 compared to a net loss of $698,269 for the three months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2012 and September 30, 2011:

	June 30,	September 30,	$	%
	2012	2011	Change	Change
Working Capital	$(5,462,640)	$(1,713,333)	$(3,749,307)	218.8%

Cash	774,012	4,120	769,892	18,687.0%
Accounts receivable, net	1,336,591	1,182,060	154,531	13.1%
Inventory	282,602	55,981	226,621	404.8%
Total current assets	2,437,404	2,450,806	(13,402)	(0.5%)
Property and equipment, net	354,643	252,835	101,808	40.3%
Marketable Securities	164,000	115,200	48,800	42.3%
Deferred financing costs, net	107,180	-	107,180	N/A
Total assets	3,078,091	2,832,161	245,930	8.7%

Accounts payable and accrued liabilities	1,032,235	2,186,691	(1,154,456)	(52.8%)
Notes payable	2,016,245	1,972,544	(43,701)	(2.2%)
Convertible notes payable, net of discount	328,478	-	328,478	0.0%
Derivative liability	4,523,086	-	4,523,086	0.0%
Total current liabilities	7,900,044	4,164,139	3,735,905	89.7%
Accumulated deficit	(40,851,010)	(34,328,080)	(6,522,930)	19.0%
Stockholders’ deficit	(4,821,953)	(1,331,978)	(3,489,973)	262.0%

Net cash used in operating activities was $4,375,749 for the Nine Months Ended June 30, 2012 as compared to net cash used in operating activities of $1,827,791 for the Nine Months Ended March 31, 2011, an increase in loss of $2,547,958.  For the Nine Months Ended June 30, 2012, we had a loss of $6,522,930 offset by non-cash items such as depreciation and amortization expense of $115,639, share-based compensation expense of $56,615, amortization of deferred finance costs of $371,737, and decreases from changes in assets and liabilities of $1,376,994. During the Nine Months Ended June 30, 2012 we experienced an increase in accounts receivable of $154,531, and a decrease in accounts payable during the period of $989,192.  For the nine months ended June 30, 2011, we had a loss of $2,588,332 offset by non-cash items such as depreciation and amortization expense of $418,625, share-based compensation expense of $585,000, and decreases from changes in assets and liabilities of $356,452. During the nine months ended June 30, 2011 we experienced an increase in accounts receivable of $310,677, and a decrease in accounts payable during the period of $61,035

Net cash used in investing activities for the Nine Months Ended June 30, 2012 was $250,446 as compared to net cash used in investing activities of $60,061 for the Nine Months Ended June 30, 2011. During the Nine Months Ended June 30, 2012, we used cash of $217,446 for property and equipment purchases, and $33,000 for the purchase of 3,300,000 of VOIS Inc. common stock.   During the Nine Months Ended June 30, 2011, we used cash of $60,061 for property and equipment purchases.

Net cash provided by financing activities for the Nine Months Ended June 30, 2012 was $5,396,087 as compared to net cash provided of $1,351,880 for the Nine Months Ended June 30, 2011.  For the Nine Months Ended June 30, 2012, net cash provided by financing activities related to proceeds received from subscriptions receivable of $1,171,520, proceeds from notes payable of $301,896 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the issuance of convertible notes of $1,750,000, proceeds from the exercise of common stock options of $180,717, proceeds from the conversion of common stock warrants of $102,460, payments on the convertible debenture with common stock of $884,612, proceeds from the sale of restricted stock of $1,834,347, offset by repayments on notes payable of $258,195 which were to pay down the balance on the Sand Hill Finance LLC factoring line, and payment of deferred financing costs of $571,270.   For the nine months ended June 30, 2011, net cash provided by financing activities related to proceeds received from notes payable of $818,481 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $720,148, and proceeds from the sale or restricted stock of $409,464, offset by repayments on notes payable of $596,213 which were to pay down the balance on the Sand Hill Finance LLC factoring line.

At June 30, 2012 we had a working capital deficit of $5,462,640 and an accumulated deficit of $40,851,010.  The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2011 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. While our sales increased slightly during the Nine Months Ended June 30, 2012, our gross profit margin was approximately 34.4% and our sales were not sufficient to pay our operating expenses. We reported a net loss of $6,522,930 for the Nine Months Ended June 30, 2012.  There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At June 30, 2012 we had cash on hand of $774,012.  In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At June 30, 2012 we owed Sand Hill Finance, LLC $2,016,245 under this accounts receivable line.

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

Changes in internal control over financial reporting . There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

At June 30, 2012 there are no known, pending or threatened, legal actions.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During June, 2012 we sold approximately 10,595,833 restricted stock units at $0.12/unit.  Each unit consists of one share of common stock and a warrant exercisable for one share of common stock.  The warrants have a five year life, an exercise price of $0.15/share, and are callable if the Company’s common stock trades over $0.25/share for ten consecutive trading days.

Meyers Associates, LP acted as the placement agent in connection with the sale the securities and as compensation received a cash fee of approximately $127,150, and warrants to purchase approximately 1,059,584 shares of the Company’s common stock at a price per share of $0.15.

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

ICEWEB, INC.

	By:	/s/ Rob Howe
August 14, 2012	Rob Howe,
Chief Executive Officer, principal executive officer

	By:	/s/ Mark B. Lucky
August 14, 2012	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer

- 32 -