Form 10-K
period 2012-09-30
ICEWEB INC
filed 2012-12-31
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was $ 29,056,998.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. The number of common shares issued and outstanding as of December 28, 2012 was 234,979,529 shares.

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

This Annual Report on Form 10-K contains statements that are considered forward-looking statements. Forward-looking statements give our current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate”, “believe”, “continue”, “estimate”, “expect”, “intend”, “may”, “plan”, and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on our current plans, and our actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. We undertake no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

OTHER PERTINENT INFORMATION

When used in this report, the terms the “Company”, “IceWEB”, "we", "our", and "us" refers to IceWEB, Inc., a Delaware corporation, and our subsidiaries. When used in this report, “fiscal year 2012” or “fiscal 2012” means the year ended September 30, 2012, "fiscal year 2011" or “fiscal 2011” means the year ended September 30, 2011 and “fiscal year 2013” or “fiscal 2013” means the year ending September 30, 2013. The information which appears on our Web sites is not part of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OF ICEWEB

OVERVIEW

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

IceWEB unified data storage line of products

Our high performance unified data storage solutions make it possible to operate and manage files and applications from a single device. File-based and block-based access data are consolidated in a single storage platform which supports Fibre Channel SAN, IP-based SAN (iSCSI), and NAS (network attached storage).

Our unified storage system simultaneously enables storage of file data and handles the block-based I/O (input/output) of enterprise applications.  One advantage of unified storage is reduced hardware requirements. Instead of separate storage platforms, like NAS for file-based storage and a RAID disk array for block-based storage, unified storage combines both in a single device. Alternatively, a single device could be deployed for either file or block storage.

In addition to reduced capital expenditures for the enterprise, unified storage systems can also be simpler to manage than separate products since our IceWEB Storage System offers one platform for file and block data of all kinds .   Whether it is Microsoft Exchange, SQL Server or Oracle databases, virtualized environments, scanned images, files, video, pictures, graphics, or voice data, we believe our products maximize the efficiency of storage by centralizing all data on one platform secured with strong data protection capabilities.

The all-inclusive IceWEB Storage System includes de-duplication; unlimited snapshots; thin provisioning; local or remote, real-time or scheduled replication; capacity and utilization reporting, and integration with virtual server environments.  Unified storage systems enjoy the same level of reliability as dedicated file or block storage systems

We believe our product offerings have broad appeal in the enterprise and federal marketplaces, and are used as core building blocks (enabling technologies) of business critical storage infrastructure for a diverse group of data intensive key vertical market segments such as geospatial information systems, entertainment, security and defense, higher education, Internet service providers, managed service providers, oil and gas, and health care. We believe our storage systems delivers levels of performance, scalability, versatility and simplicity that exceed existing network storage alternatives. Our unified network storage offering is deployed as storage operating system software on our NAS and our storage area network (SAN) hardware products. This unified network storage environment empowers companies to:

-	Quickly and easily deploy large complex data storage infrastructure environments
-	Reduce administrative costs for managing their storage by making complex technical tasks far more simple to accomplish
-	Reduce hardware and capital expenditure costs by more effectively using the storage within the system and repurposing older legacy hardware
-	Protect their business critical data by leveraging our built-in data replication features
-	Integrate with emerging server virtualization software (VMWare, Citrix Xen and Microsoft’s Hyper V) to better manage those solutions

Our file management system replaces complex and performance-limited competitive products with high performance, scalable and easy to use systems capable of handling the most data-intensive applications and environments. We believe that our solution delivers three key benefits:

•	Performance - which equals or exceeds all competitive products
•	Management – which requires less expertise and provides ease of use for overburdened technical staffers
•	Cost – our solutions typically can be deployed costing far less than those of ours competitors while delivering feature-rich performance with comprehensive, yet easy-to-use management.

Competitive Landscape

We compete with other storage vendors such as Compellent Technologies, Inc., Isilon Systems, Inc., and HP LeftHand Networks. In addition, we find ourselves becoming an alternative in our customers’ eyes to purchasing additional equipment from large and expensive legacy storage providers such as EMC Corporation, IBM, Network Appliance and Hitachi Data Systems.

With the demand for data storage growing exponentially within all organizations, budgetary and common sense decision making is creating a second tier storage marketplace where our IceWEB 3000 products are perceived as compelling data storage solutions. Based upon our review of the market, we believe some customers are searching for alternatives from the high costs and hardware replacement upgrades often required by the larger Tier 1 storage providers, who push expensive upgrades to satisfy to meet their billion dollar revenue growth commitments. Instead, some customers are opting to deploy our products with versatile and feature rich capabilities.

Purpose Built Network and Data Appliances

We have been building purpose built network and data appliances for several years. Purpose built network and data appliances are devices which provide computing resources, including processors and memory, data storage, and specific software for specific applications. In 2012 we introduced a cloud storage appliance, a device which allows organizations and/or service providers to rapidly and easily deploy cloud based storage services to their constituents and customers. We are aggressively pursuing other purpose built appliance opportunities and anticipate that this strategy will begin to contribute significantly to our business ramping over the next six months Our goal is that the appliance business segment grows to contribute approximately 20% of overall business revenue by the end of fiscal year 2013. We expect to achieve this through our ongoing sales, marketing and research and development efforts, funded by operations.

Cloud Computing Products and Services

Cloud Storage Appliances (CSA)

We have focused our engineering and research and development efforts on crafting our products to perform as scalable ‘building blocks’ for those companies or service providers wishing to rapidly deploy high performance infrastructure to enable delivery of cloud-based services. In September 2009 we introduced a line of devices called “cloud storage appliances” or CSAs. A cloud storage appliance is a purpose built storage device configured for either branch office or central site deployment which allows the housing and delivery of customer data across not only their internal networking infrastructure, but also to make that data available to employees or business partners securely via the Internet, often called the cloud. The CSA line has been built to address concerns   within the enterprise marketplace which revolve around hesitation to entrust corporate data to third party providers such as Amazon S3, Mozy, Nirvanix, and others. The CSA line also addresses additional concerns about data access latency and performance.

By implementing our CSA devices, we believe companies can gain all of the benefits of cloud computing, while mitigating the impact of long-term contracts frequently required by vendors, and reducing the potential for security breaches. High performance data transfers are maintained by back-hauling the data and replicating it from remote branch offices across existing wide area network links to the corporate IT infrastructure. We believe an additional benefit derived from the deployment of private or hybrid storage clouds on the CSA products is that companies may not be required to pay per-megabyte or per-gigabyte transfer and storage fees to third party service companies.

Customers

Our products have been sold to customers in the U.S., Canada and Europe across a broad range of industries, including GIS; oil and gas; state, local and federal government; and healthcare. We believe that our customers have a high level of satisfaction with our products and services. During the year ended September 30, 2012 one customer accounted for 40% or more of our consolidated revenue.

Sales and Marketing

We sell of all of our products via full “channel-based” model. In a channel-based sales model, companies with products or services build partnerships with systems integrators, other manufacturers, vertical companies such as ESRI and Spot Image, and distributors and leverage the sales resources of those groups to drive sales of products/services. We believe that the value of a channel-based sales model is twofold. First it allows us to grow total sales volume significantly while keeping sales staff, and our general and administrative expenses, low. Rather than building a significant worldwide sales force of our own, this model allows us to build a small channel organization responsible for identification, training and support of partner organizations to ensure their success and productivity. The second value of the channel-based model is that partners bring their own knowledge of key accounts and have relationships already in place which compresses the sales cycle and increases the close ratio on new business, with the goal of generating more sales for our company’s products and services.

We continue to aggressively pursue partner agreements to increase our sales and market exposure and footprint. These partner agreements typically take between three and six months to develop prior to materially increasing sales revenues.

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

Competition

The market for our storage is highly competitive and likely to become even more competitive in the future. Established companies have historically dominated the storage market, including EMC, Network Appliance, Dell, Hewlett-Packard, Sun Microsystems, Hitachi Data Systems and IBM.

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

We believe that we compete effectively across all of these factors. In particular, we believe that our product architecture provides significant competitive advantages in terms of performance, scalability, ease of management and low total cost of ownership. Historically, our OEM partners have provided us with a significant number of reference accounts which address credibility and helps in our marketing efforts to new customers.

Many of the competitors have longer operating histories, better name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources than we have. Competitors may also be able to devote greater resources to the development, promotion, sale and support of their products. Competitors may also have more extensive customer bases and broader customer relationships than we do, including relationships with potential our customers.

Research and Development

Research and development expenses consist primarily of personnel-related expenses, costs of prototype equipment, costs of using contractors, allocated facility and IT overhead expenses and depreciation of equipment used in research and development activities. We expense research and development costs as incurred. Our research and development expenses were $1,046,026 and $790,048, in fiscal 2012 and fiscal 2011, respectively. Subject to the availability of sufficient capital, we intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. As a result, we expect research and development expenses to increase in absolute dollars, although we expect these expenses to decrease as a percentage of revenue.

Intellectual Property

Success in our technological markets depends, in part, upon our ability to obtain and maintain proprietary protection for our products, technology and know-how. This must be accomplished without infringing the proprietary rights of others and while simultaneously preventing others from infringing upon our proprietary rights.

We seek to protect our proprietary positions by, among other methods, filing patent applications. Patent efforts are focused in the United States and, when justified by cost and strategic importance, we plan to file related foreign patent applications in jurisdictions such as the European Union and Japan. We are in the process of preparing filings for two or more provisional patents for our cloud storage appliance and WISCSI technologies which we anticipate will happen in our fiscal second quarter of 2013.

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

Trademarks are used on some of the our products and these distinctive marks may be an important factor in marketing the products. Inline® and Inline logo trademarks have been registered in the United States.

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

On March 21, 2002, we executed an Agreement and Plan of Merger with IceWEB Communications, Inc., a Delaware corporation and its security holders. Founded in 2000, IceWEB Communications, Inc. enabled interactive communications and education on the web. In June 2001, it had acquired the assets in bankruptcy of Learning Stream, Inc., a provider of streaming services. Pursuant to the agreement, each of the 22,720,500 shares of common stock of IceWEB Communications, Inc. issued and outstanding immediately prior to the merger were converted into the right to receive 0.13375 shares of our common stock, for an aggregate of 303,888 shares of common stock. Each of the warrants to purchase an aggregate of 680,125 shares of IceWEB Communications, Inc. common stock issued and outstanding immediately prior to the merger were converted into the right to receive one warrant to purchase 0.13375 shares of our common stock upon exercise of said warrant.

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

In May 2004, we acquired substantially all of the assets of DevElements, Inc. of Virginia, including software licenses, source code, potential patents and trademarks, cash, hardware, and equipment. As consideration for the purchase of the assets, we paid DevElements $100,000 and agreed to the assumption of liabilities up to an aggregate of $150,000. In exchange for the 19% interest in DevElements, we issued to the security holders of DevElements 187,500 shares of our common stock and options to purchase 187,500 shares of common stock exercisable at a price of $27.20 per share and expiring May 13, 2009. We issued to the security holders options to purchase 6,250 shares, which were contingently exercisable upon the satisfaction of certain performance criteria. The performance criteria, which required contracts, task orders and other work assignments involving billing of at least $840,000 during the six-month period ending November 13, 2004, was not met and the options were cancelled.

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

EMPLOYEES

At December 20, 2012 we had 15 full-time employees, including our executive officers.  None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

RISKS RELATED TO OUR COMPANY

WE HAVE AN ACCUMULATED DEFICIT AND MAY HAVE CONTINUING LOSSES THAT WOULD RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS ABSENT MATERIAL INCREASES IN REVENUES.

We had an accumulated deficit of approximately $40.8 million at September 30, 2012. For the years ended September 30, 2012 and 2011, we had a net loss of approximately $6.5 million and approximately $4.7 million, respectively. In fiscal year 2012, cash used in operations was approximately $3.9 million. The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended September 30, 2012 contains a qualification expressing substantial doubt as to our ability to continue as a going concern as a result of net losses and cash used in operations. We cannot assure prospective investors that sales will increase in future periods, nor can we assure prospective investors that they will not further decrease. We expect to potentially make significant expenditures related to the development of the business, potentially including hiring additional personnel relating to sales and marketing, customer service and support and technology development. As a result of these increased expenditures, we will be required to generate and sustain increased revenue to achieve profitability. As long as cash flow from operations remains insufficient to fund operations, we will continue depleting cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect its ability to continue as a going concern. In this event, prospective investors could lose all of their investment in our company.

OUR SALES HAVE DECLINED SUBSTANTIALLY IN THE THIRD AND FOURTH QUARTERS FROM PRIOR PERIODS AND THERE ARE NO ASSURANCES OUR SALES WILL RETURN TO HISTORIC LEVELS.

Due to the untimely passing of our Chief Executive Officer in May, 2012, we experienced a significant decrease in sales momentum as customers, vendors, and partners put their purchasing decisions on hold until we could reassure them that we were going to be able to provide them with products and services and were able to continue our operations. We cannot assure you that our operations will achieve the level of historic sales in future periods.

WE HAVE ENTERED INTO A LOAN ARRANGEMENT WITH A COMPANY CONTROLLED BY OUR INDEPENDENT DIRECTORS WHICH COULD CAUSE A CONFLICT OF INTEREST.

In November 2012 we entered into a Loan Agreement with IWEB Growth Fund, LLC, a company which was recently established by Messrs. Compton, Bush, Carosi, Pirtle and Stavish and General Soyster, our independent directors. Under the terms of the Loan Agreement, IWEB Growth Fund agreed to make one or more loans to us up to the total principal amount of $1.5 million and as of the date hereof we have borrowed $111,000 from it under one year 12% secured notes. Under the terms of these loans, we granted IWEB Growth Fund a second position security interest in all of our assets and executed a confession of judgment. Any additional amounts to be lent to us under this master agreement are at the discretion of the lender and there are no assurances any additional funds will be available to us. In addition, there are no assurances that the terms of these loans are as favorable to us as we might have received from unrelated third parties. Lastly, should we fail to pay these obligations when due, the lender could seek to foreclose on our assets or otherwise obtain a judgment against us. As the principals of the lender are members of our Board of Directors, there are no assurances that these potential conflicts of interests will be settled in a manner favorable to the Company.

WE MAY NEED ADDITIONAL FINANCING WHICH IT MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS, IF AT ALL. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND TO FUND OUR ONGOING OPERATIONS MAY BE IN JEOPARDY.

Historically, our operations have been financed primarily through the issuance of equity and short-term loans. Capital is typically needed not only to fund ongoing operations and to pay existing obligations, but capital is also necessary if we wish to acquire additional assets or companies and for the effective integration, operation and expansion of these businesses. Future capital requirements, however, depend on a number of factors, including the ability to internally grow revenues, manage the business and control expenses. At September 30, 2012, we had a working capital deficit of $2,904,559 as compared to a working capital deficit of $1,713,333 at September 30, 2011. We may need to raise additional capital to fund ongoing operations, pay existing obligations and fund future growth. There are no assurances that additional working capital will be available in the future upon terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs, make additional acquisitions, grow the company, and continue our existing business and operations may be in jeopardy. In this event, prospective investors could lose all of their investment in our company.

THE LOSS OF KEY SENIOR MANAGEMENT PERSONNEL, INCLUDING THE RECENT DEATH OF OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, COULD NEGATIVELY AFFECT OUR BUSINESS.

In May 2012, our Chairman and Chief Executive Officer, John R. Signorello, passed away. Hal Compton, Sr., a member of the board of directors, assumed the role as interim Chief Executive Officer, and Mark Lucky, our Chief Financial Officer, served as interim Chief Operating Officer. In July 2012 Mr. Robert Howe III joined our company as Chief Executive Officer. Without Mr. Signorello’s participation in our company’s business and operations, we could experience negative impacts to our business, future operating profits and results of operations. In addition, we depend upon our senior management and other key personnel, including Messrs. Howe and Lucky. The loss of these individuals or any of our other current or future executive officers or key employees could harm our business, future operating prospects and results of operations. Additionally, we do not currently maintain “key person” life insurance policies on the lives of any of our executive officers. This lack of insurance means that we may not receive adequate compensation for the loss of services of these individuals.

WE RELY ON VALUE-ADDED RESELLERS AND OTHER DISTRIBUTION PARTNERS TO SELL SUBSTANTIALLY ALL OF OUR PRODUCTS. FAILURE TO DEVELOP AND MANAGE, OR DISRUPTIONS TO, OUR DISTRIBUTION CHANNELS WOULD ADVERSELY AFFECT ITS BUSINESS.

Our ability to maintain or increase revenue will depend in part on our ability to maintain arrangements with existing resellers and other distribution partners, which we refer to as “channel partners,” and to establish and expand arrangements with new channel partners. If we fail to do so, future revenue could be harmed. Additionally, by relying on channel partners, we have less contact with the ultimate users of our products, which may make it difficult for us to establish and increase brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand distribution channels, we must continue to scale and improve the processes and procedures that support these channels, including investment in systems and training. Those processes and procedures may become increasingly complex and difficult to manage as we expand our organization.

We have no minimum purchase commitments from any channel partners, and contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Competitors may provide incentives to existing and potential channel partners to favor their products. Channel partners may choose not to offer our products exclusively or at all. Establishing relationships with channel partners who have a history of selling competitors’ products may also prove to be difficult. Failure to establish and maintain successful relationships with channel partners would seriously harm our business and operating results.

WE RECEIVE A SUBSTANTIAL PORTION OF REVENUE FROM A LIMITED NUMBER OF CUSTOMERS AND CHANNEL PARTNERS, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN, ORDERS FROM ONE OR MORE OF OUR MAJOR CHANNEL PARTNERS WOULD HARM OUR BUSINESS.

Our future success is highly dependent upon establishing and successfully maintaining relationships with a large number of channel partners. We market and sell our IceWEB unified data storage products through an all-channel assisted sales model and we derive substantially all of our revenue from these channel partners. We receive a substantial portion of revenue from a limited number of channel partners. We anticipate that we will continue to receive a significant portion of revenue from a limited number of channel partners for the foreseeable future and, in some cases, a portion of revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner could harm our business.

IF WE ARE UNABLE TO CONTINUE TO DEVELOP AND INTRODUCE NEW PRODUCTS AND RESPOND TO TECHNOLOGICAL CHANGES, REVENUE COULD BE REDUCED.

Future growth depends on the successful development and introduction of new systems and software products. Due to the complexity of network storage systems, these products are subject to significant technical risks that may impact our ability to introduce these products successfully. Our new products also may not achieve market acceptance. In addition, new products must respond to technological changes and evolving industry standards. If we are unable for technological or other reasons to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if these products do not achieve market acceptance, revenue could be reduced.

IMPROVEMENTS IN ALTERNATIVE MEANS TO ACCELERATE STORAGE PERFORMANCE OR REDUCE STORAGE COSTS COULD HARM OUR BUSINESS AS THE DEMAND FOR ITS SYSTEMS MAY BE REDUCED.

Our products are designed to improve the performance of many applications, including applications that are based on Microsoft Corporation’s protocols. Accordingly, changes to Microsoft application protocols such as to accelerate storage performance or reduce storage costs may reduce the need for our products, adversely affecting our business, operating results and financial condition. Changes in other application protocols or in the Transmission Control Protocol, the set of rules used to send data in the form of message units between computers over the Internet, could have a similar effect.

IF WE ARE UNABLE TO CONTINUE TO CREATE ATTRACTIVE INNOVATIONS IN SOFTWARE AND HARDWARE, WE MAY NOT BE ABLE TO GENERATE HIGH-MARGIN REVENUE THAT WILL ENABLE US TO MAINTAIN OR INCREASE GROSS PROFITS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

Our industry has a history of declining network storage hardware prices as measured on a “dollar per gigabyte of storage capacity” basis. To maintain or increase gross profits, we will need to continue to create attractive software that is included with network storage systems and/or sold separately as licensed software applications. Any new feature or application that we develop or acquire may not be introduced in a timely or cost- effective manner and may not achieve the broad market acceptance necessary to help increase overall gross margin. If we are unable to successfully develop or acquire and then market and sell additional software and hardware functionality, our business could be adversely affected.

OUR ABILITY TO SELL OUR PRODUCTS IS HIGHLY DEPENDENT ON THE QUALITY OF OUR SUPPORT SERVICES, AND ANY FAILURE TO OFFER HIGH-QUALITY SUPPORT SERVICES COULD REDUCE PRODUCT SALES AND REVENUE.

After our products are deployed within our customers’ networks, customers depend on our support services organization to resolve issues relating to our products and how they perform within the customer’s environment. High-quality support services are critical for the successful marketing and sale of our products. If we do not succeed in helping our customers to quickly resolve post-deployment issues and provide ongoing support if our partners do not effectively assist customers in deploying products, it would adversely affect our ability to sell products to existing customers and could harm prospects with potential customers. As a result, failure to maintain high-quality support services could reduce product sales and revenue.

OUR PRODUCTS ARE HIGHLY TECHNICAL AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE DEFECTS, WHICH COULD CAUSE DATA UNAVAILABILITY, LOSS OR CORRUPTION THAT MIGHT, IN TURN, RESULT IN LIABILITY TO CUSTOMERS, HARM TO ICEWEB’S REPUTATION AND/OR A REDUCTION OF PRODUCT SALES AND REVENUE.

Our network storage products are highly technical and complex and are often used to store information critical to customers’ business operations. Our products have contained and may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, loss or corruption or other harm to customers. Some errors in our products may only be discovered after they have been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release, as well as any computer virus or human error on the part of our customer support or other personnel resulting in the unavailability, loss or corruption of a customer’s data, could result in a loss of customers or increased support and warranty costs, any of which may adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may be difficult to enforce. Defending a lawsuit, regardless of its merit, could be costly and might divert management’s attention and adversely affect the market’s perception of our company and our products. In addition, if our business liability insurance coverage proves inadequate for a claim, or future coverage is unavailable on acceptable terms or at all, product sales and revenue could be reduced.

THE FACTORING AGREEMENT WITH SAND HILL FINANCE, LLC CONTAINS CERTAIN TERMS WHICH MAY ADVERSELY AFFECT THE COMPANY’S ABILITY TO RAISE CAPITAL IN FUTURE PERIODS.

We are a party to a Finance Agreement with Sand Hill Finance, LLC for an accounts receivable factoring line. As of September 30, 2012, the principal balance on the factoring line was $2,059,582. Under the terms of the Finance Agreement, we agreed not to take certain actions including undertaking a transaction which would result in a change of control of IceWEB or the transfer of more than 50% of its securities and incurring any indebtedness other than trade credit in the ordinary course of business. These restrictions may limit our ability to raise working capital as needed in the future.

OUR PRIMARY ASSETS SERVE AS COLLATERAL UNDER THE FACTORING LINE. IF WE WERE TO DEFAULT ON THE FINANCE AGREEMENT, THE LENDER COULD FORECLOSE ON OUR ASSETS AND WE WOULD BE UNABLE TO CONDUCT OUR BUSINESS AS ITS IS PRESENTLY CONDUCTED.

The factoring line is collateralized by a blanket security interest encumbering our assets. In addition, and as set forth above, we have granted a related party a second position security interest our assets. If we should default under the terms of the Finance Agreement, Sand Hill Finance, LLC could seek to foreclose on our primary assets. If Sand Hill Finance, LLC were successful, we would be unable to conduct business as it is presently conducted and our ability to generate revenues and fund ongoing operations would be materially adversely affected.

MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE ACQUISITIONS AND TO MANAGE GROWTH AND ICEWEB MAY BE UNABLE TO FULLY REALIZE ANY ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

Our business strategy includes growth through acquisition and internal development. We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. Acquired companies’ histories, geographical locations, business models and business cultures can be different from ours in many respects. Our directors and senior management face a significant challenge in their efforts to integrate the businesses and the business of the acquired companies or assets, and to effectively manage continued growth. There can be no assurance that efforts to integrate the operations of any acquired assets or companies acquired in the future will be successful, that we can manage growth or that the anticipated benefits of these proposed acquisitions will be fully realized. The dedication of management resources to these efforts may detract attention from day-to-day business. There can be no assurance that there will not be substantial costs associated with these activities or of the success of integration efforts, either of which could have a material adverse effect on operating results.

ECONOMIC CONDITIONS AND WORLD EVENTS COULD AFFECT OUR COMPANY’S OPERATING RESULTS.

We and our customers could be adversely affected by an economic downturn such as changes in consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending. The economy as a whole also may be affected by future world events such as acts of terrorism, developments in the war on terrorism, conflicts in international situations, and by natural disasters. These factors may affect our results of operations by reducing sales, gross profits and/or net income as a result of a slowdown in customer orders or order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions abroad. Unstable political, social and economic conditions may make it difficult for our company, our customers, and our suppliers to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flow could be negatively affected.

THE CONDITION OF THE U.S. AND GLOBAL FINANCIAL MARKETS HAS BEEN VOLATILE AND MAY CONTINUE TO BE VOLATILE.

Prospective investors should be aware that the U.S. and global financial markets are currently quite volatile and that the condition of the financial markets has become significantly weakened and destabilized in the past few years. Continued volatility and instability could adversely affect our ability to finance our business. Further, financial market instability could result in significant regulatory changes that would have an unpredictable effect on the financial markets in general.

OUR BUSINESS HAS INHERENT OPERATIONAL RISKS THAT CANNOT BE ADEQUATELY COVERED BY INSURANCE OR INDEMNITY.

We may face unanticipated risks of legal liability for damages caused by the actual or alleged failure of technologies and products that it supplies. We sell products to a variety of large entities, and because of our size, we have limited ability to negotiate favorable commercial terms in our product purchase/sale documentation. While we have attempted to secure appropriate insurance coverage at reasonable cost it is not possible to insure against all risks inherent in the markets we serve, nor can we assure investors that our insurers will pay a particular claim, or that we will be able to maintain coverage at reasonable rates in the future. Substantial claims resulting from a failure of a product to perform in excess of or not otherwise covered by indemnity or insurance could harm our financial condition and operating results. Insurance policies also contain deductibles, limitations and exclusions which increase our costs in the event of a claim.

WE MAY HAVE DIFFICULTY SCALING PRODUCTION TO LARGE VOLUMES. IF WE ARE UNABLE TO MEET DEMAND OR TO EFFICIENTLY INCREASE PRODUCTION, CUSTOMERS MAY TURN TO PRODUCTS OFFERED BY COMPETITORS AND OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

We may have difficulty dealing with rapid growth. If demand for products increases rapidly, we may need to expand internal production capacity or implement outsourcing. Success in developing, manufacturing and supporting products manufactured in small volumes does not assure comparable success in operations conducted on a larger scale. It may be necessary to expand capacity beyond existing space, personnel and equipment and we may be unable to do so. Modifying our facilities and operations to increase production capacity may delay delivery of products. Manufacturing efficiencies, yields and product quality may decline as production volumes increase. In addition, component costs, overhead and other production costs may rise. If we are unable to meet the demand of customers and deliver quality products quickly and cost effectively, customers may turn to our competitors. The costs associated with implementing new manufacturing technologies, methods and processes, including the purchase of new equipment, and any resulting delays, inefficiencies and loss of sales could harm results of operations.

OUR SUCCESS AND COMPETITIVE POSITION DEPENDS ON OUR ABILITY TO OBTAIN AND PROTECT INTELLECTUAL PROPERTY. FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS WOULD IMPAIR OUR ABILITY TO COMPETE EFFECTIVELY AND DEFEND AGAINST THIRD PARTY CLAIMS THAT WE ARE INFRINGING ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

We maintain our proprietary technology and know-how as trade secrets as well as through the use of patents. Some of our proprietary technology may be covered by provisional patents. Our policy is to use confidentiality agreements, licensing agreements and similar arrangements to establish and protect intellectual property. For example, our policy is to maintain confidentiality agreements with our employees, consultants, vendors and business partners and this has controlled access to, and distribution of its product design documentation and other proprietary information. We intend to continue to protect existing and new processes and technologies that are developed as trade secrets but may not be able to do so. We hold or have filed patents related to several of our products and technology, however there is no guarantee that we will be able to enforce these patents or that the applications will be issued as patents. Failure to protect our intellectual property could affect our ability to secure additional contracts or preserve market advantages as we develops and commercializes our products.

Our efforts to protect our intellectual property rights may not:

•	prevent challenges to, or the invalidation or circumvention of, existing intellectual property rights;
•	prevent competitors from independently developing similar products or duplicating our products;
•	provide adequate protection for intellectual property rights;
•	prevent disputes with third parties regarding ownership of our intellectual property rights;
•	prevent disclosure of trade secrets and know-how to third parties or their release into the public domain; or
•	prevent our company from being subject to claims of infringement of the intellectual property rights of third-parties.

Others may attempt to copy or otherwise obtain and use our proprietary technologies without consent. Monitoring the unauthorized use of technologies is difficult. There is a significant risk that customers or their end-user customers may attempt to copy or otherwise obtain and use our proprietary technologies without our consent.

We may find it necessary to litigate against others, including customers, to protect our intellectual property and to challenge the validity and scope of the proprietary rights asserted by others, and the company could face counterclaims. Legal disputes with customers could adversely affect relationships and sales. Litigation is inherently uncertain, and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks.

Third parties may claim that we are infringing on their intellectual property rights, and we may already be unknowingly infringing. We may face additional liability if we agree to indemnify customers against third party infringement claims. If a third party establishes that we are infringing upon our intellectual property rights, we may be forced to modify products or manufacturing processes and such changes may be expensive or impractical. We may be forced to seek royalty or license agreements. If we are unable to agree on acceptable terms, we may be required to discontinue products or to halt other aspects of our operations. We may also be liable for significant damages. Even if intellectual property claims brought against us are without merit, the litigation may be costly and time consuming, and may divert management and key personnel from normal business operations.

OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY MAY BE LESS EFFECTIVE IN SOME FOREIGN COUNTRIES WHERE INTELLECTUAL PROPERTY RIGHTS MAY NOT BE AS STRONG AS IN THE UNITED STATES.

We have not obtained and may not obtain patent or similar protection for our proprietary technologies or registration for our trademarks in foreign countries, which may impair our ability to use or protect our technology and brand in foreign jurisdictions. The laws of some foreign countries, including countries in which we have sold and/or plan to sell products, protect proprietary rights less broadly than do the laws of the United States. Many U.S. companies have encountered substantial problems in protecting their proprietary rights in such countries, and there is a risk that we may encounter similar problems. If our competitors in these countries copy our technology without our permission, our sales and operations may be harmed.

WE HAVE BEEN ENGAGED IN VARIOUS LEGAL DISPUTES WHICH COULD IMPACT OUR COMPANY AND OUR SUPPLIER RELATIONSHIPS.

We are currently engaged in five legal proceedings. These legal proceedings relate to non-payment of vendors. Claims relating to these proceedings currently total approximately between $50,000 and $100,000. These and/or the remaining and/or future potential legal proceedings could impact our financial position and/or our relationships with customers, vendors, suppliers, distributors and/or other parties

RISKS RELATING TO ICEWEB’S COMMON STOCK

THE EXERCISE OF WARRANTS AND OPTIONS AND THE CONVERSION OF SHARES OF OUR SERIES B CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At September 30, 2012 we had outstanding:

•	215,943,809 shares of our common stock,
•	626,667 shares of Series B Convertible Preferred Stock owned by our Chief Executive Officer which is convertible into 626,667 shares of our common stock,
•	common stock purchase warrants to purchase a total of 118,434,173 shares of our common stock with exercise prices ranging from $0.074 to $0.50 per share, and
•	Stock options granted under our 2000 Management and Director Equity Incentive and Compensation Plan and our 2012 Equity Compensation Plan which are exercisable into 8,353,185 shares of our common stock with a weighted average exercise price of $0.0773 per share.

The exercise of the outstanding options and warrants or the conversion of the outstanding convertible securities will be dilutive to our security holders.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR SECURITY HOLDERS.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of security holders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Delaware General Corporations Law also may be deemed to have certain anti-takeover effects, including a provisions stipulating that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested security holders.

In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors. We presently have outstanding 626,667 shares of Series B convertible preferred stock owned by the estate of former CEO and Chairman John R. Signorello. Our board of directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Act and rules subsequently implemented by the Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to continue to increase compliance costs in 2013 and beyond and to make certain activities more time consuming and costly than if we were not a public company. As a public company, we also expect that these rules and regulations may make it more difficult and expensive to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers.

OUR STOCK PRICE MAY BE VOLATILE IN RESPONSE TO MARKET AND OTHER FACTORS.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	competitive pricing pressures;
•	ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited public float in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	sales of common stock
•	ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory or legal developments;

•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

OUR COMMON STOCK IS A “PENNY STOCK,” WHICH WILL MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

Our common stock is presently subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $2,500,000, or $2,000,000 if the company has been operating for three or more years. In certain instances, these rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. In addition, many brokers and broker-dealers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we continue to remain subject to the penny stock rules, it could have an adverse effect on the market, if any, for our common stock, and investors will find it more difficult to dispose of the securities.

OFFERS OR AVAILABILITY FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If security holders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period, under Rule 144, or expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

OUR COMMON STOCK MAY BE SUBJECT TO FURTHER DILUTION IF WE SELL ADDITIONAL SHARES OF OUR COMMON STOCK IN THE FUTURE AT PRICES BELOW THE PRICES IN ITS RECENT PRIVATE OFFERINGS.

If it becomes necessary for us to issue additional shares of common stock in the future at prices below the prices that trigger the anti-dilution protections in connection with previous private offerings, we will be required to issue such additional shares and lower the warrant exercise price of the existing warrants, in order to account for the dilutive impact of such future issuances. The anti-dilutive protections are known as “full-ratchet” protections, meaning that the additional shares of common stock to be issued, and the new exercise price of the warrants, will match the lowest price at which we issue additional shares of common stock in the future. These additional shares of common stock, and warrants to purchase additional shares of common stock, if exercised, could result in substantial future dilution to the holders of our common stock. We currently have warrants outstanding to purchase 36,088,554 shares of common stock which contain “full-ratchet” protections.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES.

In February 2009, we entered into a two year lease for approximately 6,978 square feet of office space in which our principal executive offices are located for annual base rental of approximately $74,400.  We are currently renting our office location on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

At September 30, 2012 we are the subject of, or party to, five known, pending or threatened, legal actions. Following is a discussion of each:

1.    We were named as the defendant in a legal proceeding brought by Lincoln Holdings, Inc. (the plaintiff) in the Superior Court of the District of Columbia. The plaintiff asserts that Iceweb breached a settlement agreement relating to an underlying contract for advertising.

2.    We were named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff.

3.    We were named as the defendant in a legal proceeding brought by Wolfe Axelrod Weinberger Associates, LLC (the plaintiff). The plaintiff asserts that IceWEB failed to pay the full amount owed for investor relations services. This case is pending arbitration before the American Arbitration Association.

4.    We were named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) in the in the General District Court of Fairfax County. The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff.

5.    We were named as the defendant in a legal proceeding brought by William D. Hughes (the plaintiff) in the General District Court of Loudoun County, Virginia. The plaintiff asserts that Iceweb failed to pay for consulting services provided by plaintiff.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable to our operations.

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

	High	Low
Fiscal 2011
First quarter ended December 31, 2010	$0.315	$0.155
Second quarter ended March 31, 2011	$0.285	$0.160
Third quarter ended June 30, 2011	$0.295	$0.171
Fourth quarter ended September 30, 2011	$0.260	$0.135

Fiscal 2012
First quarter ended December 31, 2011	$0.195	$.0102
Second quarter ended March 31, 2012	$0.1847	$0.106
Third quarter ended June 30, 2012	$0.181	$0.107
Fourth quarter ended September 30, 2012	$0.1399	$0.050

As of December 28, 2012 the last sale price of our common shares as reported on the OTC Bulletin Board was $0.06 er share. As of December 28, 2012, there were approximately 5,225 record owners of our common stock.

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

OVERVIEW

IceWEB is a provider of high performance unified data storage solutions.  Our storage systems make it possible to run and manage files and applications from a single device and consolidate file-based and block-based access in a single storage platform which supports Fibre Channel SAN, IP-based SAN (iSCSI), and NAS .

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

We believe our business model is highly differentiated and provides us with several competitive advantages. We sell our products through a two-tier channel sales model designed to enable us to quickly scale and cost effectively increase sales. We believe that we have built a strong internal sales team, which is spread geographically by region throughout the United States to assist our channel partners with sales calls, service and support offerings, product matter expertise, configuration and pricing, and product demonstration.

We anticipate launching extensions of our product lines and services in 2013 that will not require significant additional resources.

As described elsewhere herein, we experienced a significant drop in our sales, principally in the fourth quarter of fiscal 2012, following the death of our Chief Executive Officer in May 2012. Mr. Signorello was the founder of our company and the primary point of contact for many of our customers, vendors and partners. As a result of Mr. Signorello’s passing, many of our customers delayed making their buying decisions until there was greater certainty about our continuing prospects. As a result of the pivotal nature of these relationships, during the last half of fiscal 2012 our Chief Executive Office, Rob Howe, and the balance of our management devoted a significant amount of time and effort to preserving these relationships as well as broadening our partner base. Based upon our efforts which we believe have met with a high level of success, we anticipate revenues for fiscal 2013 will increase due to the introduction of new products and services, including sales of our unified network storage solutions, the launch of additional cloud services offerings and other data storage products through our resellers and OEM partners. There are no assurances, however, that our revenues will return to historic levels.

Results of Operations

FISCAL YEAR 2012 AS COMPARED TO FISCAL YEAR 2011

The following table provides an overview of certain key factors of our results of operations for fiscal year 2012 as compared to fiscal year 2011:

	Fiscal Year ended September 30,		$	%
	2012	2011	Change	Change
Net Revenues	$2,640,520	$2,678,346	$(37,826)	(1.4)%

Cost of sales	1,780,246	1,751,640	28,606	1.6%
Operating Expenses:
Sales and marketing	1,116,340	975,282	141,058	14.5%
Depreciation and amortization	202,130	545,890	(343,760)	(63.0)%
Research and development	1,046,026	790,048	255,978	32.4%
General and administrative	2,722,048	2,605,999	116,049	4.5%
Loss on impairment of intangible assets	-	303,859	303,859	100.0%
Total operating expenses	5,086,545	5,221,078	(134,533)	(2.6)%
Loss from operation	(4,226,271)	(4,294,372)	(68,101)	(1.6)%
Total other expense	(2,258,777)	(410,919)	(1,847,858)	450.0%
Net loss	$(6,485,048)	$(4,705,291)	$(1,779,757)	38.0%

Other Key Indicators:

	Fiscal	Fiscal
	2012	2011
Cost of sales as a percentage of sales	67.42%	65.40%
Gross profit margin	32.58%	34.60%
Sales and marking expense as a percentage of sales	42.28%	36.41%
General and administrative expenses as a percentage of sales	103.09%	97.30%
Total operating expenses as a percentage of sales	192.63%	194.94%

Sales

The decrease in fiscal 2012 net sales from fiscal 2011 is primarily due to the impact of economic uncertainty on our customers’ budgets and IT spending capacity, as well as the uncertainty caused by the untimely passing of John Signorello, our Chief Executive Officer, in May, 2012.

Cost of Sales and Gross Profit

Our cost of sales consists primarily of products purchased to manufacture our storage products. The increase in costs of sales as a percentage of sales and the corresponding decrease in our gross profit margin for fiscal 2012 as compared to fiscal 2011 was the result of an increased competition and the increase in the cost of certain components that go into our systems in fiscal 2012. We anticipate that our cost of sales as a percentage of revenue will return to the 55% to 65% range in fiscal 2013, as we introduce new higher margin products and solutions to augment our storage business.

Total Operating Expenses

Our total operating expenses decreased approximately 2.6% for fiscal 2012 as compared to fiscal 2011. The decrease is primarily due to increased headcount in sales and marketing, increased headcount and investment in research and development, and increased investor relations expense, offset by lower depreciation expense, and the one-time expense in fiscal 2011 for the loss on the impairment of intangible assets. The changes include:

•           Sales and Marketing. Sales and marketing expense includes salaries, commission, occupancy, telephone, travel, and entertainment expenses for direct sales personnel. For the fiscal year 2012, sales and marketing increased approximately 14.5% from fiscal year 2011. The increase was due primarily to increased marketing headcount during fiscal year 2012.

•           Depreciation and amortization expense. For fiscal 2012, depreciation and amortization expense decreased approximately 63% from fiscal 2011, as many of our assets became fully depreciated during the fiscal year. Amortization expense is related to the customer relationships and manufacturing GSA schedule which are intangible assets that we generated through our acquisition of Inline Corporation. The GSA schedule was being amortized on a straight-line basis over three years. Amortization expense was $0 for fiscal 2012 and $243,090 for fiscal 2011.

•           Research and development expense. For fiscal 2012, research and development expenses increased approximately 32.4% from fiscal 2011. This increase is related to increased research and development efforts related to our storage products. We anticipate the spending on research and development in fiscal 2013 will be approximately $220,000 per quarter related to developing and enhancing our storage solutions and pursuing intellectual property patents when we believe it is warranted.

•           General and administrative expense. For fiscal 2012, general and administrative expenses increased approximately 4.5% from fiscal 2011. This increase is primarily attributable to lower employee compensation expense, and lower occupancy expense, offset by higher legal and professional fees and higher investor relations expense. For fiscal 2012 and 2011, general and administrative expenses consisted of the following:

	Fiscal	Fiscal
	2012	2011
Occupancy	$37,311	$50,208
Consulting	76,730	87,238
Employee compensation	874,719	1,117,737
Professional fees	452,904	325,105
Internet/Phone	7,916	20,479
Travel/Entertainment	46,493	34,002
Investor Relations	978,332	676,915
Insurance	18,727	35,203
Other	228,915	259,112
	$2,722,047	$2,605,999

The principal changes in fiscal 2012 as compared to fiscal 2011 include:

•	For fiscal 2012, occupancy expense decreased approximately 25.7% from fiscal 2011.

•	For fiscal 2012, salaries and related taxes and benefits decreased $243,018, or approximately 22% from fiscal 2011. The decrease was primarily attributable to a decrease in salary expense of $127,206, a decrease in stock based compensation, and expense recorded in accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments”), for fiscal 2012 of $115,812, a decrease of 37%.

•	For fiscal 2012, professional fees increased $127,799, or approximately 39.3% from fiscal 2011. The increase was primarily attributable to an increase in legal fees incurred and the settlement of lawsuits against us in fiscal 2012 versus 2011.

•	For fiscal 2012, other expense decreased approximately 11.6% from fiscal 2011. The decrease is primarily due to a decrease in bad debt expense of $100,691 and hosting fees of $12,934, offset by the write off of stock subscription receivable of $83,000, which relates to the 2009 sale of 2,000,000 shares of common stock at a per share price of $0.042, valued at $83,000 to Florence Signorello, who is the mother of John Signorello, our former chief executive officer.

•	For fiscal 2012, consulting expense decreased by approximately 12% from fiscal 2011. The decrease was primarily due to non-recurring consulting fees related to human resources recruiting fees incurred in 2011 but not in fiscal 2012.

•	For fiscal 2012, investor relations expense increased approximately 44.5% from fiscal 2011. The increase was attributable to an increase in general investor relations activity versus fiscal 2011. We expect that in fiscal 2013 our investor relations activity and related expense should decrease to fiscal 2011 levels or less.

•	For fiscal 2012, internet and telephone expense decreased approximately 61%. The decrease was attributable to non-recurring costs incurred during the fiscal year 2011.

•	For fiscal 2012, travel and entertainment expense increased approximately 36.7%. The increase was attributable to an increase in general business, and travel-related investor relations activity.

•	For fiscal 2012, insurance expense decreased approximately 46.8% from fiscal 2011. The decrease was attributable to lower premiums paid for general business and directors and officer’s insurance.

LOSS FROM OPERATIONS

Our loss from operations improved approximately 1.6% in fiscal year 2012 as compared to fiscal year 2011.

TOTAL OTHER INCOME (EXPENSES)

Interest Expense. For fiscal 2012, interest expense increased approximately 606.78%. The increase in interest expense is primarily attributable to the amortization of loan fees, debt discount, and derivative discount, offset by lower interest-bearing average outstanding note balances during fiscal 2012.

Gain on change in derivative liability. For fiscal 2012 we had a gain on the change in derivative liability of $645,501, which represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding variably-priced warrants.

NET LOSS

 Our net loss was $6,485,048 for fiscal 2012 compared to $4,705,291 for fiscal 2011, a decrease of $1,779,757 or approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. At September 30, 2012, we had a working capital deficit of $2,904,559 compared to a working capital deficit of $1,713,336 at September 30, 2011, an increase of $1,086,051. The increase in the deficit is primarily attributable to the increases in derivative liability of $1,104,499, a non-cash liability, and the increase in our current notes payable of $87,038, offset by the decrease in accounts payable of $1,362,563.  Also contributing was the decrease in subscription receivable of $1,171,520, and in accounts receivable of $618,740, offset by an increase in cash.

Net cash used in operating activities was $4,067,538 for fiscal 2012 as compared to net cash used in operating activities of $2,285,893 for fiscal 2011, an increase of $114,645. For fiscal 2012, our cash used in operations of $4,067,538 consisted of a net loss of $6,485,048 offset by non-cash items totaling $2,227,124 including items such as depreciation and amortization of $202,130, stock based compensation of $310,250, the amortization of deferred compensation of $62,228, interest on the amortization of debt discount of $2,315,337, the change in fair value of derivative liability of $645,501, and other non-cash items of $100,319. Additionally, during fiscal 2012 we had a decrease in operating liabilities and an increase in operating assets which incremented our net loss. This change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $618,740, and a decrease in prepaid expenses of $10,545, offset by an increase in net inventory of $226,250, a decrease in accounts payable and accrued liabilities of $1,362,562 and an increase in deferred revenue of $19,993.

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

Net cash used in investing activities for fiscal 2012 was $482,082 as compared to net cash used in investing activities of $136,759 for fiscal 2011. During fiscal 2012 we used cash of $449,082 for property and equipment purchases and $33,000 for the purchase of VOIS common stock.  During fiscal 2011 we used cash of $136,759 for property and equipment purchases.

Net cash provided by financing activities for fiscal 2012 was $4,815,094 as compared to $1,886,616 for fiscal 2011, an increase of $1,261,478. In fiscal 2012, we received proceeds from the sale of convertible notes of $1,750,000, proceeds from subscriptions receivable of $1,171,520, proceeds from the conversion of warrants of $275,001, proceeds from the exercise of common stock options of $255,717, the proceeds from the sale of common stock of $2,249,861, and proceeds from note payable of $395,233, offset by payments on convertible notes payable with common stock of $1,848,031, payments on note payable of $308,195, and the payment of deferred financing costs of $876,012.

In fiscal 2011 we received proceeds from the exercise of common stock options of $1,275,102, proceeds from the sale of restricted stock of $1,459,632, and proceeds from note payable of $836,024, offset by payments on note payable of $512,621.

At September 30, 2012 we had an accumulated deficit of $40,813,128 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2012 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. In spite of our sales, there is no assurance that we will be able to maintain or increase our sales in fiscal 2013 or that we will report net income in any future periods.

On November 2, 2012 IceWEB, Inc. entered into a Loan Agreement with IWEB Growth Fund, LLC, a Virginia limited liability company (“IWEB Growth Fund”) which was recently established by Messrs. Compton, Bush, Carosi, Pirtle and Stavish and General Soyster, our independent directors. Ms. My Le Phuong, an employee of our company, serves as manager of the IWEB Growth Fund. Under the terms of the Loan Agreement, IWEB Growth Fund agreed to make one or more loans to us up to the total principal amount of $1.5 million. The lending of any amounts under the Loan Agreement is conditioned upon the negotiation of notes and related loan documents which contain terms and conditions that are acceptable to the lender to be determined at the time of the loans. We agreed to grant IWEB Growth Fund a security interest in our assets as collateral for these loans, which such security interest is subordinate to the interest of our primary lender Sand Hill Finance, LLC. In the event we should default under the terms of the Loan Agreement, IWEB Growth Fund is entitled to declare all amounts advanced under the various notes immediately due and payable. An event of default includes a breach by us of any covenant, representation or warranty in the Loan Agreement or a default under any note entered into with the lender.

Between November 9, 2012 and November 13, 2012, IWEB Growth Fund lent us an aggregate of $111,000.00 under the terms of 6 separate Confession of Judgment Promissory Notes. These notes, which are identical in their terms other than the dates and principal amounts, are for a one year term and bear interest at 12% per annum payable at maturity. Embodied in each of the notes is a confession of judgment which means that should we default upon the payment of the note, we have agreed to permit IWEB Growth Fund to enter a judgment against us in the appropriate court in Virginia before filing suit against us for collection of the amounts. Pursuant to the terms of the Loan Agreement, we paid IWEB Growth Fund’s expenses of $1,500 for the preparation of the Loan Agreement and related documents. We are using the net proceeds from these initial loans for general working capital.

Historically, our sales have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At September 30, 2012 we had cash on hand of $269,594.  In addition to the cash necessary to fund our operating losses, research and development, marketing and general growth, we will need cash to satisfy certain obligations.  In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $1.8 million. This financing agreement was amended in fiscal 2009 to increase the line amount to $2,750,000. As of September 30, 2012, we had $690,418 available under the line of credit facility.

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

2012 Financing

In June and July, 2012 we sold approximately 13,455,958 restricted stock units at $0.12/unit.  Each unit consists of one share of common stock and a warrant exercisable for one share of common stock.  The warrants have a five year life, an exercise price of $0.15/share, and are callable if the Company’s common stock trades over $0.25/share for ten consecutive trading days.

Meyers and Associates, LP acted as the placement agent in connection with the sale the securities and as compensation received a cash fee of approximately $161,472, and warrants to purchase approximately 1,345,596 shares of the Company’s common stock at a price per share of $0.15.

The sale of the Shares and the Warrants was made pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering and/or Regulation D, as promulgated by the SEC under the Securities Act, and in reliance upon exemptions from registration under applicable state securities laws.

In July and August, 2012 we issued 2,434,871 shares of restricted common stock at an average per share price of $0.094, valued at $228,250, in lieu of pay to five of our employees, including three of our executive officers.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

On November 23, 2011, we entered into a Securities Purchase Agreement with three accredited investors pursuant to which we sold $2,012,500 in principal amount of senior convertible notes and issued the investors Series O, Series P and Series Q warrants to purchase up to an aggregate of 35,514,789 shares of our common stock for an aggregate purchase price of $1,750,000 in a private transaction exempt from registration under the Securities Act. We issued the senior convertible notes at an original issue discount of 13%. We also entered into a Registration Rights Agreement with investors in which we agreed to register the shares underlying the senior convertible notes and the warrants. We paid Rodman & Renshaw, LLC, a broker-dealer and member of FINRA who acted as the exclusive placement agent for us in the offering, a cash commission of $155,000, issued it warrants to purchase an aggregate of 911,765 shares of our common stock with an exercise price of $0.17 per share which are identical to the Series O warrants, and reimbursed it for legal expenses of $20,000. We reimbursed Iroquois Master Fund Ltd., an investor in the offering, $60,000 for its non-accountable expenses related to the investment. We are using the net proceeds from this offering for general working capital.

Off Balance Sheet Arrangements.

None.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance in fiscal 2012 concerned disclosure only and did not have an impact on the Company's consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not currently expect the adoption of this update in fiscal 2013 will have a significant effect on its consolidated financial statements and related disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed by ASC Topic 350-30, is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not currently expect the adoption of this update in fiscal 2013 will have a significant effect on its consolidated financial statements and related disclosures.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IceWEB, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IceWEB, Inc.

We have audited the accompanying consolidated balance sheet of IceWEB, Inc. and Subsidiaries as of September 30, 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IceWEB, Inc. and Subsidiaries, as of September 30, 2012 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses of $6,485,048 for the year ended September 30, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida

December 28, 2012

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

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

December 22, 2011

IceWEB, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2012	September 30, 2011
ASSETS:
CURRENT ASSETS:
Cash	$269,594	$4,120
Subscription receivable	-	1,171,520
Accounts receivable, net of allowance for doubtful accounts of $409,000	563,320	1,182,060
Inventory	282,231	55,981
Marketable securities, current	72,000	-
Other current assets	6,875	6,877
Prepaid expenses	19,702	30,248
	1,213,722	2,450,806

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $1,207,252 and $2,483,440, respectively	499,785	252,835
Deposits	13,320	13,320
Marketable Securities, net	237,600	115,200
Deferred financing costs, net	114,395	-
Other assets	1,545	-
Total Assets	$2,080,367	$2,832,161

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$824,128	$2,186,691
Notes payable	2,059,582	1,972,544
Deferred revenue	24,896	4,904
Convertible notes payable, net of discount	105,176	-
Derivative liability	1,104,499	-
Total Current Liabilities	4,118,281	4,164,139

Stockholders' Deficit
Series B convertible preferred stock ($.001 par value; 10,000,000 shares authorized; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 216,443,809 shares issued and 215,943,809 shares outstanding, respectively and 157,959,066 shares issued and 134,443,725 shares outstanding, respectively)	215,945	157,961
Additional paid in capital	38,343,043	32,866,315
Accumulated deficit	(40,813,128)	(34,328,080)
Accumulated other comprehensive income	228,600	67,200
Subscription receivable	-	(83,000)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)

Total stockholders' deficit	(2,037,914)	(1,331,978)

Total Liabilities and Stockholders’ Deficit	$2,080,367	$2,832,161

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	September 30,
	2012	2011

Sales	$2,640,520	$2,678,346

Cost of sales	1,780,246	1,751,640

Gross profit	860,274	926,706

Operating expenses:
Sales and marketing expense	1,116,340	975,282
Depreciation and amortization expense	202,130	545,890
Research and development	1,046,026	790,048
General and administrative	2,722,049	2,605,999
Loss on impairment of intangible assets	-	303,859

Total operating expenses	5,086,545	5,221,078

Loss From Operations	(4,226,271)	(4,294,372)

Other income (expenses):
Gain on change in derivative liability	645,501	-
Interest income	22	-
Interest expense	(2,904,300)	(410,919)

Total other income (expenses):	(2,258,777)	(410,919)

Net loss	$(6,485,048)	$(4,705,291)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding - basic and diluted	173,207,111	142,344,070

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

Consolidated Statements Of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

For the years ended September 30, 2012 and 2011

							Accumulated -
	Series B				Additional		Other Compre
	Preferred Stock		Common Stock		Paid-In	Accumulated	hensive	Subscription	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Receivable	Share	Amount	Total

Balance at September 30, 2010	626,667	$626	134,443,725	$134,445	$29,360,833	$(29,622,789)	$476,800	$(83,000)	(162,500)	$(13,000)	$253,912

Comprehensive loss:
Net loss for the year	—	—	—	—	—	(4,705,291)	—	—	—	—	(4,705,291)
Unrealized loss on marketable securities	—	—	—	—	—	—	(409,600)	—	—	—	-409,600
Comprehensive loss	—	—	—	—	—	(4,705,291)	(409,600)	—	—	—	(5,114,891)

Amortization of deferred compensation	—	—	—	—	131,680	—	—	—	—	—	131,680

Issuance of common stock for cash	—	—	14,053,334	14,054	1,445,578	—	—	—	—	—	1,459,632

Common stock issued for services	—	—	1,032,544	1,033	228,937	—	—	—	—	—	229,970

Common stock issued to employees	—	—	2,113,101	2,113	430,502	—	—	—	—	—	432,615

Common stock issued for exercise of options	—	—	6,791,361	6,791	1,268,310	—	—	—	—	—	1,275,101

Cancellation of shares			-475,000	(475)	475						—

Balance at September 30, 2011	626,667	$626	157,959,066	$157,960	$32,866,315	$(34,328,080)	$67,200	$(83,000)	(162,500)	$(13,000)	$(1,331,978)

Net loss for the year	—	—	—	—	—	(6,485,048)	—	—	—	—	(6,485,048)
Unrealized gain on marketable securities	—	—	—	—	—	—	161,400	—	—	—	161,400
Comprehensive loss	—	—	—	—	—	(6,485,048)	161,400	—	—	—	(6,323,648)

Amortization of deferred compensation	—	—	—	—	62,228	—	—	—	—	—	62,228

Issuance of common stock for cash	—	—	22,171,111	22,171	2,227,689	—	—	—	—	—	2,249,860

Common stock issued for services	—	—	5,137,105	5,137	528,491	—	—	—	—	—	533,628

Common stock issued to employees	—	—	3,634,871	3,635	306,615	—	—	—	—	—	310,250

Common stock issued for exercise of options	—	—	1,532,326	1,532	254,184	—	—	—	—	—	255,717

Exercise of common stock warrants	—	—	3,169,628	3,170	271,831	—	—	—	—	—	275,001

Common stock issued as payment on convertible notes	—	—	22,339,702	22,340	1,825,691	—	—	—	—	—	1,848,031

Write off of Subscription Receivable	—	—	—	—	—	—	—	83,000	—	—	83,000

Balance at September 30, 2012	626,667	$626	215,943,809	$215,945	$38,343,043	$(40,813,128)	$228,600	$—	(162,500)	$(13,000)	$(2,037,914)

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2012	2011

Net loss	$(6,485,048)	$(4,705,291)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	202,130	545,890
Loss on impairment of intangible assets	-	303,859
Share-based compensation	310,250	369,385
Amortization of deferred compensation	62,228	131,680
Change in fair value of derivative liability	(645,501)	—
Common stock issued for services rendered	533,628	293,199
Write off of subscription receivable	83,000	—
Interest on amortization of debt discount	2,315,337	—
Amortization of deferred finance costs	525,016	27,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	618,740	284,423
Prepaid expense	10,545	982
Other	(1,545)	(27,499)
Inventory	(226,250)	6,216
Increase (decrease) in:
Accounts payable and accrued liabilities	(1,362,562)	538,441
Deferred loan fees	(27,500)
Deferred revenue	19,993	(54,678)

NET CASH USED IN OPERATING ACTIVITIES	(4,067,538)	(2,285,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(449,082)	(136,759)
Investment in marketable securities	(33,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(482,082)	(136,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	395,233	836,024
Payments on notes payable	(406,225)	(512,621)
Proceeds from subscription receivable	1,171,520	—
Proceeds from conversion of warrants	275,001	—
Proceeds from convertible note payable	1,750,000	—
Payment of deferred finance costs	(876,012)
Proceeds from sale of common stock	2,249,860	288,111
Proceeds from exercise of common stock options	255,717	1,275,102

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,815,094	1,886,616

NET INCREASE (DECREASE) IN CASH	265,474	(536,036)

CASH - beginning of period	4,120	540,156

CASH - end of period	$269,594	$4,120

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$395,233	$383,419
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$1,848,031	—

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2012 and 2011

NOTE 1 - ORGANIZATION

IceWEB, Inc. (the “Company”) began trading publicly in April 2002. Utilizing resources gained through acquisitions, we have developed our IceWEB Storage products. We currently have one wholly owned operating subsidiary, IceWEB Storage Corporation (formerly known as Inline Corporation).

BUSINESS OF ICEWEB

Since 2005, the Company had been focused on serving the commercial and federal markets with network security products and proprietary on-line software solutions. In 2008, the Company narrowed its focus and expanded its capabilities by acquiring INLINE Corporation, a data storage manufacturing company.

In March, 2009, the Company sold its wholly owned subsidiary, IceWEB Virginia, Inc. to an unrelated third party, and in the process exited its low-margin IT re-seller business products business to further focus on the higher margin data storage manufacturing business.

At the close of fiscal year 2012, the Company has three key product offerings:

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

Going Concern

Our auditors stated in their report on the consolidated financial statements of the Company for the years ended September 30, 2012 and 2011 that we have had losses since inception that raise doubt about our ability to continue as a going concern. In addition and as discussed further in Note 6, we are not in compliance with debt covenants under our Financing Agreements with Sand Hill Finance LLC. For the year ended September 30, 2011 we incurred a net loss of $4,705,291 and for the year ended September 30, 2012 we incurred a net loss of $6,485,048. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Management has established plans intended to increase the sales of our products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that we will be able to raise any additional funds.

Marketable Securities

IceWEB accounts for the purchase of marketable equity securities in accordance with FASB Accounting Standards Codification (ASC) 320, “Investment – Debt and Equity Securities” with any unrealized gains and losses included as a net amount as a separate component of stockholders’ equity. However, those securities may not have the trading volume to support the stock price if the Company were to sell all their shares in the open market at once, so the Company may have a loss on the sale of marketable securities even though they record marketable equity securities at the current market value.

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

Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $409,000 as of September 30, 2012. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 for year ended September 30, 2012.

Derivative Liability

The Company issued warrants to purchase the Company’s common stock in connection with the issuance of convertible debt, which contain certain ratchet provisions that reduce the exercise price of the warrants or the conversion price in certain circumstances.  Upon the Company’s adoption of the Derivative and Hedging Topic of ASC 815 on January 1, 2009, the Company determined that the warrants and/or the conversion features with provisions that reduce the exercise price of the warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock as prescribed by ASC 815.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of September 30, 2012 are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 7).

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

Revenue Recognition

We follow the guidance of ASC Topic 605, “Revenue Recognition” (formerly Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”) for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

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

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At September 30, 2012, there were options and warrants to purchase 126,787,358 shares of common stock, 626,667 shares issuable upon conversion of Series B preferred stock, and no shares of Series C preferred stock outstanding which could potentially dilute future earnings per share.

Stock-Based Compensation

As more fully described in Note 13, we have a stock option plan that provides for non-qualified and incentive stock options to be issued to directors, officers, employees and consultants (the 2012 Equity Compensation Plan (the “Plan”).

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

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with generally accepted accounting principles (GAAP) and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU No, 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 915-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted. Currently, the Company does not enter into any right of offset arrangements and expects implementation to have little or no impact.

Impact of Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income (June 2011).” The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company will adopt the two-statement approach.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2012 and 2011

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, property and equipment consisted of the following:

	Estimated Life	2012	2011
Office equipment	5 years	$644,020	$836,041
Computer software	3 years	29,523	612,379
Furniture and fixtures	5 years	-	261,385
Leasehold improvements	5 years	1,033,495	1,026,470
		1,707,038	2,736,275

Less: accumulated depreciation		(1,207,253)	(2,483,440)

		$499,785	$252,835

Depreciation expense for the years ended September 30, 2012 and 2011 was $202,130 and $302,797 respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

During October, 2009, we sold 2,000,000 shares of common stock at a per share price of $0.042, valued at $83,000 to Florence Signorello, an accredited investor who is the mother of John Signorello, our chief executive officer. The fair market value of our common stock on the date of the transaction was $0.145 per share, and was recorded as a subscription receivable as a contra equity account on our balance sheet. As of September 30, 2012 we had not received the proceeds from the investor and as a result we have written off this receivable and taken an $83,000 expense from this bad debt.

While six out of the seven board members qualify as unrelated and independent, as they are independent from management and free from any interest, function, business or other relationship that could, or could reasonably be perceived to, materially interfere with the Director’s ability to act in the our best interest, we do not have any policies or procedures for the review, approval or ratification of any related party transactions and no review or ratification of any of the foregoing related party transactions by our board has occurred.

NOTE 5 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At September 30, 2012, the principal amount due under the Financing Agreement amounted to $2,059,582.

Interest on the accounts receivable-based borrowings is currently payable at a rate of 1.00% per month on the average loan balance outstanding during the year, equal to an annual interest of approximately 12% per year. The Company also agreed to pay an upfront commitment fee of 1% of the credit line upon signing the Financing Agreement, half of which was due and paid upon signing (amounting to $9,000) and half of which is due on the first anniversary of the Financing Agreement. In addition, the Company is obligated to pay a commitment fee of 1% of the credit limit annually, such amounts are payable on the anniversary of the agreement.

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
Years ended September 30, 2012 and 2011

NOTE 5 – NOTES PAYABLE (continued)

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

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2012 and 2011

NOTE 6 - INVENTORY

Inventory consisted of the following:

	September 30, 2012	September 30, 2011
Raw materials	$175,258	$44,785
Work in progress	42,335	8,397
Finished goods	64,638	2,799
	282,231	55,981

Less: reserve for obsolescence	—	—

	$282,231	$55,981

NOTE 7 - COMMITMENTS

We lease office space in Sterling, Virginia under a two-year operating lease that expired on March 31, 2011. We are currently leasing our space on a month-to-month basis but anticipate formally renewing the lease for another year.   The office lease agreement has certain escalation clauses and renewal options. Additionally, we have lease agreements for computer equipment and an office copier/fax machine. We have no future minimum rental payments required.

Rent expense was $75,177 and $76,397 for the years ended September 30, 2012 and 2011.

NOTE 8 - INCOME TAXES

We account for income taxes under the provisions of ASC 740-10-25. ASC 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all the relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10-25 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. ASC 740-10-25 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC 740-10-25 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  At September 30, 2012 and 2011 the Company has no unrecognized tax benefits, interest, or penalties.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2012 and 2011

NOTE 8 - INCOME TAXES (continued)

A summary of our deferred tax is as follows:

	2012	2011
Deferred Tax Assets:
Tax benefit of net operating loss carry forward	$5,637,000	$4,324,000
Unpaid accrued salaries	13,000	24,000
Allowance for doubtful accounts	154,000	113,000
Amortization of leasehold improvements	339,000	271,000
	6,143,000	4,732,000

Less: valuation allowance	(6,143,000)	(4,732,000)

Net deferred tax assets	$—	$—

As of September 30, 2012 we had unused net operating loss carry forwards of approximately $14,993,000 available to reduce our future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2032. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

The valuation allowance at September 30, 2012 was $6,143,000. The increase during fiscal 2012 was approximately $1,411,000.

The table below summarizes the differences between our effective tax rate and the statutory federal rate as follows for fiscal 2011 and 2010. The effective tax rate is 34% Federal and 3.6% State after Federal tax benefit:

	2012	2011
Computed “expected” tax benefit	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.6)%	(3.6)%
Other permanent differences	13.6%	10.8%
Change in valuation allowance	24.0%	26.8%

Effective tax rate	0.0%	0.0%

NOTE 9 – CONVERTIBLE NOTES

On November 23, 2011, the Company entered into a Securities Purchase Agreement with three accredited investors pursuant to which the Company sold $2,012,500 in principal amount of senior convertible notes and issued the investors Series O, Series P and Series Q Warrants to purchase up to an aggregate of 81,588,029 shares, as adjusted, of the Company’s common stock for an aggregate purchase price of $1,750,000 in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.     The Company issued the notes at an original issue discount of 13%.

	September 30,	September 30,
	2012	2011

Principal balance of convertible notes	$164,469	$-
Original issue discount, net	(5,399)	-
Debt discount	(53,895)	-
Convertible notes, net of discount	$105,175	$-

The convertible notes have a remaining principal balance of $164,469, and are carried on the balance sheet at $105,175 net of the remaining unamortized discount, which is being amortized as interest expense over the remaining life of the notes. The convertible notes are convertible into our common stock at a conversion price of $0.074 per share. We can elect to settle any conversion in stock, cash or a combination of stock and cash.

At September 30, 2012, conversion of the outstanding principal amount of the convertible notes would result in the issuance of 2,222,554 shares of common stock.

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at September 30, 2012 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at September 30, 2012 are all currently exercisable with a weighted-average remaining life of 3.78 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of income of $645,501 and $0 within the Company’s consolidated statements of operations for the year ended September 30, 2012 and 2011, respectively, under the caption “Change in fair value of derivative warrant liability”.  The fair value of the warrants at September 30, 2012 is $1,104,499 which is reported on the consolidated balance sheet under the caption “Derivative Liability”.  The following summarizes the changes in the value of the derivative warrant liability from the date of the Company’s issuance of derivative warrant instruments on November 23, 2011 until September 30, 2012:

	Value	No. of Warrants
Warrants Issued on November 23, 2011– Derivative warrant liability	$1,750,000	115,446,100
Decrease in fair value of derivative warrant liability	(645,501)	(2,669,628)

Balance at September 30, 2012 – Derivative warrant liability	$1,104,499	112,776,472

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of September 30, 2012.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the September 30, 2012 fair value calculations were as follows:

September 30,
2012
Exercise price	$0.074
Time to expiration	0.15 – 4.15 years
Risk-free interest rate	0.17% – 0.62%
Estimated volatility	278%
Dividend	-0-
Stock price on September 30, 2012	$0.092
Expected forfeiture rate	85%- 90%

NOTE 11 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At September 30, 2012 all of the Company’s cash balances were fully insured. The Company has not experienced any losses in such accounts.

Major Customers

Sales to 5 customers represented approximately 87% of total sales for the year ended September 30, 2012. As of September 30, 2012 approximately 80% of our accounts receivable was due from two customers. Sales to five customers represented approximately 90% in 2011.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2012 and 2011

NOTE 12 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

Our authorized capital includes 10,000,000 shares of blank check preferred stock, par value $0.001 per share. Our Board of Directors, without further stockholder approval, may issue our preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. In March 2005, our Board of Directors authorized a series of 1,666,667 shares of blank check preferred stock be designated as Series A Convertible Preferred Stock and on April 1, 2005 we filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of Delaware. In September 2005, our Board of Directors authorized a series of 833,334 shares of blank check preferred stock be designated as Series B Convertible Preferred Stock and on September 28, 2005, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred with the Secretary of State of Delaware. On December 29, 2005, we filed an Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock increasing the number of shares authorized under this series to 1,833,334 shares.

A) Series B Convertible Preferred Stock

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

Years ended September 30, 2012 and 2011

NOTE 12 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

Common Stock

Fiscal 2012 Transactions

In July and August, 2012 we issued 2,434,871 shares of restricted common stock at an average per share price of $0.094, valued at $228,250, in lieu of pay to five of our employees, including three of our executive officers.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

In May, 2012 we executed a Finders’ Agreement pursuant to which the finder acted as the exclusive finder with respect to sales by us in a private placement transaction of up to $2.5 million in aggregate principal amount of equity or equity-related securities.   We sold 13,455,958 units in exchange for gross proceeds of $1,614,715.  These sales were made in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the Act and Regulation D thereunder.

On November 23, 2011, we entered into a Securities Purchase Agreement with three accredited investors pursuant to which we sold $2,012,500 in principal amount of senior convertible notes and issued the investors Series O, Series P and Series Q warrants to purchase up to an aggregate of 35,514,789 shares of our common stock for an aggregate purchase price of $1,750,000 in a private transaction exempt from registration under the Securities Act. We issued the senior convertible notes at an original issue discount of 13%. We also entered into a Registration Rights Agreement with investors in which we agreed to register the shares underlying the senior convertible notes and the warrants. We paid Rodman & Renshaw, LLC, a broker-dealer and member of FINRA who acted as the exclusive placement agent for us in the offering, a cash commission of $155,000, issued it warrants to purchase an aggregate of 911,765 shares of our common stock with an exercise price of $0.17 per share which are identical to the Series O warrants, and reimbursed it for legal expenses of $20,000. We reimbursed Iroquois Master Fund Ltd., an investor in the offering, $60,000 for its non-accountable expenses related to the investment. We are using the net proceeds from this offering for general working capital.

Fiscal 2011 Transactions

On September 30, 2011 we sold approximately 13,455,958 restricted stock units at $0.12/unit.  Each unit consists of one share of common stock and a warrant exercisable for one share of common stock.  The warrants have a five year life, an exercise price of $0.15/share, and are callable if the Company’s common stock trades over $0.25/share for ten consecutive trading days.

Anderson and Strudwick, Inc. acted as the placement agent in connection with the sale of the securities and as compensation received a cash fee of approximately $161,472, and warrants to purchase approximately 1,345,596 shares of the Company’s common stock at a price per share of $0.15.

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

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2012 and 2011

NOTE 12 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock Warrants

A summary of the status of our outstanding common stock warrants as of September 30, 2012 and 2011 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2012		Year Ended September 30, 2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	11,528,934	$0.17	8,287,100	$0.40
Granted	110,074,867	0.0816	11,238,938	0.16
Exercised	(3,169,628)	0.0737	—	—
Forfeited	—	—	(7,997,100)	0.40
Balance at end of year	118,434,173	$0.0853	11,528,934	$0.17

Warrants exercisable at end of year	118,434,173	$0.0844	11,528,934
Weighted average fair value of warrants granted or re-priced during the year		$0.0816

The following table summarizes information about common stock warrants outstanding at September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2012	Life	Price	2012	Price
$0.074	102,342,619	3.78 Years	$0.074	102,342,619	$0.074
$0.15	14,801,554	4.78 Years	$0.15	14,801,554	$0.15
$0.17	1,000,000	0.41 Years	$0.17	1,000,000	$0.17
$0.50	145,000	1.02 Years	$0.50	145,000	$0.50
	118,434,173		$0.853	118,434,173	$0.0853

NOTE 13 - STOCK OPTION PLAN

In August 2000, the Board of Directors adopted the 2000 Management and Director Equity Incentive and Compensation Plan (the “Plan”) for directors, officers and employees that provides for non-qualified and incentive stock options to be issued enabling holders thereof to purchase common shares of our stock at exercise prices determined by our Board of Directors. The Plan was approved by our stockholders in August 2001, and the Plan terminated in August, 2010.

The purpose of this Plan was to advance our interests and those of its stockholders by providing a means of attracting and retaining key employees, directors and consultants. Participants in the Plan included our officers, directors, other key employees and consultants who had responsibilities affecting our management, development or financial success.

Awards may have been made under the Plan in the form of Plan options, shares of our common stock subject to a vesting schedule based upon certain performance objectives (“Performance Shares”) and shares subject to a vesting schedule based on the recipient’s continued employment (“restricted shares”). Plan options could have either been options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or options that do not so qualify. Any incentive stock option granted under the Plan had to provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock had to be at least 110% of such fair market value as determined on the date of the grant. Only persons who were officers or other key employees are eligible to receive incentive stock options and performance share grants. Any non-qualified stock option granted under the Plan had to provide for an exercise price of not less than 50% of the fair market value of the underlying shares on the date of such grant.

As amended in fiscal 2011, the Plan permitted the grant of options and shares for up to 60,000,000 shares of our common stock.

The term of each Plan option and the manner in which it may have been exercised was determined by the Board of Directors, provided that no Plan option could be exercisable more than three years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. The exercise price of the stock options could be paid in either cash, or delivery of unrestricted shares of common stock having a fair market value on the date of delivery equal to the exercise price, or by surrender of shares of common stock subject to the stock option which had a fair market value equal to the total exercise price at the time of exercise, or a combination of the foregoing methods.

In August 2012, the Board of Directors adopted the 2012 Equity Compensation Plan (the “2012 Plan”) for directors, officers and employees that provides for non-qualified and incentive stock options to be issued enabling holders thereof to purchase common shares of our stock at exercise prices determined by our Board of Directors.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2012 and 2011

NOTE 13 - STOCK OPTION PLAN (continued)

The purpose of the 2012 Plan is to advance our interests and those of its stockholders by providing a means of attracting and retaining key employees, directors and consultants. In order to serve this purpose, we believe the 2012 Plan encourages and enables key employees, directors and consultants to participate in its future prosperity and growth by providing them with incentives and compensation based on its performance, development and financial success. Participants in the Plan may include our officers, directors, other key employees and consultants who have responsibilities affecting our management, development or financial success.

Awards may be made under the 2012 Plan in the form of plan options, shares of our common stock subject to a vesting schedule based upon certain performance objectives (“Performance Shares”) and shares subject to a vesting schedule based on the recipient’s continued employment (“restricted shares”). Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or options that do not so qualify. Any incentive stock option granted under the 2012 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. Only persons who are officers or other key employees are eligible to receive incentive stock options and performance share grants. Any non-qualified stock option granted under the 2012 Plan must provide for an exercise price of not less than 50% of the fair market value of the underlying shares on the date of such grant.

The 2012 Plan permits the grant of options and shares for up to 25,000,000 shares of our common stock. The 2012 Plan terminates 10 years from the date of the 2012 Plan’s adoption by our stockholders.

The term of each 2012 Plan option and the manner in which it may be exercised is determined by the Board of Directors, provided that no 2012 Plan option may be exercisable more than three years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. The exercise price of the stock options may be paid in either cash, or delivery of unrestricted shares of common stock having a fair market value on the date of delivery equal to the exercise price, or surrender of shares of common stock subject to the stock option which has a fair market value equal to the total exercise price at the time of exercise, or a combination of the foregoing methods.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. We used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Year Ended September 30,
	2012	2011
Expected volatility	36% -278%	N/A
Expected term	1 - 3 Years	N/A
Risk-free interest rate	0.17% - 0.62%	N/A
Forfeiture Rate	0% - 45%	N/A
Expected dividend yield	0%	N/A

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

For the year ended September 30, 2012, total stock-based compensation charged to operations for option-based arrangements amounted to $59,226. At September 30, 2012, there was approximately $336,181 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

 A summary of the status of our outstanding stock options as of September 30, 2012 and changes during the period ending on that date is as follows:

	Year Ended September 30,			Year Ended September 30,
	2012			2011
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
		Price	Value		Price	Value
Stock options
Balance at beginning of year	4,104,487	$0.375		11,604,404	$0.27	$
Granted	8,079,185	0.079		-	$-	-
Exercised	(1,532,325)	$0.167		(6,791,361)	$0.19	-
Forfeited	(2,298,162)	$0.554		(708,556)	$0.50
Balance at end of year	8,353,185	$0.0773	$	4,104,487	$0.375	$184,493

Options exercisable at end of year	1,307,333	$0.0649	$	3,647,720	$0.40	$155,252

Weighted average fair value of options granted during the year		$0.079			$-

The following table summarizes information about employee stock options outstanding at September 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2012	Life	Price	2012	Price
$0.001-0.25	8,328,185	3.79 Years	$0.0764	1,282,333	$0.06
0.30-0.48	25,000	0.47 Years	0.37	25,000	0.37
	8,353,185		$0.077	1,307,333	$0.065

NOTE 14 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

In November, 2009 we acquired 800,000 shares of VOIS Inc. common stock for $48,000, and in March, 2012 we acquired an additional 3,300,000 shares of VOIS Inc. common stock for $33,000. In both instances the Company was able to negotiate a purchase price less than the then trading price of VOIS’ common stock based upon the illiquid nature of the investment and the lack of any other willing purchasers for VOIS securities. Due to the illiquid nature of the VOIS Inc. common stock we applied a discount factor of 20% to the fair value of the marketable security on those shares acquired this fiscal year.

As of September 30, 2012,  the Company’s investments in marketable equity securities are based on the September 30, 2012  stock price as reflected on the OTCBB , reduced by a discount factor if those shares have selling restrictions. These marketable equity securities are summarized as follows:

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2012 and 2011

NOTE 14 - INVESTMENTS (continued)

SEPTEMBER 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$228,600	$—	$309,600

Total	$81,000	$228,600	$—	$309,600

The unrealized gains are presented in comprehensive income in the consolidated statement of operations and comprehensive income.

(b) Gains and Losses on Investments

The following table summarizes the realized net gains (losses) associated with the Company’s investments:

	Fiscal Year Ended
	September 30
	2012	2011

Net gains/(loss) on investments in publicly traded equity securities	$192,360	$67,200

Net gains on investments	$192,360	$67,200

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

Level 2.Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$309,600

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2012 and 2011

NOTE 14 - INVESTMENTS (continued)

We categorize the securities as investments in marketable securities available for sale. These securities are quoted either on an exchange or inter-dealer quotation (pink sheet) system. The securities are restricted and cannot be readily resold by us absent a registration of those securities under the Securities Act or the availabilities of an exemption from the registration requirements under the Securities Act. As these securities are often restricted, we are unable to liquidate them until the restriction is removed. Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in our net income for the period in which the security was liquidated.

Under the guidance of ASC 320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In the assessment of OTTI for various securities at September 30, 2012 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.

There were no impairment charges on investments in publicly traded equity securities for the year ended September 30, 2012 or for the year ended September 30, 2011.

The Company has evaluated its publicly traded equity securities as of September 30, 2012, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Our other comprehensive income consists of unrealized gains on marketable securities available for sale of $228,600.

NOTE 16 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended September 30, 2012 and 2011 all material assets and revenues of the Company were in the United States.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2012 and 2011

NOTE 17 - COMMITMENTS AND CONTINGENCIES

We are a party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on our financial position or results of operations.

NOTE 18 - SUBSEQUENT EVENTS

On November 2, 2012 IceWEB, Inc. entered into a Loan Agreement with IWEB Growth Fund, LLC, a Virginia limited liability company (“IWEB Growth Fund”) which was recently established by Messrs. Compton, Bush, Carosi, Pirtle and Stavish and General Soyster, our independent directors. Ms. My Le Phuong, an employee of our company, serves as manager of the IWEB Growth Fund. Under the terms of the Loan Agreement, IWEB Growth Fund agreed to make one or more loans to us up to the total principal amount of $1.5 million. The lending of any amounts under the Loan Agreement is conditioned upon the negotiation of notes and related loan documents which contain terms and conditions that are acceptable to the lender to be determined at the time of the loans. We agreed to grant IWEB Growth Fund a security interest in our assets as collateral for these loans, which such security interest is subordinate to the interest of our primary lender Sand Hill Finance, LLC. In the event we should default under the terms of the Loan Agreement, IWEB Growth Fund is entitled to declare all amounts advanced under the various notes immediately due and payable. An event of default includes a breach by us of any covenant, representation or warranty in the Loan Agreement or a default under any note entered into with the lender.

Between November 9, 2012 and November 13, 2012, IWEB Growth Fund lent us an aggregate of $111,000.00 under the terms of 6 separate Confession of Judgment Promissory Notes. These notes, which are identical in their terms other than the dates and principal amounts, are for a one year term and bear interest at 12% per annum payable at maturity. Embodied in each of the notes is a confession of judgment which means that should we default upon the payment of the note, we have agreed to permit IWEB Growth Fund to enter a judgment against us in the appropriate court in Virginia before filing suit against us for collection of the amounts. Pursuant to the terms of the Loan Agreement, we paid IWEB Growth Fund’s expenses of $1,500 for the preparation of the Loan Agreement and related documents. We are using the net proceeds from these initial loans for general working capital.

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None, other than a change in our independent registered public accounting firm as previously reported.

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

Management assessed our internal control over financial reporting as of September 30, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on its assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as our executive officers and members of our Board of directors:

Name	Age	Positions
Harold F. Compton (1)(2)	65	Chairman of the Board
Robert M. Howe III	66	Chief Executive Officer
Mark B. Lucky	54	Chief Financial Officer
Nicholas Carosi, III	65	Director
Raymond H. Pirtle (2)	71	Director
Jack Bush(1)	77	Director
Harry E. Soyster	78	Director
Dr. Mark Stavish	57	Director

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

Harold F. Compton.   Mr. Compton has been a member of our board of directors since May 2005, and from May 2012 until July 2012 he served as interim Chief Executive Officer following the death of Mr. John Signorello, the former Chairman and Chief Executive Officer. Mr. Compton has been a retailer for more than 30 years. Mr. Compton joined CompUSA Inc. in 1994 as Executive Vice President-Operations, becoming Executive Vice President and Chief Operating Officer in 1995, President of CompUSA Stores in 1996 and Chief Executive Officer of CompUSA Inc. in 2000, a position he held until his retirement in 2004. Prior to joining CompUSA, Inc., from 1993 until 1994 he served as President and COO of Central Electric Inc., Executive Vice President Operations and Human Resources, and Director of Stores for HomeBase (1989 to 1993), Senior Vice President Operations and Director of Stores for Roses Discount Department Stores (1986 to 1989), and held various management positions including Store Manager, District Manager, Regional Vice President and Zone Vice President for Zayre Corporation from 1965 to 1986. Since 1998 Mr. Compton was a member of the board of directors of Linens ‘N Things, Inc., is currently a member of the board of directors of Maidenform Brands, Inc. and is a member of its Compensation Committee and Corporate Governance and Nominating Committee of the board of directors of that company. Mr. Compton also serves as Chairman of the Board of HASCO Medical, Inc.

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

Robert M. Howe III. Mr. Howe has served as our Chief Executive Officer since July 2012. Mr. Howe is a technology industry veteran with over 20 years of experience in various leadership positions. Mr. Howe was most recently with McCusker & Company, an international warranty services company, where he served as President and Chief Operating Officer. His prior experience includes working at Dell Computer Corporation from 1992-1994 as a Senior Vice President where he was instrumental in launching the DellWare business model, as well as creating a virtual logistics model that subsequently became the industry standard; working at AT&T GIS from 1994-1997 (now known as NCR), where he served as VP and General Manager for their worldwide PC business; and working at CompUSA where he held the titles of Corporate Senior Vice President and President, from 1997-2000 where he oversaw the turnaround of CompUSA’s in-house PC brand. From September 2000 to May 2006, Mr. Howe served as a consultant to technology firms, both independently and in collaboration with the Sightline Group, in connection with go- to – market readiness. From May 2006 to February 2007, Mr. Howe served as President and Chief Operations Officer of DualCor Technologies, Inc., a technology firm that developed a mobile handheld computer.    Mr. Howe holds a BA in English from Birmingham-Southern College, and a Masters of Arts from Auburn University.

We believe that as a result of his years of managerial and operational experience, Mr. Howe brings a management ability at senior levels. These experiences, qualifications and attributes have led to our conclusion that Mr. Howe should be serving Chief Executive Officer.

Mark B. Lucky.   Mark B. Lucky has served as our Chief Financial Officer since March 2007 and as our Chief Operating Officer since May 2012. Since October 30, 2010 he has also served as a member of the board of directors of VOIS Inc. (OTC Markets: VOIS), an entity in which we purchased an interest as described elsewhere herein. He has over 20 years professional experience in high growth/start-up ventures and established companies with multi-industry experience including financial services, technology, software, real estate, biotech and entertainment and media. Prior to joining our company, he consulted at Bearing Point on their financial restatement project. From 2004 to 2005 he was Vice President of Finance and Administration at Galt Associates, Inc., a Sterling, Virginia informatics/ technology and medical research services company and from 2001 to 2004 he was Vice President of Finance and Administration of MindShare Design, Inc., a San Francisco, California based internet technology company. While at both Galt Associates, Inc. and MindShare Design, Inc. Mr. Lucky was the senior financial officer for the company, providing strategic and tactical analysis and managing day to day finance, accounting, cash management, reporting and human resource responsibilities. During his career Mr. Lucky has also been employed by Axys Pharmaceuticals, Inc., a NASDAQ-listed South San Francisco, California-based early stage drug discovery biotech company (acting CFO and Senior Director of Finance), PriceWaterhouseCoopers, LLC, COMPASS Management and Leasing, Inc. (Vice President - Finance 1997 to 1998), Mindscape, Inc. (Director of Financial Planning and Analysis 1995 to 1996), The Walt Disney Company (Manager, Operations Planning & Analysis, Manager of Corporate Planning 1991 to 1995), and KPMG. Mr. Lucky is a member of the board of directors of VOIS Inc. and HASCO Medical, Inc. Mr. Lucky is a CPA and received his B.A., Economics, from the University of California at Los Angeles.

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

Harry E. Soyster.   General Soyster has been a member of our board of directors since March 2009. General Soyster served as Director, Defense Intelligence Agency during Desert Shield/Storm. He also served as Deputy Assistant Chief of Staff for Intelligence, Department of the Army; Commanding General, U.S. Army Intelligence and Security Command; and in the Joint Reconnaissance Center, Joint Chiefs of Staff. In Vietnam, he was a field artillery battalion operations officer, and was twice decorated for valor and wounded in action. Upon retirement, General Soyster was Vice President for International Operations with Military Professional Resources Incorporated where he helped pioneer the concept of providing retired military expertise to support emerging democracies in Eastern Europe and Africa. In 2006, he served as Special Assistant to the Secretary of the Army for World War II 60th Anniversary Commemorations. Currently, he serves as consultant to numerous corporations and participates in studies by the Center for Strategic and International Studies and the National Institute for Public Policy. In 1957, General Soyster graduated from the United States Military Academy with a Bachelor of Science degree in Engineering. He also holds a Masters of Science degree in Chemistry from Pennsylvania State University in Chemistry and a Masters of Science degree in Management from the University of Southern California. His military education includes completion of the Field Artillery School, Basic and Advanced Courses; the U.S. Army Command and General Staff College; and the National War College. General Soyster has an active TS/SCI (Top Secret/Sensitive Compartmented Information) clearance.

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

Nick Carosi, III. Mr. Carosi has been a member of our board of directors since May, 2012. He has served as President and CEO of Arban & Carosi Inc., one of the largest manufacturers of architectural precast concrete serving the Mid-Atlantic area, since 1990. He currently serves as a board member of INOVA Health Systems, with which he has been associated for over 20 years. He began his career with the Arban & Carosi Inc. in 1969, and was instrumental in overseeing its growth into the preeminent manufacturers of architectural precast concrete in North America. Mr. Carosi is a former board member, and President of the Prince William County Chamber of Commerce, has served on the advisory board of Sovran Bank, was a member of the board of Piedmont Federal Savings and Loan, and also served on the board of Potomac Hospital. During that time he has served as a board member, chairman of the finance committee, chairman of the governance committee, chairman of the investment committee, and is currently the vice chair of the board. He is also currently on the board of Marymount University of Arlington, Virginia, and Bellarmine University of Louisville, Kentucky, his alma mater. In addition, Mr. Carosi was instrumental in bringing what is now known as the Potomac Nationals to Prince William County, Virginia, having served as their Treasurer for four years. He is also a former partner of TSI Windows of Maryland.

We believe that Mr. Carosi’s extensive senior management, operational, and board experience brings valuable knowledge to our board of directors and that these experiences, qualifications and attributes have led to our conclusion that Mr. Carosi should be serving as a member of our board of directors.

Dr. Mark Stavish. Dr. Stavish has been a member of our board of directors since September 2012. He currently serves as President and General Manager of Evergreen Partners, a consulting and venture capital entity. He is also an adjunct professor of clinical management and leadership at George Washington University. Prior to creating Evergreen Partners, Dr. Stavish served as an Executive Vice President of Human Resources of America Online (AOL) from February 1995 to December 2002. He was previously the director of Human Resources at Pepsi Beverages Company. Dr. Stavish also currently serves as a Director of DigitalSports Inc., Lowers & Associates Inc., Copyboy Publications Inc., HumanR Inc., INOVA Loudoun Healthcare Inc., Crossways International Inc., Every Orphan’s Hope, Loudoun Community Health Center and the Virginia High School League Foundation. He serves as Trustee of INOVA Health Systems Inc. He also previously served as the Chairman of the Loudoun County Chamber of Commerce. Dr. Stavish holds an Ed. D. in Human Resources Development and Organizational Learning from The George Washington University and a B.S. in Psychology from Iowa State University.

We believe that Dr. Stavish’s extensive senior management, operational, and board experience brings valuable knowledge to our board of directors and that these experiences, qualifications and attributes have led to our conclusion that Dr. Stavish should be serving as a member of our board of directors.

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

Messrs. Compton and Carosi are the members of our Compensation Committee. As we expand our Board of Directors with additional independent directors the number of directors serving on the Compensation Committee will also increase. A copy of the Compensation Committee Charter is available on our website at www.iceweb.com under the “Investor Relations” tab.

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

Section 16(a) Beneficial Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended September 30, 2012 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2012, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following Board members and officers failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended September 30, 2012, except as set forth below:

•	Mr. Signorello failed to file 1 report covering 1 transaction,

•	Mr. Lucky failed to file 1 report covering 1 transaction, and

All such Form 4s have subsequently been filed by the reporting person.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2012. The value attributable to any option awards is computed in accordance with accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments. The assumptions made in the valuations of the option awards are included in Note 12 of the Notes to our Financial Statements for fiscal 2012 appearing later in this report.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

John Signorello (1)	2012	158,272	—	—	—	—	—	23,538	181,810
	2011	205,889	—	76,192	—	—	—	34,038	316,119

Harold Compton (2)	2012		—	48,000	—	—	—	35,921	83,921

Robert M. Howe III (3)	2012	20,000	—	59,000	—	—	—	5,392	84,392

Mark B. Lucky (4)	2012	221,082	—	12,000	—	—	—	11,061	244,143
	2011	156,417	—	76,192	—	—	—	10,041	242,650

(1)	Mr. Signorello was our Chief Executive Officer until his passing in May, 2012. All other compensation in fiscal 2012 includes $23,538 which represents the value of health insurance premiums and includes $16,000 which represents the value of life insurance premiums we pay for Mr. Signorello. In fiscal 2011, we granted him 468,727 shares of our restricted common stock, valued at $76,192. All other compensation in fiscal 2011 includes $34,038 which represents the value of health insurance premiums and includes $24,000 which represents the value of life insurance premiums we pay for Mr. Signorello. The compensation table above excludes the compensation provided to Mr. Signorello as a member of the Board of Directors.

(2)	Mr. Compton served as our interim Chief Executive Officer after the passing of Mr. Signorello until July 2012. In fiscal 2012 we granted Mr. Compton 549,342 shares of our restricted common stock, valued at $48,000. All other compensation in 2012 includes the value of options granted to him as director compensation.

(3)	Mr. Howe has served as our Chief Executive Officer since July 2012. In fiscal 2012 we granted Mr. Howe 1,048,193 shares of our restricted common stock, valued at $59,000. All other compensation in fiscal 2012 represents the value of health insurance premiums and housing allowance we pay for Mr. Howe.

(4)  Mr. Lucky is our Chief Financial Officer. All other compensation in fiscal 2012 and 2011 represents the value of health insurance premiums we pay for Mr. Lucky. In fiscal 2012, we granted Mr. Lucky 137,336 shares of our restricted common stock, valued at $12,000. In fiscal 2011, we granted him 468,727 shares of our restricted common stock, valued at $76,192.

How Mr. Howe’s compensation is determined

Mr. Howe, who has served as our CEO since July 2012, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Howe’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Howe’s compensation. During fiscal 2012 Mr. Howe’s compensation package included a base salary of $140,000 and Company provided health care benefits.

How Mr. Lucky’s compensation is determined

Mr. Lucky, who has served as our CFO since March 2007, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Lucky’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Lucky’s compensation. During fiscal 2012 Mr. Lucky’s compensation package included a base salary of $200,000 and company provided health care benefits. Mr. Lucky did not receive any stock option grants during this fiscal year. The amount of compensation payable to Mr. Lucky can be increased at any time upon the determination of the Compensation Committee of our Board of Directors. [DITTO]

How Mr. Signorello’s compensation was determined

Mr. Signorello, who served as our CEO from March 2000 until his death in May 2012, was not a party to an employment agreement with our Company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Signorello’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Signorello’s compensation.

How Mr. Compton’s compensation was determined

Mr. Compton, who served as our CEO on an interim basis from June 1, 2012 until July 23, 2012, was not a party to an employment agreement with our Company. His compensation was determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Compton’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. The following table provides information concerning the compensation of our directors for their services as members of our Board of Directors for the fiscal year ended September 30, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jack Bush	—	—	$35,921	—	—	—	$35,921

Raymond Pirtle	—	—	$35,921	—	—	—	$35,921
Dr. Mark Stavish			$7,864				$7,864
Harry E. Soyster	—	—	$35,921	—	—	—	$35,921
Nicholas Carosi III	—	—	$11,974	—	—	—	$11,974

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2012:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Robert M. Howe III	—	—

Mark Lucky	29,167	20,833		$0.001	03/18/2013

Harold Compton	100,000	—		$0.001	03/18/2013
	150,000	—		$0.001	06/07/2013
	250,000	—		$0.10	09/09/2014
	—	566,350		$0.0847	09/13/2017

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 22, 2012, there were 216,443,809 shares of our common stock issued and outstanding. Our common stock is the only outstanding class of our voting securities. The following table sets forth, as of December 22, 2012, information known to us relating to the beneficial ownership of these shares by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
•	each director;
•	each executive officer; and
•	all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 22900 Shaw Road, Suite 111, Sterling, Virginia 20166.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from December 22, 2012 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of December 22, 2012, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Hal Compton (1)	2,546,009	1.18%
Raymond H. Pirtle (2)	160,333	0.07%
Nicholas Carosi III (3)	13,746,845	6.37%
Mark B. Lucky (4)	6,336,569	2.93%
Ed Soyster (5)	59,000	0.03%
Jack Bush (6)	1,510,833	0.70%
Robert M. Howe III	1,048,193	0.49%
Dr. Mark Stavish	-	0.00%
All executive officers and as a group (eight persons) (1)(2),(3),(4),(5),(6)	25,408,283	11.76%
Estate of John R. Signorello (7)	16,284,785	7.53%

(1)         The number of shares beneficially owned by Mr. Compton includes options to purchase 271,667 shares of our common stock at an exercise price of $0.001 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share.

(2)         The number of shares beneficially owned by Mr. Pirtle includes options to purchase 25,833 shares of our common stock at an exercise price of $0.001 per share.

(3)         The number of shares beneficially owned by Mr. Carosi includes warrants to purchase 8,201,012 shares of our common stock at an exercise price of $0.074 per share.

(4)         The number of shares beneficially owned by Mr. Lucky includes options to purchase 60,833 shares of our common stock at an exercise price of $0.001 per share.

(5)         The number of shares beneficially owned by General Soyster includes options to purchase 34,000 shares of our common stock at an exercise price of $0.001 per share.

(6)         The number of shares beneficially owned by Mr. Bush includes options to purchase 160,833 shares of our common stock at an exercise price of $0.001 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share.

(7)         The number of shares beneficially owned by Mr. Signorello’s estate includes options to purchase 250,000 shares of our common stock at an exercise price of $0.60 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share. The number of shares beneficially owned by Mr. Signorello excludes 626,667 shares of our common stock issuable upon the conversion of 626,667 shares of Series B convertible preferred stock. Under the designations, rights and preferences of such security, the Series B convertible preferred stock is not convertible by the holder if such conversion would result in the holder becoming the beneficial owner of in excess of 4.99% of our common stock. This provision may be waived or amended only with the consent of the holders of all of the Series B convertible preferred stock and the consent of the holders of a majority of our outstanding shares of common stock who are not our affiliates.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2000 Management and Director Equity Incentive and Compensation Plan and our 2012 Equity Compensation Plan and any compensation plans not previously approved by our stockholders as of September 30, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our stockholders:
2000 Management and Director Equity Incentive and Compensation Plan	1,274,000	$0.0665	-

Plans not approved by stockholders:
2012 Equity Incentive Plan	7,079,185	$0.0792	n/a

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We and certain of our affiliates have entered into a transaction involving VOIS Inc. (OTCBB: VOIS), a public company which had developed and launched a social commerce website. On November 3, 2009 we purchased 800,000 shares of the common stock of VOIS Inc., which at that time represented approximately 16% of that company, for $48,000 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. In March, 2012 we acquired purchased an additional 3,300,000 of the common stock of VOIS Inc. for $33,000. At the time of our investment, Mr. Mark Lucky, our Chief Financial Officer, was a member of VOIS’ board of directors, having been elected in October 2009. Mr. Lucky resigned his positions with VOIS in September 2012. As of the date hereof, we have had no subsequent business relationship with VOIS, other than as set forth herein. We currently own 4,100,000 shares of VOIS common stock which represents approximately 1.7% of the outstanding common stock of VOIS Inc.

On November 2, 2012 we entered into a Loan Agreement with IWEB Growth Fund, LLC, a Virginia limited liability company (“IWEB Growth Fund”) which was recently established by Messrs. Compton, Bush, Carosi, Pirtle and Stavish and General Soyster, our independent directors. Ms. My Le Phuong, an employee of the Company, serves as manager of the IWEB Growth Fund. Under the terms of the Loan Agreement, IWEB Growth Fund agreed to make one or more loans to us up to the total principal amount of $1.5 million. The lending of any amounts under the Loan Agreement is conditioned upon the negotiation of notes and related loan documents which contain terms and conditions that are acceptable to the lender to be determined at the time of the loans. We agreed to grant IWEB Growth Fund a security interest in our assets as collateral for these loans, which such security interest is subordinate to the interest of our primary lender Sand Hill Finance, LLC. In the event we should default under the terms of the Loan Agreement, IWEB Growth Fund is entitled to declare all amounts advanced under the various notes immediately due and payable. An event of default includes a breach by us of any covenant, representation or warranty in the Loan Agreement or a default under any note entered into with the lender.

Between November 9, 2012 and November 13, 2012, IWEB Growth Fund lent us an aggregate of $111,000 under the terms of six separate Confession of Judgment Promissory Notes. These notes, which are identical in their terms other than the dates and principal amounts, are for a one year term and bear interest at 12% per annum payable at maturity. Embodied in each of the notes is a confession of judgment which means that should we default upon the payment of the note, we have agreed to permit IWEB Growth Fund to enter a judgment against us in the appropriate court in Virginia before filing suit against us for collection of the amounts. Pursuant to the terms of the Loan Agreement, we paid IWEB Growth Fund’s expenses of $1,500 for the preparation of the Loan Agreement and related documents. We are using the next proceeds from these initial loans for general working capital.

Director Independence

Messrs. Compton, Pirtle, Stavish, Soyster, Carosi, and Bush, members of our Board of Directors, are “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits and reviews for the fiscal years ended September 30, 2012 and 2011 is $59,000 and $66,000, respectively.

AUDIT-RELATED FEES

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Our audit-related and review fees for the fiscal years ended September 30, 2012 and 2011 were $0 and $0.

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal years ended September 30, 2012 and 2011 is $0 and $0, respectively.

ALL OTHER FEES

There were no other fees billed by our principal accountant for the fiscal years ended September 30, 2012 and 2011, except as provided above.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2012 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS

2.1	Agreement and Plan of Reorganization and Stock Purchase Agreement with Disease S.I. Inc.(4)
2.2	Agreement and Plan of Merger with IceWEB Communications, Inc. (8)
2.3	Agreement and Plan of Merger with Seven Corporation (9)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (1)
3.5	Certificate of Amendment to Certificate of Incorporation (2)
3.6	Certificate of Amendment to Certificate of Incorporation (3)
3.7	Certificate of Amendment to Certificate of Incorporation (11)
3.8	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.9	Certificate of Amendment to Certificate of Incorporation (13)
3.10	Bylaws (1)
3.11	Certificate of Designations of Series B Convertible Preferred Stock (17)
4.1	Form of Common Stock Purchase Warrant “A” (12)
4.2	Form of Common Stock Purchase Warrant “B” (12)
4.3	Form of Common Stock Purchase Warrant “C” (12)
4.4	Form of Series H Common Stock Purchase Warrant (16)
4.5	Form of Series I Common Stock Purchase Warrant (16)
4.6	Form of $0.70 Common Stock Purchase Warrant “A” (16)
4.7	Form of Comerica Bank warrant (16)
4.8	Form of Common Stock Purchase Warrant “D” (17)
4.9	Form of Common Stock Purchase Warrant “E” (17)
4.10	Form of Common Stock Purchase Warrant “F” (17)
4.11	Form of Common Stock Purchase Warrant “G” (18)
4.12	Form of Common Stock Purchase Warrant for Sand Hill Finance LLC (18)
4.13	Secured Convertible Debenture for Sand Hill Finance LLC (25)
4.14	Warrant Amendment Agreement with Sand Hill Finance LLC (25)
4.15	Form of Series Common Stock Purchase Warrant “N” (26)
4.16	Form of Senior Convertible Note (27)

4.17	Form of Series Common Stock Purchase Warrant “O” (27)
4.18	Form of Series Common Stock Purchase Warrant “P” (27)
4.19	Form of Series Common Stock Purchase Warrant “Q” (27)
4.20	Form of Series Common Stock Purchase Warrant “R” (30)
10.1	Acquisition Agreement with North Orlando Sports Promotions, Inc. (1)
10.2	Asset Purchase Agreement with Raymond J. Hotaling (5)
10.3	2000 Management and Director Equity Incentive and Compensation Plan (6)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.5	Stock Purchase and Exchange Agreement with Interlan Communications (9)
10.6	Preferred Stock Purchase Agreement dated March 30, 2005 (12)
10.7	Registration Rights Agreement with Barron Partners LP (12)
10.8	Asset and Stock Purchase Agreement for iPlicity, Inc.(16)
10.9	Asset and Stock Purchase Agreement for DevElements, Inc. of Virginia (15)
10.10	Form of Loan and Security Agreement with Comerica Bank (16)
10.11	Forbearance Agreement (16)
10.12	Sublease Agreement for principal executive offices (16)
10.13	Preferred Stock Purchase Agreement dated September 8, 2005 (18)
10.14	Registration Rights Agreement with Barron Partners LP (18)
10.15	Financing Agreement with Sand Hill Finance LLC (18)
10.16	Lease Agreement for principal executive offices (19)

10.17	Retailer Marketing Agreement with CompUSA (20)
10.18	Stock Purchase Agreement with Inline Corporation (21)
10.19	First Amendment to Stock Purchase Agreement with Inline Corporation (21)
10.20	Convertible Debenture with Sand Hill Finance LLC (22)
10.21	Stock Purchase Agreement for Sale of IceWEB Virginia, Inc. (23)
10.22	Series C Preferred Stock Purchase Agreement (24)
10.23	Form of Securities Purchase Agreement for senior note offering (27)
10.24	Form of subsidiary guarantee (27)
10.25	Form of Registration Rights Agreement for senior note offering (27)
10.26	Letter agreement dated August 16, 2011 by and between IceWEB, Inc. and Rodman & Renshaw LLC, as amended (27)
10.27	Form of Subscription Agreement (30)
10.28	Form of Registration Rights Agreement (30)
10.29	IceWEB, Inc. 2012 Equity Compensation Plan (28)
10.30	Ninth Amendment to Financing Agreement and Waiver with Sand Hill Finance, LLC (29)
10.31	Loan Agreement dated November 2, 2012 by and between IceWEB, Inc. and IWEB Growth Fund, LLC (31)
10.32	Form of Confession of Judgment Promissory Note (32)
14.1	Code of Business Conduct and Ethics (16)
21.1	Subsidiaries of the registrant (16)
23.1	Consent of D’Arelli Pruzansky, P.A. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

*	filed herewith

(1)	Incorporated by reference to the Form 10-SB, file number 000-27865, filed with on October 28, 1999, as amended.
(2)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 18, 2001.
(3)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 26, 2001.
(4)	Incorporated by reference to the Report on Form 8-K as filed on June 6, 2001.
(5)	Incorporated by reference to the Report on Form 8-K as filed on July 26, 2001.
(6)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on July 23, 2001.
(7)	Incorporated by reference to the Report on Form 8-K as filed on December 4, 2001.
(8)	Incorporated by reference to the Report on Form 8-K as filed on April 4, 2002.

(9)	Incorporated by reference to the Report on Form 8-K as filed on August 1, 2003.
(10)	Incorporated by reference to the Report on Form 8-K/A as filed on February 20, 2004.
(11)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on August 20, 2004.
(12)	Incorporated by reference to the Report on Form 8-K as filed on April 5, 2005.
(13)	Incorporated by reference to the definitive Information Statement on Schedule14C as filed on April 4, 2005.
(14)	Incorporated by reference to Amendment No. 1 to the Report on Form 8-K/A as filed on February 20, 2004.
(15)	Incorporated by reference to the Report on Form 8-K as filed on July 23, 2004.
(16)	Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-126898, as amended.
(17)	Incorporated by reference to our Annual Report on Form 10-KSB as filed on January 18, 2006.
(18)	Incorporated by reference to the Report on Form 8-K as filed on January 30, 2006.
(19)	Incorporated by reference to the registration statement on Form SB-2/A, SEC file number 333-126898 filed on January 30. 2006.
(20)	Incorporated by reference to the Report on Form 8-K as filed on June 22, 2006.
(21)	Incorporated by reference to the Report on Form 8-K as filed on January 3, 2009.
(22)	Incorporated by reference to the Report on Form 8-K as filed on December 1, 2009.
(23)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2010.
(24)	Incorporated by reference to the Report on Form 8-K as filed on July 31, 2010.
(25)	Incorporated by reference to the registration statement on Form S-1, SEC file number 333-167501, as amended.
(26)	Incorporated by reference to the Report on Form 8-K as filed on November 16, 2011.
(27)	Incorporated by reference to the Report on Form 8-K as filed on November 23, 2011.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on August 28, 2012.
(29)	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2012.
(30)	Filed as an exhibit to the registration statement on Form S-1, SEC File No. 333-183463.
(31)	Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2012.
(32)	Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICEWEB, INC.

December 28, 2012	By:	/s/ Robert M. Howe III
Robert M. Howe III, Chairman and Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Howe III	Chairman of the Board and CEO, principal	December 28, 2012
Robert M. Howe III	executive officer

/s/ Mark B. Lucky	Chief Financial Officer, principal financial	December 28, 2012
Mark B. Lucky	and accounting officer

/s/ Hal Compton	Director	December 28, 2012
Hal Compton

/s/ Raymond H. Pirtle, Jr.	Director	December 28, 2012
Raymond H. Pirtle, Jr.

/s/ Nicholas Carosi III	Director	December 28, 2012
Nicholas Carosi III

/s/ Jack Bush	Director	December 28, 2012
Jack Bush

/s/ Harry E. Soyster	Director	December 28, 2012
Harry E. Soyster

/s/ Dr. Mark Stavish	Director	December 28, 2012
Dr. Mark Stavish

