Form 10-Q
period 2012-12-31
ICEWEB INC
filed 2013-02-14
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2012

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at February 14, 2013 was: 246,062,080.

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

2

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED December 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheets

	December 31, 2012 (Unaudited)	September 30, 2012 (1)
CURRENT ASSETS:
Cash	$81,531	$269,594
Marketable securities	206,400	72,000
Accounts receivable, net	604,594	563,320
Inventory	264,068	282,231
Other current assets	28,250	6,875
Prepaid expenses	9,112	19,702
	1,193,955	1,213,721

OTHER ASSETS:
Property and equipment, net	481,770	499,785
Deposits	13,320	13,320
Other assets	1,545	1,545
Marketable Securities	—	237,600
Deferred financing costs, net	92,060	114,395
Total Assets	$1,782,650	$2,080,367

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$784,975	$824,128
Notes payable	2,075,331	2,059,582
Convertible notes payable, net of discount	6,162	105,175
Notes payable, related party	111,000	—
Derivative liability	484,368	1,104,499
Deferred revenue	2,995	24,897
Total Liabilities	3,464,831	4,118,281

Stockholders' Deficit
Preferred Stock ($.001 par value; 10,000,000 shares authorized)
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 232,838,029 shares issued and 232,675,529 shares outstanding and 216,443,809 shares issued and 215,943,809 issued and outstanding, respectively)	232,677	215,945
Additional paid in capital	39,576,369	38,343,043
Accumulated deficit	(41,604,253)	(40,813,128)
Accumulated other comprehensive income	125,400	228,600
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)
Total Stockholders' Deficit	(1,682,180)	(2,037,914)
Total Liabilities and Stockholders' Deficit	$1,782,650	$2,080,367

See accompanying notes to unaudited consolidated financial statements

(1)         Derived from audited financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31
	2012	2011
Sales	$313,411	$758,898

Cost of sales	174,094	472,612
Gross profit	139,317	286,286

Operating expenses:
Sales and marketing	136,134	112,370
Depreciation and amortization expense	18,016	68,867
Research and development	281,617	208,773
General and administrative	1,002,907	351,244
Total operating expenses	1,438,674	741,254

Loss from operations	(1,299,358)	(454,968)

Other income (expense):
Gain (loss) on change of fair value of derivative liability	620,131	(287,396)
Interest expense	(111,899)	(286,422)
Total other income (expense):	508,232	(573,818)

Net loss	$(791,126)	$(1,028,786)

Loss per common share basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding basic and diluted	224,478,736	158,074,975

See accompanying notes to unaudited consolidated financial statements

5

ICEWEB, Inc.

Statement of Consolidated Comprehensive Income

	Three Months Ended
	December 31
	2012	2011

Net loss	$(791,126)	$(1,028,786)

Other comprehensive loss, net of tax:

Unrealized loss on securities	(103,200)	(64,000)

Other comprehensive income (loss)	(103,200)	(64,000)

Comprehensive income (loss)	$(894,326)	$(1,092,786)

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2012	2011
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(746,583)	$(1,467,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(10,507)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription receivable	-	1,171,520
Proceeds from notes payable	90,748	137,092
Proceeds from exercise of common stock options	394,772	135
Proceeds from the sale of restricted stock	37,000	-
Proceeds from convertible notes payable	-	1,750,000
Proceeds from notes payable – related party	111,000	-
Payment of financing costs	-	(567,547)
Payments on notes payable	(75,000)	(230,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	558,520	2,261,200

NET INCREASE (DECREASE) IN CASH	(188,063)	783,488

CASH - beginning of period	269,594	4,120

CASH - end of period	$81,531	$787,608

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$61,928	$108,907
Income taxes	—	—

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 - NATURE OF BUSINESS

Headquartered just outside of Washington, D.C., we manufacture high performance unified data storage appliances with enterprise storage management capabilities, and provide Cloud Computing Products/Services.  Through thin provisioning, target deduplication and inline compression managed through IceWEB’s proprietary IceSTORM™ Operating System, IceWEB’s unified storage appliances enable standardization, consolidation and optimized storage utilization for virtual and cloud environments, saving up to 90% of storage costs, while reducing space, power and cooling requirements and simplifying storage management.  Our customer base includes mid-sized businesses, large enterprises, and government organizations.

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

We generate revenue from the manufacture and sale of high-performance unified data storage appliances with IceWEB’s proprietary IceSTORM (STorage Optimization and Resource Management) Operating System and Cloud Computing Services.

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

Going Concern

We have had losses since inception that raise doubt about our ability to continue as a going concern. In addition and as discussed further in Note 5, we are not in compliance with debt covenants under our Financing Agreements with Sand Hill Finance LLC. For the year ended September 30, 2012 we incurred a net loss of $6,485,048 and for the three months ended December 31, 2012 we incurred a net loss of $791,126, had a use of cash in operating activities of $746,583, and had negative working capital of $2,270,876. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Management has established plans intended to increase the sales of our products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that we will be able to raise any additional funds.

Investments in Marketable Securities

IceWEB accounts for marketable equity securities in accordance with ASC 320, “Investment – Debt and Equity Securities” with any unrealized gains and losses included as a net amount as a separate component of stockholders’ equity. Certain securities that we may invest in may be determined to be non-marketable. Non-marketable securities where we own less than 20% of the investee are accounted for at cost pursuant to APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities that we may hold are treated in accordance with SFAS No. 115 with any unrealized gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’equity (deficit). Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2012 and 2011 include the allowance for doubtful accounts, the valuation of stock-based compensation, the allowance for inventory obsolescence, derivative liabilities, and the useful life of property and equipment and intangible assets, and litigation reserves.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $409,000 as of December 31, 2012. Management performs ongoing evaluations of its accounts receivable and has provided a general reserve for bad debt. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 for the three months ended December 31, 2012 and 2011.

Derivative Liability

Derivatives are required to be recorded on the balance sheet at fair value (see Note 11).  These derivatives, including embedded derivatives in the Company’s structured borrowings and warrants, are separately valued and accounted for on the Company’s balance sheet with changes in fair value charged to operations.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. In addition, additional disclosures is required about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of December 31, 2012 are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 8).

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation expense is recorded by using the straight-line method over the estimated useful lives of the related assets.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Advertising

Advertising costs are expensed as incurred and amounted to $18,308 in fiscal Q1 2012 and $13,241 in fiscal Q1 2011.

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

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”). Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At December 31, 2012 and 2011, there were options and warrants to purchase 137,434,996 shares and 110,210,221 shares of common stock, as adjusted, and 626,667 shares issuable upon conversion of Series B preferred stock outstanding, respectively, which could potentially dilute future earnings per share.

Stock-Based Compensation

As more fully described in Note 14, we have a stock option plan that provides for non-qualified and incentive stock options to be issued to directors, officers, employees and consultants (the 2012 Equity Compensation Plan (the “Plan”).

We account for stock-based compensation to employees under ASC Topic 718, “Compensation – Stock Compensation, “Share-Based Payments using the modified-prospective-transition method. Under that method, compensation cost is recognized.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal year 2013, the Company adopted Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income and Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220)-Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The adoption of these amended standards impacted the presentation of other comprehensive income, as the Company elected to present two separate but consecutive statements, but did not impact our financial position or results of operations.

Various accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	December 31, 2012	September 30, 2012
Office equipment	5 years	$644,020	$644,020
Computer software	3 years	29,523	29,523
Leasehold improvements	5 years	1,033,495	1,033,495
		1,707,038	1,707,038

Less: accumulated depreciation		(1,225,268)	(1,207,253)

		$481,770	$499,785

Depreciation expense for the three months ended December 31, 2012 and 2011 was $18,016 and $ 68,867 respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	December 31, 2012	September, 30, 2012
Raw materials	$177,634	$175,258
Work in progress	43,908	42,335
Finished goods	42,526	64,638
	$264,068	$282,231

NOTE 5 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At December 31, 2012, the principal amount due under the Financing Agreement amounted to $2,075,331.

Interest on the accounts receivable-based borrowings is payable at a rate of 1.00% per month on the average loan balance outstanding during the year, equal to an annual interest of approximately 12% per year. The Company also agreed to pay an upfront commitment fee of 1% of the credit line upon signing the Financing Agreement, half of which was due and paid upon signing (amounting to $9,000) and half of which is due on the first anniversary of the Financing Agreement. In addition, the Company is obligated to pay a commitment fee of 1% of the credit limit annually, such amounts are payable on the anniversary of the agreement.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

In November, 2011, in connection with the Company’s private placement of convertible notes and Securities Purchase Agreement (see Note 10), Sand Hill Finance, LLC executed an amendment to the Financing Agreement in which Sand Hill Finance LLC agreed that they would not pursue an remedies of default under the Financing Agreement until at least the ninety-first day after the obligations under the convertible notes have been fully satisfied.

NOTE 6 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At December 31, 2012 all of the Company’s cash balances were fully insured. The Company had not experienced any losses in such accounts. At December 31, 2012 three customers accounted for approximately 89% of our outstanding accounts receivable balance.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 7 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of December 31, 2012,  the Company’s investments in marketable equity securities are based on the December 31, 2012 stock price as reflected on the OTCBB stock exchange , reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$125,400	$—	$206,400

Total	$81,000	$125,400	$—	$206,400

September 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$228,600	$—	$309,600

Total	$81,000	$228,600	$—	$309,600

The unrealized gains are presented in comprehensive income in the consolidated statement of operations and comprehensive income.

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Three Months Ended
	December 31
	2012	2011

Net gains/(loss) on investments in publicly traded equity securities	$(103,200)	$(64,000)

Net gains on investments	$(103,200)	$(64,000)

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 8 – FAIR VALUE MEASUREMENTS

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$206,400

Liabilities:
Derivative liabilities	$—	$—	$484,368

September 30, 2012
Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$309,600

Liabilities:
Derivative liabilities	$—	$—	$1,104,499

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

There were no impairment charges on investments in publicly traded equity securities for the three months ended December 31, 2012 or 2011.

The Company has evaluated its publicly traded equity securities as of December 31, 2012, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our accumulated other comprehensive income consists of unrealized gains on marketable securities available for sale of $125,400 at December 31, 2012, and $228,600 at September 30, 2012.

NOTE 10 – CONVERTIBLE NOTES

On November 23, 2011, IceWEB, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three accredited investors pursuant to which the Company sold $2,012,500 in principal amount of Senior Convertible Notes (the “Notes”) and issued the investors Series O, Series P and Series Q Warrants (collectively, the “Warrants”) to purchase up to an aggregate of 81,587,843 shares, as adjusted, of the Company’s common stock for an aggregate purchase price of $1,750,000 in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.     The Company issued the Notes at an original issue discount of 13%.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

	December 31,	September 30,
	2012	2012

Principal balance of convertible notes	$46,750	$164,469
Original issue discount, net	(5,294)	(5,399)
Beneficial conversion feature discount	(35,294)	(53,895)
Convertible notes, net of discount	$6,162	$105,175

The convertible notes have a principal balance of $46,750, and are carried on the balance sheet at $6,162 net of the remaining unamortized discount, which is being amortized as interest expense over the remaining life of the notes. The convertible notes are convertible into our common stock at a conversion price of $0.074 per share. We can elect to settle any conversion in stock, cash or a combination of stock and cash.

At December 31, 2012, conversion of the outstanding principal amount of the convertible notes would result in the issuance of 631,757 shares of common stock.

NOTE 11 - DERIVATIVE LIABILITIES

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at December 31, 2012 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at December 31, 2012 are all currently exercisable with a weighted-average remaining life of 3.90 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of income of $620,131 and expense of $287,396 within the Company’s consolidated statements of operations for the three months ended December 31, 2012 and 2011, respectively, under the caption “Change in fair value of derivative warrant liability”.  The fair value of the warrants at December 31, 2012 is $484,368 which is reported on the consolidated balance sheet under the caption “Derivative Liability”.  The following summarizes the changes in the value of the derivative warrant liability from the date of the Company’s issuance of derivative warrant instruments on November 23, 2011 until December 31, 2012:

	Value	No. of Warrants
Warrants Issued on November 23, 2011– Derivative warrant liability	$1,750,000	105,012,247
Decrease in fair value of derivative warrant liability	(645,501)	(2,669,628)
Balance at September 30, 2012 – Derivative warrant liability	$1,104,499	102,342,619
Decrease in fair value of derivative warrant liability	(620,131)	--
Balance at December 31, 2012 – Derivative warrant liability	$484,368	102,342,619

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of December 31, 2012.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the December 31, 2012 fair value calculations were as follows:

December 31,
2012
Current exercise price	$0.074
Time to expiration	3.90 years
Risk-free interest rate	0.72%
Estimated volatility	280.5%
Dividend	-0-
Stock price on December 31, 2012	$0.064
Expected forfeiture rate	90%

NOTE 12 - COMMITMENTS

We are on a month to month tenancy in our office space in Sterling, Virginia, as our two-year operating lease expired on March 31, 2011.  The office lease agreement had certain escalation clauses and renewal options.  We currently have no future minimum rental payments under operating leases.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 13 – Stockholders’ Deficit

Common Stock Warrants

The outstanding warrants at December 31, 2012 have a weighted average exercise price of $0.085 per share and have a weighted average remaining life of 3.69 years.

Certain of these warrants contain certain provisions which cause them to be classified as derivative liabilities pursuant to Accounting Standards Codification subtopic 815-40, “Derivatives and hedging—Contracts in Entity’s Own Equity” (ASC 815-40). Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of $1,750,000. The fair value of these warrants was decreased to $484,368 as of December 31, 2012. The non-cash income adjustment recorded in the Statement of Operations for the three months ended December 31, 2012 was $620,131. We are required to continue to adjust the warrants to fair value through current period operations for each reporting period.

The Company issued warrants for 83,682,624 common shares, as adjusted, with a current exercise price of $0.074, as adjusted, which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

In October, 2012 we issued 10,433,853 warrants with a one year life and a conversion price of $0.08 per share. These warrants are unregistered, do not have price protection, and were issued to a consultant for services rendered to the Company.

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2012 and changes during the period ending on that date is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance outstanding at September 30, 2012	118,434,173	$0.0844	3.84	-
Granted	10,433,853	$0.080	0.75	-
Exercised	0	$-	-	-
Forfeited	(25,000)	$1.000	-	-
Balance outstanding at December 31, 2012	128,843,026	$0.085	3.69	-

NOTE 14 - STOCK OPTION PLAN

In August 2012, the Board of Directors adopted the 2012 Equity Compensation Plan (the “Plan”) for directors, officers and employees that provides for non-qualified and incentive stock options to be issued enabling holders thereof to purchase common shares of the Company at exercise prices determined by the Company’s Board of Directors.

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

DECEMBER 31, 2012

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	December 31,
	2012	2011
Expected volatility	36% - 278%	N/A
Expected term	1 – 36 months	N/A
Risk-free interest rate	0.72%	N/A
Forfeiture Rate	0% - 45%	N/A
Expected dividend yield	0.00%	N/A

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

For the three months ended December 31, 2012, total stock-based compensation charged to operations for option-based arrangements amounted to $77,411. At December 31, 2012, there was approximately $279,210 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

A summary of the status of the Company’s outstanding stock options as of December 31, 2012 and changes during the period ending on that date is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance outstanding at September 30, 2012	8,353,185	$0.077	3.78	$45,409
Granted	13,288,785	0.074	-	-
Exercised	(13,050,000)	0.074	-	-
Forfeited	-	-	-	-
Balance outstanding at December 31, 2012	8,591,970	$0.077	3.85	$31,437

NOTE 15 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended December 31, 2012 and 2011 all material assets and revenues of the Company were in the United States.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2012 and 2011 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended September 30, 2012 and notes thereto contained on Form 10-K of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

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

We account for stock based compensation underASC Topic 718, “Compensation – Stock Compensation.   ASC Topic 718 establishes the financial accounting and reporting standards for stock-based compensation plans. As required by ASC Topic 718, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. The adoption of ASC Topic 718  will have a negative impact on our future results of operations.

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

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2011

The following table provides an overview of certain key factors of our results of operations for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011:

	Three months ended December 31,		$ of
	2012	2011	Change

Net Revenues	$313,411	$758,898	$(445,487)
Cost of sales	174,094	472,612	(295,518)
Operating Expenses:
Marketing and selling	136,134	112,370	23,764
Depreciation and amortization	18,016	68,867	(50,851)
Research and development	281,617	208,773	72,844
General and administrative	1,002,907	351,244	651,663
Total operating expenses	1,438,674	741,254	697,421
Loss from operations	(1,299,358)	(454,968)	(844,390)
Total other income (expense)	508,232	(573,818)	1,082,050
Net loss	$(791,126)	$(1,028,786)	$237,660

Other Key Indicators:

	Three months ended
	December 31,		%
	2012	2011	Change

Cost of sales as a percentage of revenues	55.5%	62.3%	(6.8)%
Gross profit margin	44.5%	37.7%	6.8%
General and administrative expenses as a percentage of revenues	321.0%	46.3%	274.7%
Total operating expenses as a percentage of revenues	460.0%	97.7%	362.3%

Revenues

For the three months ended December 31, 2012, we reported revenues of $313,411 as compared to revenues of $758,898 for the three months ended December 31, 2011, a decrease of $445,487 or approximately 58.7%.

Cost of Sales

Our cost of sales consists primarily of products purchased and component parts for the manufacture of our storage products.  For the three months ended December 31, 2012 cost of sales was $174,094, or approximately 55.5% of revenues, compared to $472,612, or approximately 62.3% of revenues, for the three months ended December 31, 2011. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 was the result of higher costs for certain components of cost of goods in the prior year, primarily hard drives, resulting from the disruption of supply due to the flooding in Thailand in October, 2011. Our cost of goods has returned to what we believe are normalized levels. We anticipate that our gross profit margins will remain between 45% and 50% through the balance of fiscal 2013, as our short-term sales strategy is to aggressively compete to win business and increase brand awareness. We may see some improvement in margins once the world-wide supply of hard drives normalizes.

Total Operating Expenses

Our total operating expenses increased approximately 94.5% to $1,438,674 for the three months ended December 31, 2012 as compared to $741,254 for the three months ended December 31, 2011. These changes include:

•           Marketing and selling. For the three months ended December 31, 2012, marketing and selling costs were $136,134 as compared to $112,370 for the three months ended December 31, 2011, an increase of $23,764 or approximately 21.1%.  The increase was due to an increase in sales and marketing related headcount during the three months ended December 31, 2012 versus the prior year.

•           Depreciation and amortization expense. For the three months ended December 31, 2012, depreciation and amortization expense amounted to $18,016 as compared to $68,867 for the three months ended December 31, 2011. The decrease was primarily due to certain assets being fully depreciated in the prior year.

•           Research and Development. For the three months ended December 31, 2012, research and development costs were $281,617 as compared to $208,773 for the three months ended December 31, 2011, an increase of 72,844 or approximately 34.9%.

•           General and administrative expense. For the three months ended December 31, 2012, general and administrative expenses were $1,002,907 as compared to $351,244 for the three months ended December 31, 2011, an increase of $654,690 or approximately 186.4%. For the three months ended December 31, 2012 and 2011 general and administrative expenses consisted of the following:

	Fiscal Q1	Fiscal Q1
	2013	2012
Occupancy	$8,313	$10,764
Consulting	91,133	1,610
Employee compensation	250,091	206,479
Professional fees	65,330	45,345
Internet/Phone	2,248	2,002
Travel/Entertainment	14,552	13,025
Investor Relations	519,096	28,487
Insurance	5,656	2,594
Other	46,488	40,938
	$1,002,907	$351,244

•	For the three months ended December 31, 2012, Occupancy expense decreased to $8,313 as compared to $10,764. Occupancy expense is lower due to changes in headcount.

•	For the three months ended December 31, 2012, Consulting expense increased to $91,133 as compared to $1,610, an increase of $89,523. The increase was due to consulting expense incurred related to business development efforts in the current fiscal year.

•	For the three months ended December 31, 2012, salaries and related expenses increased to $250,091 as compared to $206,479. Employee compensation is higher primarily due to higher expense related to stock based compensation of $125,579.

•	For the three months ended December 31, 2012, Professional fee expense increased to $65,330 as compared to $45,345. Professional fee expense increased primarily due to legal fees incurred in the normal course of business.

•	For the three months ended December 31, 2012, travel and entertainment expense increased to $14,552 as compared to $13,025. Travel and entertainment expense increased as a result of increased travel for investor relations and general corporate purposes.

•	For the three months ended December 31, 2012, Other expense amounted to $46,488 as compared to $40,938 for the three months ended December 31, 2011, an increase of $5,550, or 13.6%.

•	For the three months ended December 31, 2012 Investor relations expense increased to $519,096 as compared to $28,487 for the three months ended December 31, 2011. The increase is due to an increase in general investor relations activity.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2013, with the exception of share-based payments that the Company may incur from time to time.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,299,358 for the three months ended December 31, 2012 as compared to a loss from operations of $454,968 for the three months ended December 31, 2011, an increase of $844,390 or approximately 185.6%.

OTHER INCOME (EXPENSES)

Interest Expense. For the three months ended December 31, 2012, interest expense amounted to $111,899 as compared to $286,422 for the three months ended December 31, 2011, a decrease of $174,523 or 60.9%. The decrease in interest expense is primarily attributable to the lower amortization of deferred financing costs, and the decrease in borrowings and certain interest bearing liabilities.

Gain on change of fair value of derivative liability. For the three months ended December 31, 2012 we incurred a decrease in the value of the derivative liability of $620,131 as compared to an increase in the value of the derivative liability of $287,396 for the three months ended December 31, 2011.

NET LOSS

Our net loss was $791,126 for the three months ended December 31, 2012 compared to a loss of $1,028,786 for the three months ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2012 and September 30, 2012:

	December 31,	September 30,	$	%
	2012	2012	Change	Change

Working Capital	$(2,270,876)	$(2,904,560)	$633,684	(21.8%)

Cash	81,531	269,594	(188,063)	(69.8%)
Accounts receivable, net	604,594	563,320	41,274	7.3%
Marketable Securities, current	206,400	72,000	182,400	153.3%
Inventory	264,068	282,231	(18,163)	(6.4%)
Total current assets	1,193,955	1,213,721	(178,166)	(14.7%)

Property and equipment, net	481,770	499,786	(18,016)	(3.6%)
Marketable Securities	-	237,600	(237,600)	(100.0%)
Deferred financing costs, net	92,060	114,396	(22,336)	(19.5%)
Total assets	1,782,650	2,080,369	(297,719)	(14.3%)

Accounts payable and accrued liabilities	784,975	824,128	(39,153)	(4.8%)
Notes payable	2,075,331	2,059,582	15,749	0.8%
Convertible notes payable, net of discount	6,162	105,175	(99,013)	(94.1%)
Derivative liability	484,368	1,104,499	(620,131)	(56.1%)
Total current liabilities	3,464,831	4,118,281	(653,450)	(15.9%)
Accumulated deficit	(41,604,253)	(40,813,128)	(791,125)	1.9%
Stockholders’ deficit	(1.682,180)	(2,037,912)	355,732	(17.5%)

Net cash used by operating activities was $746,583 for the three months ended December 31, 2012 as compared to net cash used in operating activities of $1,467,205 for the three months ended December 31, 2011, a decrease of $720,622.  For the three months ended December 31, 2012, we had a net loss of $791,126, along with non-cash expense of $145,411, and a decrease in derivative liability of $620,131, offset by changes in assets and liabilities of $100,723.  During the three months ended December 31, 2012 we experienced an increase in accounts receivable of $41,274, and a decrease in accounts payable and accrued liabilities during the period of $38,050.  For the three months ended December 31, 2011, we used cash to fund our net loss of $1,028,786 offset by non-cash items such as depreciation and amortization expense of $68,867, share-based compensation expense of $11,047, offset by changes in assets and liabilities of $959,621. Also during the three months ended December 31, 2011 we experienced an increase in accounts receivable of $60,826, and a decrease in accounts payable and accrued liabilities during the period of $677,013.

Net cash used in investing activities for the three months ended December 31, 2012 was $0 as compared to net cash used in investing activities of $10,507 for the three months ended December 31, 2011.  During the three months ended December 31, 2011, we used cash of $10,507 for property and equipment purchases.

Net cash provided by financing activities for the three months ended December 31, 2012 was $558,520 as compared to net cash provided of $2,261,200 for the three months ended December 31, 2011. For the three months ended December 31, 2012, net cash provided by financing activities related to proceeds from notes payable of $90,748 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $394,772, proceeds from the sale of restricted stock of $37,000, and proceeds from a note payable with related parties of $111,000 offset by repayments on notes payable of $75,000 which were to pay down the balance on the Sand Hill Finance LLC factoring line.  For the three months ended December 31, 2011, net cash provided by financing activities related to proceeds received from subscriptions receivable of $1,171,520, proceeds from notes payable of $137,092 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the issuance of convertible notes of $1,750,000, and proceeds from the exercise of common stock options of $135, offset by repayments on notes payable of $230,000 which were to pay down the balance on the Sand Hill Finance LLC factoring line, and payment of deferred financing costs of $567,547.

At December 31, 2012 we had a working capital deficit of $2,270,876 and an accumulated deficit of $41,604,253.  The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2012 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. Our sales were not sufficient to pay our operating expenses. We reported a net loss of $791,126 for the three months ended December 31, 2012. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At December 31, 2012 we had cash on hand of $81,531. In fiscal 2006, we entered into a receivable factoring agreement with Sand Hill Finance, LLC under which we can sell certain accounts receivable to the lender on a full recourse basis at 80% of the face amount of the receivable up to an aggregate of $3.0 million. At December 31, 2012 we owed Sand Hill Finance, LLC $2,075,331 under this line.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In  addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on December 28, 2012, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During December 2012, in connection with the payment for consulting services rendered, we issued 112,000 shares of common stock.  The services were valued at $8,288 on the date of issuance. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On November 13, 2012 we issued 918,919 shares of restricted common stock at a per share price of $0.074 valued at $68,000, in lieu of pay to our employees.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

ICEWEB, INC.

	By:	/s/ Rob Howe III
February 14, 2013	Rob Howe III,
Chief Executive Officer, principal executive officer

	By:	/s/ Mark B. Lucky
February 14, 2013	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer

