Form 10-Q
period 2013-03-31
ICEWEB INC
filed 2013-05-15
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2013

o   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes        No   o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   o     No   o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨ (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   o     No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 15, 2013, there were 285,469,412 outstanding shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes o   No x

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

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheets

	March 31, 2013 (Unaudited)	September 30, 2012(1)
CURRENT ASSETS:
Cash	$ 59,322	$ 269,594
Other receivable	48,535	-
Accounts receivable, net	546,815	563,320
Marketable securities, current	10,250	72,000
Inventory	267,663	282,231
Other current assets	61,375	6,875
Prepaid expenses	40,457	19,702
	1,034,417	1,213,722

OTHER ASSETS:
Property and equipment, net	428,793	499,785
Deposits	13,320	13,320
Other assets	1,545	1,545
Marketable Securities	-	237,600
Deferred financing costs, net	-	114,395
Total Assets	$ 1,478,075	$ 2,080,367

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 969,155	$ 824,128
Note payable	2,139,235	2,059,582
Convertible notes payable, net of discount	-	105,176
Notes payable – related party	111,000	-
Derivative liability	170,375	1,104,499
Deferred revenue	2,995	24,896
Total Liabilities	3,392,760	4,118,281

STOCKHOLDERS' DEFICIT
Preferred Stock ($.001 par value; 10,000,000 shares authorized)
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 281,619,739 shares issued and 281,457,239 shares outstanding and 216,443,809 shares issued and 215,943,809 shares outstanding, respectively)	281,620	216,444
Additional paid in capital	41,615,350	38,342,544
Accumulated deficit	(43,728,531)	(40,813,128)
Accumulated other comprehensive income	(70,750)	228,600
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)

Total stockholders' Deficit	(1,914,685)	(2,037,914)

Total Liabilities and Stockholders' Deficit	$ 1,478,075	$ 2,080,367

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2013	2012	2013	2012

Sales	$ 455,144	$ 1,132,958	$ 768,555	$ 1,891,856

Cost of sales	254,119	753,077	428,214	1,225,689
Gross profit	201,025	379,881	340,341	666,167

Operating expenses:
Sales and marketing	480,175	220,187	616,309	332,557
Depreciation and amortization expense	52,977	46,772	70,993	115,639
Research and development expense	198,418	210,309	480,035	419,082
General and administrative	1,700,966	541,900	2,703,873	893,144
Total Operating Expenses	2,432,536	1,019,168	3,871,210	1,760,422

Loss from operations	(2,231,511)	(639,287)	(3,530,869)	(1,094,255)

Other (expenses):
Gain/(loss) on change in fair value of derivative liability	313,993	(329,683)	934,124	(617,079)
Interest income	-	22	-	22
Interest expense	(206,759)	(525,321)	(318,658)	(811,743)
Total other income (expenses):	107,234	(854,982)	615,466	(1,428,800)

Net loss	$ (2,124,277)	$(1,494,269)	$(2,915,403)	$(2,523,055)

Loss per common share basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average common shares outstanding basic and diluted	251,338,384	159,728,621	237,412,078	158,969,777

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Statement of Consolidated Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31		March 31
	2013	2012	2013	2012

Net loss	($2,124,277)	($1,494,269)	($2,915,403)	($2,523,055)

Other comprehensive loss, net of tax:

Unrealized gain (loss) on securities	(196,150)	243,800	(299,350)	179,800

Other comprehensive income (loss)	(196,150)	243,800	(299,350)	179,800

Comprehensive income (loss)	($2,320,427)	($1,250,469)	($3,214,753)	($2,343,255)

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2013	2012
NET CASH USED IN OPERATING ACTIVITIES	$(1,435,498)	$(3,131,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	-	(33,000)
Purchase of property and equipment	-	(129,395)
NET CASH USED IN INVESTING ACTIVITIES	-	(162,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	-	1,750,000
Proceeds from subscription receivable	-	1,171,520
Proceeds from conversion of warrants	-	79,000
Payment of financing costs	-	(571,270)
Proceeds from notes payable – related party	111,000	-
Proceeds from the sale of restricted common stock	149,000	365,000
Proceeds from notes payable	280,486	200,936
Proceeds from exercise of common stock options	885,573	180,717
Proceeds from payments on convertible debenture	-	471,394
Payments on notes payable	(200,833)	(244,940)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,225,226	3,402,357

NET INCREASE (DECREASE) IN CASH	(210,272)	108,239

CASH - beginning of period	269,594	4,120

CASH - end of period	$59,322	$112,359

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$125,833	$214,686
Income taxes	—	—

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Going Concern

We have had losses since inception that raise doubt about our ability to continue as a going concern.  For the year ended September 30, 2012 we incurred a net loss of $6,485,048 and for the six months ended March 31, 2013 we incurred a net loss of $2,915,403, had a use of cash in operating activities of $1,435,498, and had negative working capital of $2,358,342.  The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Management has established plans intended to increase the sales of our products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that we will be able to raise any additional funds.

Investments in Marketable Securities

IceWEB accounts for marketable equity securities in accordance with ASC 320, “Investment – Debt and Equity Securities” with any unrealized gains and losses included as a net amount as a separate component of stockholders’ equity.  Certain securities that we may invest in may be determined to be non-marketable.  Non-marketable securities where we own less than 20% of the investee are accounted for at cost pursuant to ASC 323-10-35, “The Equity Method of Accounting for Investments in Common Stock”.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date.  Trading securities that we may hold are treated in accordance with ASC 320 with any unrealized gains and losses included in earnings.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity (deficit).  Investments classified as held-to-maturity are carried at amortized cost.  In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2012 and 2011 include the allowance for doubtful accounts, the valuation of stock-based compensation, the allowance for inventory obsolescence, derivative liabilities, and the useful life and valuation of property and equipment and intangible assets, and litigation reserves.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $409,000 as of March 31, 2013 and September 30, 2012. Management performs ongoing evaluations of its accounts receivable and has provided a general reserve for bad debt. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $0 for the three and six months ended March 31, 2013 and 2012.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of March 31, 2013 are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 8).

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

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

Advertising

Advertising costs are expensed as incurred and amounted to $18,754 and $40,311 for the six months ended March 31, 2013 and 2012, respectively.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”).  Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At March 31, 2013 and 2012, there were options and warrants to purchase 85,290,206 shares and 120,903,801  shares of common stock, as adjusted, and 626,667 shares issuable upon conversion of Series B preferred stock outstanding, respectively, which could potentially dilute future earnings per share.

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

Other Receivables

We have a purchase order arrangement with a key vendor that provides us the flexibility to make purchases of inventory components on credit with our customer remitting payment to the vendor.  This arrangement provides us with the cash needed to finance certain of our on-going costs and expenses, and provides that we collect on our receivables once the vendor has been paid.  At March 31, 2013, this vendor had collected $48,535 on our behalf.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	March 31, 2013	September 30, 2012
Office equipment	5 years	$644,020	$644,020
Computer software	3 years	29,523	29,523
Leasehold improvements	2 - 5 years	1,033,495	1,033,495
		1,707,038	1,707,038
Less: accumulated depreciation		(1,278,245)	(1,207,253)

		$428,793	$499,785

Depreciation expense for the six months ended March 31, 2013 and 2012 was $70,993 and $115,639 respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	March 31, 2013	September, 30, 2012
Raw materials	$165,951	$175,258
Work in progress	40,150	42,335
Finished goods	61,562	64,638
	$267,663	$282,231

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 5 – CONVERTIBLE NOTES

On November 23, 2011, IceWEB, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three accredited investors pursuant to which the Company sold $2,012,500 in principal amount of Senior Convertible Notes (the “Notes”) and issued the investors Series O, Series P and Series Q Warrants (collectively, the “Warrants”) to purchase up to an aggregate of 81,587,8743 shares, as adjusted, of the Company’s common stock for an aggregate purchase price of $1,750,000 in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.     The Company issued the Notes at an original issue discount of 13%.

	March 31,	September 30,
	2013	2012

Principal balance of convertible notes	$-	$164,469
Original issue discount, net	-	(5,439)
Debt discount	-	(53,895)
Convertible notes, net of discount	$-	$105,175

The convertible notes, which had a maturity date of August, 2013, were paid in full in February, 2013, and all related discounts were fully amortized as of that date.

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At March 31, 2013, the principal amount due under the Financing Agreement amounted to $2,139,235.

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

In connection with the term note, the Company issued Sand Hill Finance, LLC a seven-year common stock purchase warrant to purchase 120,000 shares of our common stock at an exercise price of $1.00 per share. The exercise price was subsequently reduced to $0.50 per share pursuant to Warrant Amendment Agreement which was executed in conjunction with the convertible debenture. The warrant contains a cashless exercise provision which means that at the option of the holder, the warrant is convertible into a number of shares of our common stock as determined by dividing the aggregate fair market value of the Company’s common stock minus the aggregate exercise price of the warrant by the fair market value of one share of common stock. The number of shares issuable upon the exercise of the warrant and the exercise price are subject to adjustment in the event of stock dividends, stock splits and

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 6 - NOTES PAYABLE, (continued)

reclassifications.  The fair value of the warrant of $13,589 has been recorded as an addition to paid-in capital and deferred finance costs during the year ended September 30, 2009.

The Financing Agreement had a term of one year, subject to mutual extension by both parties. As a result, the balance due to Sand Hill Finance, LLC is classified as a current liability on the accompanying consolidated balance sheet.

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

In November, 2011, in connection with the Company’s private placement of convertible notes and Securities Purchase Agreement (see Note 5), Sand Hill Finance, LLC executed an amendment to the Financing Agreement in which Sand Hill Finance LLC agreed that they would not pursue any remedies of default under the Financing Agreement until at least the ninety-first day after the obligations under the convertible notes have been fully satisfied.

NOTE 7 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  At March 31, 2013 all of the Company’s cash balances were fully insured.  The Company has not experienced any losses in such accounts.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 8 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of March 31, 2013,  the Company’s investments in marketable equity securities are based on the March 31, 2013  stock price as reflected on the OTCBB stock exchange , reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

March 31, 2013	Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$-	$(70,750)	$10,250

Total	$81,000	$-	$(70,750)	$10,250

September 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$228,600	$—	$309,600

Total	$81,000	$228,600	$—	$309,600

The unrealized gains are presented in comprehensive income in the consolidated statement of operations and comprehensive income.

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Six Months Ended
	March 31
	2013	2012

Net unrealized gains/(loss) on investments in publicly traded equity securities	$(299,350)	$212,800

Net unrealized gains/(loss) on investments	$(299,350)	$212,800

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 8 – INVESTMENTS, (continued)

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$10,250

Liabilities:

Derivative liabilities	$—	$—	$170,375

September 30, 2012
Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$309,600

Liabilities:

Derivative liabilities	$—	$—	$1,104,499

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 8 - INVESTMENTS (continued)

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

There were no impairment charges on investments in publicly traded equity securities for the six months ended March 31, 2013 or 2012.

The Company has evaluated its publicly traded equity securities as of March 31, 2013, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Our accumulated other comprehensive income (loss) consists of unrealized losses on marketable securities available for sale of $70,750 at March 31, 2013, and unrealized gains of $228,600 at September 30, 2012.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at March 31, 2013 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at March 31, 2013 are all currently exercisable with a weighted-average remaining life of 3.46 years.

The mark to market adjustments for the six month period ended March 31, 2013 resulted in the recognition of income of $934,124 and an expense of $617,079 within the Company’s consolidated statements of operations for the six months ended March 31, 2013 and 2012, respectively, under the caption “Change in fair value of derivative warrant liability”.  The fair value of the warrants at March 31, 2013 is $170,375 which is reported on the consolidated balance sheet under the caption “Derivative Liability”.  The following summarizes the changes in the value of the derivative warrant liability from the date of the Company’s issuance of derivative warrant instruments on November 23, 2011 until March 31, 2013:

	Value	No. of Warrants
Warrants Issued on November 23, 2011, as adjusted– Derivative warrant liability	$1,750,000	83,682,624
Decrease in fair value of derivative warrant liability	(645,501)	(2,669,628)
Balance at September 30, 2012 – Derivative warrant liability	$1,104,499	112,776,472
Decrease in fair value of derivative warrant liability	(934,124)	(60,704,238)
Balance at March 31, 2013 – Derivative warrant liability	$170,375	52,072,234

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 10 - DERIVATIVE LIABILITIES (continued)

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of March 31, 2013.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the March 31, 2013 fair value calculations were as follows:

March 31,
2013
Current exercise price	$0.074
Time to expiration	3.46 years
Risk-free interest rate	1.04%
Estimated volatility	274%
Dividend	-0-
Stock price on March 31, 2013	$0.033

NOTE 11 - COMMITMENTS

We are on a month to month tenancy in our office space in Sterling, Virginia, as our two-year operating lease expired on March 31, 2012.  The office lease agreement had certain escalation clauses and renewal options.  We currently have no future minimum rental payments under operating leases.

Note 12 – STOCKHOLDERS’ DEFICIT

Common Stock Warrants

The outstanding warrants at March 31, 2013 have a weighted average exercise price of $0.044 per share and have a weighted average remaining life of 3.46 years.

Certain of these warrants contain provisions which cause them to be classified as derivative liabilities pursuant to Accounting Standards Codification subtopic 815-40, “Derivatives and hedging—Contracts in Entity’s Own Equity” (ASC 815-40). Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of $1,750,000. The fair value of these warrants was decreased to $170,205 as of March 31, 2013. The non-cash income adjustment recorded in the Statement of Operations for the six months ended March 31, 2013 was approximately $934,124.  We are required to continue to adjust the warrants to fair value through current period operations for each reporting period.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Note 12 – STOCKHOLDERS’ DEFICIT (continued)

The Company issued warrants for common shares with a current exercise price as of March 31, 2013, as adjusted, of $0.074 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

In October, 2012 we issued 10,433,853 warrants with a one year life and a conversion price of $0.08 per share. These warrants are unregistered, do not have price protection, and were issued to a consultant for services rendered to the Company.  The Company recognized $42,724 of expense associated with the issuance of this warrant, using the Black-Scholes option pricing model.

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2013 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	118,434,173	$ 0.0844
Granted	10,433,853	0.08
Exercised	-	-
Forfeited	(49,345,790)	0.0774
Balance at end of period	79,522,236	$ 0.044

Warrants exercisable at end of period	79,522,236	$ 0.044

Weighted average fair value of warrants granted or re-priced during the period		$ 0.041

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Note 12 – STOCKHOLDERS’ DEFICIT (continued)

The following table summarizes information about common stock warrants outstanding at March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2013	Weighted Average Exercise Price
$ 0.074	54,166,829	3.59 Years	$ 0.074	54,166,829	$ 0.074
$ 0.08	10,433,853	0.50 Years	$ 0.08	10,433,853	$ 0.08
$ 0.15	14,801,554	3.50 Years	$ 0.15	14,801,554	$ 0.15
$ 0.50	120,000	1.92 Years	$ 0.50	120,000	$ 0.50
	79,522,236		$ 0.0896	79,522,236	$ 0.0896

NOTE 13 - STOCK OPTION PLAN

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

March 31, 2013

NOTE 13 - STOCK OPTION PLAN (continued)

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	March 31,
	2013	2012
Expected volatility	36%-278%	323% - 325%
Expected term	1-5 Years	1 - 5 Years
Risk-free interest rate	0.06% - 0.072%	0.03%
Forfeiture Rate	0% - 45%	0% - 45%
Expected dividend yield	0%	0%

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

For the six months ended March 31, 2013, the Company granted 52,093,785 options to employees and consultants, which resulted in stock-based compensation charged to operations for option-based arrangements of $362,421, using the Black-Scholes option pricing model. At March 31, 2013, there was approximately $216,321 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of March 31, 2013 and changes during the period ending on that date is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance outstanding at September 30, 2012	8,353,185	$0.077	3.78	$45,409
Granted	52,093,785	0.054	-	-
Exercised	(52,354,000)	0.053	-	-
Forfeited	(2,325,000)	0.081	-	-
Balance outstanding at March 31, 2013	5,767,970	$0.0824	4.16	$-

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 14 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended March 31, 2013 and 2012 all material assets and revenues of the Company were in the United States.

NOTE 15 - SUBSEQUENT EVENTS

Amendment to the Series O and Series Q warrants

On April 10, 2013 we entered into an agreement with the holders of the Series O warrants and Series Q warrants whereby in exchange for their agreement to waive any right to an adjustment in the exercise price or any additional shares of these warrants in accordance with the foregoing “full ratchet” provisions, and their agreement to sell no more than 10% of the daily volume of our common stock in the market on any given trading day, we reduced the exercise price of each of the Series O warrants and Series Q warrants to $0.028 per share.  The Company, in accounting for this in accordance with ASC 718, determined that the financial impact of this amendment to the warrants was deminimus.

As previously disclosed, in November 2011, IceWEB, Inc. entered into a Securities Purchase Agreement with accredited investors pursuant to which we sold $2,012,500 in principal amount of senior convertible notes and issued the investors Series O, Series P and Series Q warrants to purchase up to an aggregate of 35,514,789 shares of our common stock for an aggregate purchase price of $1,750,000 in a private transaction exempt from registration under the Securities Act of 1933. We issued Rodman & Renshaw, LLC, a broker-dealer and member of FINRA who acted as the exclusive placement agent for us in this offering, warrants to purchase an aggregate of 911,765 shares of our common stock which are identical to the Series O warrants as partial compensation for their services to us. Rodman & Renshaw, LLC subsequently transferred those warrants to third parties.

The terms of these warrants provided that the exercise price of the warrants was initially $0.17 per share, subject to adjustment as described below. The Series O warrants and Series P warrants were each immediately exercisable. The Series Q warrants became exercisable at any time that any portion of the Series P warrants held by that warrantholder were exercised. The term of the Series O warrants is five years from the issue date, the term of the Series P warrants is one year from the Applicable Date, as hereinafter defined, and the term of the Series Q warrants was for five years from the Applicable Date, subject to the aforedescribed requirement. The warrants are not exercisable if, after giving effect to the exercise, the holder or any of its affiliates would be the beneficial owner as determined in accordance with the rules of the SEC of in excess of 4.9% of our outstanding shares of common stock. In addition to customary anti-dilution provisions, the warrant exercise price is also subject to a “full ratchet” anti-dilution adjustment which, in the event that we issue or are deemed to have issued, certain securities at a price lower than the then applicable warrant exercise price, immediately reduces warrant exercise price to equal the price at which we issued or was deemed to have issued, our common stock. As a result of subsequent transactions by us, the exercise price of each series of these warrants was subsequently reduced to $0.074 per share and the number of shares underlying these warrants were increased.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 15 - SUBSEQUENT EVENTS (continued)

The registration statement covering the resale of the shares of common stock underlying each series of these warrants was declared effective by the SEC on February 8, 2012 (the “Applicable Date”).  As of May 15, 2013 there are a total of 29,290,605 Series O warrants and 3,108,115 Series Q warrants outstanding, net of exercises and expirations.

Amendment to the Sand Hill Finance, LLC Financing Agreement

On April 12, 2013 the Company entered into an agreement with Sand Hill Finance, LLC to amend the existing Financing Agreement by issuing a convertible debenture to replace IceWEB’s existing note payable, in the amount of $2,139,235. The debenture is convertible into common stock at a fixed price of $0.075 per share, bears interest at 12% annually, and has a two year term. In addition, the terms of the note call for monthly payments of $15,000, which increases to $25,000 in the event that IceWEB raises $3,000,000 or more in an equity financing.  The exchange of debt instruments qualifies under ASC 470-50  “Modifications and Extinguishments” as a debt extinguishment and the Company will account for it in its quarter ending June 30, 2013 financial statements in accordance with ASC 405-20-40 “Derecognition.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three and six months ended March 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 2012

The following table provides an overview of certain key factors of our results of operations for the three and six months ended March 31, 2013 as compared to the three and six months ended March 31, 2012:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Net Revenues	$ 455,144	$ 1,132,958	$ 768,555	$1,891,856
Cost of sales	254,119	753,077	428,214	1,225,689
Operating Expenses:
Sales and marketing expense	480,175	220,187	616,309	332,557
Depreciation and amortization	52,977	46,772	70,993	115,639
Research and development	198,418	210,309	480,035	419,082
General and administrative	1,700,966	541,900	2,703,873	893,144
Total operating expenses	2,432,536	1,019,168	3,871,211	1,760,422
Loss from operation	(2,231,511)	(639,287)	(3,530,869)	(1,094,255)
Total other income (expense)	107,234	(854,982)	615,466	(1,428,800)
Net income (loss)	$ (2,124,277)	$ (1,494,269)	$(2,915,403)	$(2,523,055)

Other Key Indicators:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Cost of sales as a percentage of revenues	55.8%	66.5%	55.7%	64.8%
Gross profit margin	44.2%	33.5%	44.3%	35.2%
General and administrative expenses as a percentage of revenues	373.7%	47.8%	351.8%	47.2%
Total operating expenses as a percentage of revenues	534.5%	90.0%	503.7%	93.1%

Six Month Period ended March 31, 2013

Revenues

For the six months ended March 31, 2013, we reported revenues of $768,555 as compared to revenues of $1,891,856 for the six months ended March 31, 2012, a decrease of $1,231,301 or approximately 59%. The decrease is primarily due to the slow-down from our government customers and the residual effect in our sales efforts from the untimely passing of our former CEO, John Signorello.

Cost of Sales

Our cost of sales consists primarily of component parts for the manufacture of our storage products. For the six months ended March 31, 2013, cost of sales was $428,214, or approximately 55.7% of revenues, compared to $1,225,689, or approximately 64.8% of revenues, for the six months ended March 31, 2012. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012 was the result of lower component costs, primarily the price of hard drives, which were higher in the prior year period due to the disruption in the world supply from the flooding in Thailand. We anticipate that our gross profit margins will remain in the range of 40% to 45% through the balance of fiscal 2013.

Total Operating Expenses

Our total operating expenses increased approximately 120% to $3,871,211 for the six months ended March 31, 2013 as compared to $1,760,422 for the six months ended March 31, 2012. These changes include:

•          Sales and marketing expense . Sales and marketing expense includes salaries, commission, occupancy, telephone, travel, and entertainment expenses for direct sales personnel.  For the six months ended March 31, 2013, sales and marketing costs were $616,309 as compared to $332,557 for the six months ended March 31, 2012, an increase of $283,752 or approximately 85%.  The increase is primarily due higher costs for sales and marketing efforts.

•          Depreciation and amortization expense . For the six months ended March 31, 2013, depreciation and amortization expense amounted to $70,993 as compared to $115,639 for the six months ended March 31, 2012, a decrease of $44,645 or 39%.

•          Research and development . For the six months ended March 31, 2013, research and development costs were $480,035 as compared to $419,082 for the six months ended March 31, 2012, an increase of $60,953 or approximately 15%.  Research and development expense is higher due to higher headcount and consulting costs.

•          General and administrative expense . For the six months ended March 31, 2013, general and administrative expenses were $2,703,873 as compared to $893,144 for the six months ended March 31, 2012, an increase of $1,810,729 or approximately 203%. For the six months ended March 31, 2013 and 2012 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2013	2012
Occupancy	$18,515	$19,455
Consulting	1,063,148	4,465
Employee compensation	618,737	401,834
Professional fees	113,109	105,514
Internet/Phone	4,194	3,410
Travel/Entertainment	17,964	17,158
Investor Relations	793,095	261,232
Insurance	9,272	5,717
Other	65,839	74,359
	$2,703,873	$893,144

•	For the six months ended March 31, 2013, Occupancy expense decreased to $18,515 as compared to $19,455, primarily due to a decreased allocation of rent expense to administration.

•

For the six months ended March 31, 2013, Consulting expense increased to $1,063,148 as compared to $4,465. Consulting expense increased primarily as a result of non-cash based costs incurred related to mergers and acquisition activity.

•

For the six months ended March 31, 2013, salaries and related expenses increased to $618,737 as compared to $401,834, an increase of $216,903. The increase is due primarily to higher non-cash compensation expense of $368,611 as compared to $6,846, offset by lower cash-based compensation expense.

•

For the six months ended March 31, 2013, Professional fees expense increased to $113,109 as compared to $105,514. Professional fees expense increased due to increased costs related to intellectual property patent applications and other legal fees.

•	For the six months ended March 31, 2013, internet and telephone expense increased to $4,194 as compared to $3,410.

•

For the six months ended March 31, 2013, travel and entertainment expense increased to $17,964 as compared to $17,158.  The increase was primarily due to increased travel related to investor relations and analyst meetings.

•	For the six months ended March 31, 2013 Other expense amounted to $65,839 as compared to $74,359 for the six months ended March 31, 2012, a decrease of $8,520.

•

For the six months ended March 31, 2013 Investor relations expense increased to $793,095 as compared to $261,232 for the six months ended March 31, 2012. The increase is due to increased investor relations activity.

•	For the six months ended March 31, 2013, insurance expense decreased to $9,272 as compared to $5,717. The increase was primarily due to increase in premiums for insurance.

We anticipate that general and administrative expenses will decrease for the balance of fiscal 2013 due to lower consulting and investor relations expense.

LOSS FROM OPERATIONS

We reported a loss from operations of $3,530,869 for the six months ended March 31, 2013 as compared to a loss from operations of $1,094,255 for the six months ended March 31, 2012, an increased loss of $2,436,614 or approximately 223%.

OTHER INCOME (EXPENSES)

Interest Expense .  For the six months ended March 31, 2013, interest expense amounted to $318,658 as compared to $811,743 for the six months ended March 31, 2012, a decrease of $493,085 or 61%. The decrease in interest expense is primarily attributable to the reduced amortization of the discount on our convertible debentures, which were retired in February, 2013.

Gain (loss) on change of fair value of derivative liability. For the six months ended March 31, 2013 we incurred a decrease in the value of the derivative liability of $934,124 as compared to an increase in the value of the derivative liability of $617,079 for the six months ended March 31, 2012.

NET INCOME/ LOSS

Our net loss was $2,915,403 for the six months ended March 31, 2013 compared to a net loss of $2,523,055 for the six months ended March 31, 2012.

Three Month Period ended March 31, 2013

Revenues

For the three months ended March 31, 2013, we reported revenues of $455,144 as compared to revenues of $1,132,958 for the three months ended March 31, 2012, a decrease of $677,814 or approximately 60%.

Cost of Sales

Our cost of sales consists of component parts for the manufacture of our storage products. For the three months ended March 31, 2013, cost of sales was $254,119, or approximately 55.8% of revenues, compared to $753,077, or approximately 66.5% of revenues, for the three months ended March 31, 2012. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was the result of lower component costs, primarily the price of hard drives, which were higher in the prior year period due to the disruption in the world supply from the flooding in Thailand. We anticipate that our gross profit margins will remain in the range of 40% to 45% through the balance of fiscal 2013.

Total Operating Expenses

Our total operating expenses increased approximately 139% to $2,432,536 for the three months ended March 31, 2013 as compared to $1,019,168 for the three months ended March 31, 2012. These changes include:

•            Sales and marketing expense . For the three months ended March 31, 2013, sales and marketing expenses were $480,175 as compared to $220,187 for the three months ended March 31, 2012, an increase of $259,988 or approximately 118%. The increase is primarily due higher costs for sales and marketing efforts.

•            Depreciation and amortization expense . For the three months ended March 31, 2013, depreciation and amortization expense amounted to $52,977 as compared to $46,772 for the three months ended March 31, 2012, an increase of $6,205 or 13%.

•          Research and development . For the three months ended March 31, 2013, research and development costs were $198,418 as compared to $210,309 for the three months ended March 31, 2012, a decrease of $11,891 or approximately 6%.

•            General and administrative expense . For the three months ended March 31, 2013, general and administrative expenses were $1,700,966 as compared to $541,900 for the three months ended March 31, 2012, an increase of $1,159,066 approximately 214%. For the three months ended March 31, 2013 and 2011 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2013	2012
Occupancy	$10,202	$8,691
Consulting	972,015	2,855
Employee compensation	368,647	195,355
Professional fees	47,778	60,170
Internet/Phone	1,946	1,408
Travel/Entertainment	3,412	4,133
Investor Relations	273,999	232,746
Insurance	3,616	3,121
Other	19,351	33,421
	$1,700,966	$541,900

•	For the three months ended March 31, 2013, Occupancy expense increased to $10,202 as compared to $8,691.

•

For the three months ended March 31, 2013, Consulting expense increased to $972,015 as compared to $2,855, an increase of $969,160.  Consulting expense increased primarily as a result of increased consulting related to merger and acquisition activity.

•

For the three months ended March 31, 2013, salaries and related expenses increased to $368,647 as compared to $195,355, an increase of $173,292, or 88.7%.  The increase is due primarily to increased non-cash stock and option based compensation expense of $243,033.

•

For the three months ended March 31, 2013, Professional fees expense decreased to $47,778 as compared to $60,170.  Professional fees expense decreased primarily as a result of a decrease in legal fees incurred related to on-going litigation activities.

•	For the three months ended March 31, 2013, Internet/Phone expense increased to $1,946 as compared to $1,408.

•

For the three months ended March 31, 2013, travel and entertainment expense decreased to $3,412 as compared to $4,133. Travel and entertainment expense decreased due to decreased travel for investor relations and general corporate travel activity.

•	For the three months ended March 31, 2013, Insurance expense increased to $3,616 as compared to $3,121, as a result of higher premiums charged.

•	For the three months ended March 31, 2013 Other expense amounted to $19,351 as compared to $33,421 for the three months ended March 31, 2012.

•

For the three months ended March 31, 2013 Investor relations expense increased to $273,999 as compared to $232,746  for the three months ended March 31, 2012.  The increase is due to increased investor relations activity.

LOSS FROM OPERATIONS

We reported a loss from operations of $2,231,511 for the three months ended March 31, 2013 as compared to a loss from operations of $639,287 for the three months ended March 31, 2012, an increase of $1,592,224.

OTHER INCOME (EXPENSES)

Interest Expense . For the three months ended March 31, 2013, interest expense amounted to $206,759 as compared to $525,321 for the three months ended March 31, 2012, a decrease of $318,562 or 61%. The decrease in interest expense is primarily attributable to lower amortization of the discount on our outstanding convertible debentures.

Gain (loss) on change of fair value of derivative liability. For the three months ended March 31, 2013 we incurred a decrease in the value of the derivative liability of $313,993, as compared to an increase in the value of the derivative liability of $329,683 for the three months ended March 31, 2012.

NET INCOME/ LOSS

Our net loss was $2,124,277 for the three months ended March 31, 2013 compared to a net loss of $1,494,269 for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2013 and September 30, 2012:

	March 31,	September 30,	$	%
	2013	2012	Change	Change

Working Capital	(2,358,343)	(2,904,559)	546,216	(18.8%)

Cash	107,857	269,594	(161,737)	(60.0%)
Accounts receivable, net	546,815	563,320	(16,505)	(2.9%)
Marketable Securities, current	10,250	72,000	(61,750)	(85.8%)
Inventory	267,663	282,231	(14,568)	(5.2%)
Total current assets	1,034,417	1,213,722	(179,305)	(14.8%)

Property and equipment, net	428,793	499,785	(70,992)	(14.2%)
Deferred financing costs, net	-	114,395	(114,395)	(100.0%)
Total assets	1,478,075	2,080,367	(602,292)	(29.0%)

Accounts payable and accrued liabilities	969,153	824,128	145,025	17.6%
Notes payable	2,139,235	2,059,582	79,653	3.9%
Convertible notes payable, net of discount	-	105,175	(105,175)	(100.0%)
Derivative liability	170,375	1,104,499	(934,124)	(84.6%)
Total current liabilities	3,392,759	4,118,281	(725,522)	(17.6%)
Accumulated deficit	(43,728,531)	(40,813,128)	(2,915,403)	7.1%
Stockholders’ deficit	(1,914,685)	(2,037,914)	123,229	(6.0%)

Net cash used in operating activities was $1,435,498 for the six months ended March 31, 2013 as compared to net cash used in operating activities of $3,131,723 for the six months ended March 31, 2012, a decrease of $1,744,760.  For the six months ended March 31, 2013, we had a loss of $2,915,403 offset by non-cash items such as depreciation and amortization expense of $70,933, share-based compensation expense of $446,265, amortization of deferred finance costs of $114,396, and decreases from changes in assets and liabilities of $65,190. During the six months ended March 31, 2013 we experienced an increase in accounts receivable of $16,505, and an increase in accounts payable during the period of $145,024.  For the six months ended March 31, 2012, we had a loss of $2,523,055 offset by non-cash items such as depreciation and amortization expense of $115,639, share-based compensation expense of $21,212, amortization of deferred finance costs of $77,353, and decreases from changes in assets and liabilities of $1,471,424. During the six months ended March 31, 2012 we experienced an increase in accounts receivable of $347,900, and a decrease in accounts payable during the period of $898,488.

Net cash used in investing activities for the six months ended March 31, 2013 was $0 as compared to net cash used in investing activities of $162,395 for the six months ended March 31, 2012. During the six months ended March 31, 2012, we used cash of $129,395 for property and equipment purchases, and $33,000 for the purchase of 3,300,000 of VOIS Inc. common stock.

Net cash provided by financing activities for the six months ended March 31, 2013 was $1,225,226 as compared to net cash provided of $3,402,357 for the six months ended March 31, 2012.  For the six months ended March 31, 2013, net cash provided by financing activities related to proceeds received from notes payable of $280,486 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $885,573, proceeds from the sale of restricted stock of $149,000, and proceeds from a note payable with related parties of $111,000, offset by repayments on notes payable of $200,833 which were to pay down the balance on the Sand Hill Finance LLC factoring line.   For the six months ended March 31, 2012, net cash provided by financing activities related to proceeds received from subscriptions receivable of $1,171,520, proceeds from notes payable of $200,936 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the issuance of convertible notes of $1,750,000, proceeds from the exercise of common stock options of $180,717, proceeds from the conversion of common stock warrants of $79,000, payments on the convertible debenture with common stock of $471,394, proceeds from the sale of restricted stock of $365,000, offset by repayments on notes payable of $244,940 which were to pay down the balance on the Sand Hill Finance LLC factoring line, and payment of deferred financing costs of $571,270.

At March 31, 2013 we had a working capital deficit of $2,358,342 and an accumulated deficit of $43,728,531.  The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2012 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. Our sales were not sufficient to pay our operating expenses. We reported a net loss of $2,915,403 for the six months ended March 31, 2013.  There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At March 31, 2013 we had cash on hand of $107,857.  At March 31, 2013 we owed Sand Hill Finance, LLC $2,139,235 under our financing agreement.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

At March 31, 2013 we are the subject of, or party to, three known, pending or threatened, legal actions. Following is a discussion of each:

1.    Lincoln Holdings, LLC d/b/a Monumental Sports & Entertainment v. IceWEB, Inc.; Case No. 2012CA006032C, in the Superior Court of the District of Columbia. The plaintiff asserts that Iceweb breached a settlement agreement relating to an underlying contract for advertising and received a judgment on December 31, 2012 in the amount of $30,000.

2.    Wolfe Axelrod Weinberger LLC v. IceWEB, Inc.; Case No. 161480043612, American Arbitration. Association The plaintiff asserts that IceWEB failed to pay the full amount owed for investor relations services. This matter has now settled with the entry of a consent judgment in the Circuit Court of Fairfax County, Virginia for $70,000.00 on February 27, 2013.

3.    I-Cubed Information, Integration and Imagins, LLC. V. IceWEB Storage Corporation; Case No. GV12019582-00, in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff. Iceweb Storage Corporation, an operating wholly-owned subsidiary of the Company, consented to the entry of a judgment in the General District Court of Fairfax County, Virginia on January 17, 2013 for $12,920.60.

Item 1A.       Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on December 31, 2012, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Fiscal 2013 Transactions

During November, 2012, in conjunction with certain employment agreements, we issued 918,919 shares of restricted common stock valued at $648,524 to three executive employees. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

During January, 2013, in conjunction with certain employment agreements, we issued 216,216 shares of restricted common stock valued at $12,151, in lieu of pay to three executive employees. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

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

ICEWEB, INC.

	By:	/s/ Rob Howe III
May 15, 2013	Rob Howe III,
Chief Executive Officer, principal executive officer

	By:	/s/ Mark B. Lucky
May 15, 2013	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer

EXHIBIT 31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Rob Howe III, certify that:

1.       I have reviewed this Form 10-Q of IceWEB, Inc. for the period ended March 31, 2013;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.       The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)        designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)        evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)        disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5.       The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)        all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 15, 2013

By:  /s/ Rob Howe III

Rob Howe III

Chief Executive Officer, principal executive officer

EXHIBIT 31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mark B. Lucky, certify that:

1.       I have reviewed this Form 10-Q of IceWEB, Inc. for the period ended March 31, 2013;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.       The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)        designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)        evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)        disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5.       The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)        all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 15, 2013

By:  /s/ Mark B. Lucky

Mark B. Lucky,

Chief Financial Officer, principal financial and accounting officer.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of IceWEB, Inc. on Form 10-Q for the period ended March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof, I, John R. Signorello, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1.       The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.       The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

May 15, 2013

By:  /s/ Rob Howe III

Rob Howe III,

Chief Executive Officer, principal executive officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the company and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of IceWEB, Inc. on Form 10-Q for the period ended March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof, I, Mark B. Lucky, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1.       The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.       The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

May 15, 2013

By:  /s/ Mark B. Lucky

Mark B. Lucky,

Chief Financial Officer, principal financial and accounting officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the company and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.