Form 10-Q/A
period 2013-03-31
ICEWEB INC
filed 2013-05-16
CIK 1097718

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

0

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 15, 2013, there were 285,469,412 outstanding shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes o   No x

EXPLANATORY NOTE

IceWEB, Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-Q for the period ended March 31, 2013 with the U.S. Securities and Exchange Commission (the "SEC") on May 15, 2013 (the "Original Filing"). The Original Filing inadvertently included the certifications filed or furnished pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as part of the body of the report instead as separate exhibits.  We are filing Amendment No. 1 to the Form 10-Q for the period ended March 31, 2013 to correct this ministerial error.

This Amendment No. 1 to the Form 10-Q for the period ended March 31, 2013 contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 1 to the Form 10-Q for the period ended March 31, 2013 to modify or update the other disclosures presented in the Original Filing and this Amendment No. 1 does not reflect events occurring after the Original Filing.  Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2013 should be read in conjunction with our other filings with the SEC.

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

ICEWEB, INC.

	By:	/s/ Rob Howe III
May 16, 2013	Rob Howe III,
Chief Executive Officer, principal executive officer

	By:	/s/ Mark B. Lucky
May 16, 2013	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer