Form 10-Q
period 2013-06-30
ICEWEB INC
filed 2013-08-14
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 14, 2013, there were 355,817,360 outstanding shares of common stock, $.001 par value per share.

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

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheets

	June 30, 2013 (Unaudited)	September 30, 2012(1)
CURRENT ASSETS:
Cash	$ 78,543	$ 269,594
Other receivable	1,780	-
Accounts receivable, net	54,040	563,320
Marketable securities	3,690	72,000
Inventory	280,482	282,231
Other current assets	120,380	6,875
Prepaid expenses	75,394	19,702
	614,309	1,231,722

OTHER ASSETS:
Property and equipment, net	378,850	499,785
Deposits	13,320	13,320
Other assets	1,545	1,545
Marketable Securities	-	237,600
Deferred financing costs, net	-	114,395
Total Assets	$ 1,008,024	$ 2,080,367

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 700,890	$ 824,128
Note payable	-	2,059,582
Convertible notes payable, net of discount	-	105,176
Convertible note payable, net of discount	172,262	-
Notes payable – related party	111,000	-
Derivative liability	116,875	1,104,499
Deferred revenue	2,996	24,896
Total current liabilities	1,104,023	4,118,281

LONG TERM LIABILITIES:
Note payable	1,640,610	-
Total liabilities	2,744,633	4,118,281

STOCKHOLDERS' DEFICIT
Preferred Stock ($.001 par value; 10,000,000 shares authorized)
Series B convertible preferred stock ($.001 par value; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 330,619,860 shares issued and 330,457,360 shares outstanding and 216,443,809 shares issued and 215,943,809 shares outstanding at June 30, 2013 and September 30, 2012, respectively)	330,620	216,444
Additional paid in capital	43,347,214	38,342,544
Accumulated deficit	(45,324,759)	(40,813,128)
Accumulated other comprehensive income	(77,310)	228,600
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)

Total stockholders' Deficit	(1,736,609)	(2,037,914)

Total Liabilities and Stockholders' Deficit	$ 1,008,024	$ 2,080,367

(1)

Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012

Sales	$ 104,891	$ 654,996	$ 873,446	$ 2,546,852

Cost of sales	63,267	444,015	491,480	1,669,704
Gross profit	41,624	210,981	381,966	877,148

Operating expenses:
Sales and marketing	117,404	308,697	733,713	641,256
Depreciation and amortization expense	49,943	33,797	120,936	149,435
Research and development expense	176,456	289,242	656,491	708,324
General and administrative	1,274,778	438,796	3,978,651	1,331,939
Total Operating Expenses	1,618,581	1,070,532	5,489,791	2,830,954

Loss from operations	(1,576,957)	(859,551)	(5,107,825)	(1,953,806)

Other (expenses):
Gain/(loss) on change in fair value of derivative liability	53,500	(2,156,007)	987,624	(2,773,086)
Interest income	-	-	-	22
Interest expense	(72,772)	(984,317)	(391,430)	(1,796,060)
Total other income (expenses):	(19,272)	(3,140,324)	596,194	(4,569,124)

Net loss	$ (1,596,229)	$(3,999,875)	$(4,511,631)	$(6,522,930)

Loss per common share basic and diluted	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.04)

Weighted average common shares outstanding basic and diluted	317,707,787	170,774,234	263,622,003	162,922,093

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Statement of Consolidated Comprehensive Income

(Unaudited)

	Three Months Ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012

Net loss	($ 1,596,229)	($3,999,875)	($4,511,631)	($6,522,930)

Other comprehensive loss, net of tax:

Unrealized gain (loss) on securities	(6,560)	(164,000)	(305,910)	15,800

Other comprehensive income (loss)	(6,560)	(164,000)	(305,910)	15,800

Comprehensive income (loss)	($1,602,789)	($4,163,875)	($4,817,541)	($6,507,130)

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	June 30,
	2013	2012
NET CASH USED IN OPERATING ACTIVITIES	$(3,376,493)	$(4,375,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	-	(33,000)
Purchase of property and equipment	-	(217,446)
NET CASH USED IN INVESTING ACTIVITIES	-	(250,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	-	1,750,000
Proceeds from subscription receivable	-	1,171,520
Proceeds from conversion of warrants	-	102,460
Payment of financing costs	-	(571,270)
Proceeds from notes payable – related party	111,000	-
Proceeds from the sale of restricted common stock	249,000	1,834,347
Proceeds from notes payable	502,486	301,896
Proceeds from exercise of common stock options	2,570,163	180,717
Proceeds from payments on convertible debenture	-	884,612
Payments on notes payable	(247,207)	(258,195)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,185,442	5,396,087

NET INCREASE (DECREASE) IN CASH	(191,051)	769,892

CASH - beginning of period	269,594	4,120

CASH - end of period	$78,543	$774,012

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$177,961	$214,686
Income taxes	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$670,719	$884,612

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Going Concern

We have had losses since inception that raise doubt about our ability to continue as a going concern.  For the year ended September 30, 2012 we incurred a net loss of $6,485,048 and for the nine months ended June 30, 2013 we incurred a net loss of $4,511,631, had a use of cash in operating activities of $3,376,493, and had negative working capital of $489,714.  The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

June 30, 2013

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2013 and 2012 include the allowance for doubtful accounts, the valuation of stock-based compensation, the allowance for inventory obsolescence, derivative liabilities, and the useful life and valuation of property and equipment and intangible assets, and litigation reserves.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $0 as of June 30, 2013 and $409,000 as of September 30, 2012, respectively. Management performs ongoing evaluations of its accounts receivable and has provided a general reserve for bad debt. Management believes that all remaining receivables are fully collectable. Bad debt expense amounted to $114,394 for the three and nine months ended June 30, 2013 and $0 for the three and nine months ended June 30, 2012.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Derivative Liability

Derivatives are required to be recorded on the balance sheet at fair value (see NOTE 12).  These derivatives, including embedded derivatives in the Company’s structured borrowings and warrants, are separately valued and accounted for on the Company’s balance sheet with changes in fair value charged to operations.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. In addition, additional disclosures are required about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of June 30, 2013 are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see NOTE 9).

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Advertising

Advertising costs are expensed as incurred and amounted to $19,767 and $93,975 for the nine months ended June 30, 2013 and 2012, respectively.

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

June 30, 2013

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”).  Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At June 30, 2013 and 2012, there were options and warrants to purchase 121,052,098 shares and 96,961,072  shares of common stock, as adjusted, and 626,667 shares issuable upon conversion of Series B preferred stock outstanding, respectively, which could potentially dilute future earnings per share.

Stock-Based Compensation

As more fully described in NOTE 15, we have two stock option plans that provide for non-qualified and incentive stock options to be issued to directors, officers, employees and consultants (the 2012 Equity Compensation Plan (the “2012 Plan”), and the 2013 Employee Option Plan (the “2013 Plan”).

We account for stock-based compensation to employees under ASC Topic 718, “Compensation – Stock Compensation, “Share-Based Payments using the modified-prospective-transition method. Under that method, compensation cost is recognized.

Other Receivables

We have a purchase order arrangement with a key vendor that provides us the flexibility to make purchases of inventory components on credit with our customer remitting payment to the vendor.  This arrangement provides us with the cash needed to finance certain of our on-going costs and expenses, and provides that we collect on our receivables once the vendor has been paid.  This vendor had collected $1,780 on our behalf that had not been remitted to us as of June 30, 2013.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

NOTE 3 – OTHER CURRENT ASSETS

Other current assets totaled $120,380 at June 30, 2013, and is made up of costs incurred related to the pending acquisition of Computers & Tele-Comm, Inc. and KCNAP, LLC.  These costs will be capitalized as part of the cost of the acquisition up completion of the transaction.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	June 30, 2013	September 30, 2012
Office equipment	5 years	$644,020	$644,020
Computer software	3 years	29,523	29,523
Leasehold improvements	2 - 5 years	1,033,495	1,033,495
		1,707,038	1,707,038
Less: accumulated depreciation		(1,328,188)	(1,207,253)

		$378,850	$499,785

Depreciation expense for the nine months ended June 30, 2013 and 2012 was $70,993 and $115,639 respectively.

NOTE 5 - INVENTORY

Inventory consisted of the following:

	June 30, 2013	September, 30, 2012
Raw materials	$224,386	$175,258
Work in progress	42,072	42,335
Finished goods	14,024	64,638
	$280,482	$282,231

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 6 – CONVERTIBLE NOTES

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

	June 30,	September 30,
	2013	2012

Principal balance of convertible notes	$-	$164,469
Original issue discount, net	-	(5,398)
Debt discount	-	(53,895)
Convertible notes, net of discount	$-	$105,176

The convertible notes, which had a maturity date of August, 2013, were paid in full in February, 2013, and all related discounts were fully amortized as of that date.

On April 10, 2013 the Company entered into a promissory note agreement with JMJ Financial for an amount of up to $500,000.  The note bears interest at 12% which is prepaid at the time of funding, and was issued with a 10% original issue discount.  Each note has a seven month term and is repayable in cash or stock with a minimum conversion price per share of $0.075 per share or 60% of the lowest trade price in the 25 trading days previous to the conversion.  As of June 30, 2013, the Company had borrowed $183,000 under this agreement.

	June 30,	September 30,
	2013	2012

Principal balance of promissory notes	$183,000	$-
Original issue discount, net	(10,738)	-
Convertible notes, net of discount	$172,262	$-

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 7 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets. At June 30, 2013, the principal amount due under the Financing Agreement amounted to $1,640,610.

Interest on the accounts receivable-based borrowings was payable at a rate of 1.75% per month on the average loan balance outstanding during the year, equal to an annual interest rate of approximately 21% per year. The Company also agreed to pay an upfront commitment fee of 1% of the credit line upon signing the Financing Agreement, half of which was due and paid upon signing (amounting to $9,000) and half of which is due on the first anniversary of the Financing Agreement. In addition, the Company is obligated to pay a commitment fee of 1% of the credit limit annually, such amounts are payable on the anniversary of the agreement.

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

In November, 2011, in connection with the Company’s private placement of convertible notes and Securities Purchase Agreement (see NOTE 6), Sand Hill Finance, LLC executed an amendment to the Financing Agreement in which Sand Hill Finance LLC agreed that they would not pursue any remedies of default under the Financing Agreement until at least the ninety-first day after the obligations under the convertible notes have been fully satisfied.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 7 - NOTES PAYABLE, (continued)

On September 7, 2012, Sand Hill Finance, LLC and IceWEB, Inc. entered into an agreement to amend the Financing Agreement in which Sand Hill Finance, LLC agreed to lower the interest rate on Iceweb’s existing debt from 21% per annum to 12% per annum.

On April 12, 2013 the Company entered into an agreement with Sand Hill Finance, LLC to amend the existing Financing Agreement by issuing a convertible debenture to replace IceWEB’s existing note payable, in the amount of $2,139,235. The debenture is convertible into common stock at a fixed price of $0.075 per share, bears interest at 12% annually, and has a two year term. In addition, the terms of the note call for monthly payments of $15,000, which increases to $25,000 in the event that IceWEB raises $3,000,000 or more in an equity financing.  As of June 30, 2013 Sand Hill Finance, LLC has converted $506,250 of the debenture balance into 6,750,000  shares of IceWEB, Inc. $0.001 par value common stock.  The exchange of debt instruments did not qualify under ASC 470-50 “Modifications and Extinguishments” as a debt extinguishment.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  At June 30, 2013 all of the Company’s cash balances were fully insured.  The Company has not experienced any losses in such accounts.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 9 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of June 30, 2013,  the Company’s investments in marketable equity securities are based on the June 30, 2013  stock price as reflected on the OTCBB stock exchange , reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

June 30, 2013	Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$-	$(77,310)	$3,690

Total	$81,000	$-	$(77,310)	$3,690

September 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$228,600	$—	$309,600

Total	$81,000	$228,600	$—	$309,600

The unrealized gains are presented in comprehensive income in the consolidated statement of operations and comprehensive income.

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Nine months ended
	June 30
	2013	2012

Net unrealized gains/(loss) on investments in publicly traded equity securities	$(305,910)	$15,800

Net unrealized gains/(loss) on investments	$(305,910)	$15,800

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 9 – INVESTMENTS, (continued)

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Marketable Equity Securities	$3,690	$—	$—

Liabilities:

Derivative liabilities	$—	$—	$116,875

September 30, 2012
Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$309,600

Liabilities:

Derivative liabilities	$—	$—	$1,104,499

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

There were no impairment charges on investments in publicly traded equity securities for the nine months ended June 30, 2013 or 2012.

The Company has evaluated its publicly traded equity securities as of June 30, 2013, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Our accumulated other comprehensive income (loss) consists of unrealized losses on marketable securities available for sale of $77,310 at June 30, 2013, and unrealized gains of $228,600 at September 30, 2012.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at June 30, 2013 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at June 30, 2013 are all currently exercisable with a weighted-average remaining life of 3.34 years.

The mark to market adjustments for the nine month periods ended June 30, 2013 and 2012 resulted in the recognition of income of $987,624 and an expense of $2,773,086, respectively, within the Company’s consolidated statements of operations, under the caption “Change in fair value of derivative warrant liability”.  The fair value of the warrants at June 30, 2013 is $116,875 which is reported on the consolidated balance sheet under the caption “Derivative Liability”.  The following summarizes the changes in the value of the derivative warrant liability from the date of the Company’s issuance of derivative warrant instruments on November 23, 2011 until June 30, 2013:

	Value	No. of Warrants
Warrants Issued on November 23, 2011, as adjusted– Derivative warrant liability	$1,750,000	103,356,138
Decrease in fair value of derivative warrant liability	(645,501)	(3,108,114)
Balance at September 30, 2012 – Derivative warrant liability	$1,104,499	100,248,024
Decrease in fair value of derivative warrant liability	(987,624)	(48,175,790)
Balance at June 30, 2013 – Derivative warrant liability, as adjusted	$116,875	52,072,234

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 11 - DERIVATIVE LIABILITIES (continued)

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of June 30, 2013.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the June 30, 2013 fair value calculations were as follows:

June 30,
2013
Current exercise price	$0.028
Time to expiration	3.34 years
Risk-free interest rate	1.04%
Estimated volatility	274%
Dividend	-0-
Stock price on June 30, 2013	$0.0227

NOTE 12 - COMMITMENTS

We are on a month to month tenancy in our office space in Sterling, Virginia, as our two-year operating lease expired on June 30, 2012.  The office lease agreement had certain escalation clauses and renewal options.  We currently have no future minimum rental payments under operating leases.

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock Warrants

The outstanding warrants at June 30, 2013 have a weighted average exercise price of $0.044 per share and have a weighted average remaining life of 3.20 years.

Certain of these warrants contain provisions which cause them to be classified as derivative liabilities pursuant to Accounting Standards Codification subtopic 815-40, “Derivatives and hedging—Contracts in Entity’s Own Equity” (ASC 815-40). Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of $1,750,000. The fair value of these warrants was decreased to $116,875 as of June 30, 2013. The non-cash income adjustment recorded in the Statement of Operations for the nine months ended June 30, 2013 was $987,624.  We are required to continue to adjust the warrants to fair value through current period operations for each reporting period.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 13 – STOCKHOLDERS’ DEFICIT (continued)

The Company issued warrants for common shares with a current exercise price as of June 30, 2013, as adjusted, of $0.028 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

The terms of these warrants provided that the exercise price of the warrants was initially $0.17 per share, subject to adjustment as described below. The Series O warrants and Series P warrants were each immediately exercisable. The Series Q warrants became exercisable at any time that any portion of the Series P warrants held by that warrantholder were exercised. The term of the Series O warrants is five years from the issue date, the term of the Series P warrants is one year from the Applicable Date, as hereinafter defined, and the term of the Series Q warrants was for five years from the Applicable Date, subject to the aforedescribed requirement. The warrants are not exercisable if, after giving effect to the exercise, the holder or any of its affiliates would be the beneficial owner as determined in accordance with the rules of the SEC of in excess of 4.9% of our outstanding shares of common stock. In addition to customary anti-dilution provisions, the warrant exercise price is also subject to a “full ratchet” anti-dilution adjustment which, in the event that we issue or are deemed to have issued, certain securities at a price lower than the then applicable warrant exercise price, immediately reduces warrant exercise price to equal the price at which we issued or were deemed to have issued, our common stock. As a result of subsequent transactions by us, the exercise price of each series of these warrants was subsequently reduced to $0.028 per share and the number of shares underlying these warrants were increased.

The registration statement covering the resale of the shares of common stock underlying each series of these warrants was declared effective by the SEC on February 8, 2012 (the “Applicable Date”).  As of August 14, 2013 there are a total of 29,290,605 Series O warrants and 3,108,115 Series Q warrants outstanding, net of exercises and expirations.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 13 – STOCKHOLDERS’ DEFICIT (continued)

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

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2013 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	118,434,173	$ 0.0844
Granted	10,433,853	0.08
Granted due to repricing	35,761,892	0.028
Exercised	-	-
Forfeited	(49,345,790)	0.0774
Balance at end of period	115,284,128	$ 0.0489

Warrants exercisable at end of period	115,284,128	$ 0.0489

Weighted average fair value of warrants granted or re-priced during the period		$ 0.0224

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 13 – STOCKHOLDERS’ DEFICIT (continued)

The following table summarizes information about common stock warrants outstanding at June 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2013	Weighted Average Exercise Price
$ 0.028	89,928,721	3.34 Years	$ 0.028	89,928,721	$ 0.028
$ 0.08	10,433,853	0.25 Years	$ 0.08	10,433,853	$ 0.08
$ 0.15	14,801,554	3.25 Years	$ 0.15	14,801,554	$ 0.15
$ 0.50	120,000	1.67 Years	$ 0.50	120,000	$ 0.50
	115,284,128		$ 0.0489	115,284,128	$ 0.0489

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

June 30, 2013

NOTE 14 - STOCK OPTION PLAN (continued)

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

On June 11, 2013 the Board of Directors adopted the 2013 Employee Option Plan covering 25,000,000 shares of our common stock to permit us to offer to our employees and consultants whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company.  The issuance of grants under the plan will be made to persons who are closely related to us and who provide bona fide services to us in connection with our business which are not in connection with the offer or sale of our securities in a capital raising transaction and do not directly or indirectly promote or maintain a market for our securities.  Grants of options or shares may be awarded under the plan pursuant to individually negotiated compensation contracts or as determined and/or approved by our Board of Directors.  The eligible participants include our employees and non-employee consultants and advisors.  There is no limit as to the number of securities that may be awarded under the 2013 Employee Option Plan to a single participant.

The 2013 Employee Option Plan does not require restrictions on the transferability of securities issued thereunder.  However, such securities may be restricted as a condition to their issuance where the Board of Directors deems such restrictions appropriate.  The 2013 Employee Option Plan is not subject to the Employee Retirement Income Securities Act of 1974.  Restricted shares awarded under the 2013 Employee Option Plan are intended to be fully taxable to the recipient as earned income.

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

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 14 - STOCK OPTION PLAN (continued)

For the nine months ended June 30, 2013, the Company granted 69,143,785 options to employees and consultants, which resulted in stock-based compensation charged to operations for option-based arrangements of $566,682, using the Black-Scholes option pricing model. At June 30, 2013, there was approximately $190,896 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of June 30, 2013 and changes during the period ending on that date is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance outstanding at September 30, 2012	8,353,185	$0.077	3.78	$45,409
Granted	69,143,785	0.046	-	-
Exercised	(69,404,000)	0.045	-	-
Forfeited	(2,325,000)	0.081	-	-
Balance outstanding at June 30, 2013	5,767,970	$0.0824	3.91	$-

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 15 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended June 30, 2013 and 2012 all material assets and revenues of the Company were in the United States.

NOTE 16 - RELATED PARTY TRANSACTIONS

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

On June 24, 2013 Nick Carosi, a member of our Board of Directors, advanced $50,000 to us for operating expenses. This advance was short-term in nature, is non-interest bearing, and has been repaid in full.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three and nine months ended June 30, 2013 and 2012 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE AND NINE MONTHS ENDED JUNE 30, 2012

The following table provides an overview of certain key factors of our results of operations for the three and nine months ended June 30, 2013 as compared to the three and nine months ended June 30, 2012:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net Revenues	$ 104,891	$ 654,996	$ 873,446	$ 2,546,852
Cost of sales	63,267	444,016	491,480	1,669,704
Operating Expenses:
Sales and marketing expense	117,404	308,698	733,713	641,255
Depreciation and amortization	49,943	33,797	120,936	149,435
Research and development	176,456	289,242	656,491	708,324
General and administrative	1,274,778	438,796	3,978,651	1,331,939
Total operating expenses	1,618,581	1,070,532	5,489,791	2,830,954
Loss from operation	(1,576,957)	(859,551)	(5,107,825)	(1,953,806)
Total other income (expense)	(19,272)	(3,140,324)	596,194	(4,569,124)
Net income (loss)	$ (1,596,229)	$(3,999,875)	$ (4,511,631)	$ (6,522,930)

Other Key Indicators:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Cost of sales as a percentage of revenues	60.3%	67.8%	56.3%	65.6%
Gross profit margin	39.7%	32.2%	43.7%	34.4%
General and administrative expenses as a percentage of revenues	1030.0%	67.0%	433.3%	52.3%
Total operating expenses as a percentage of revenues	1357.8%	163.4%	606.3%	111.2%

Nine Month Period ended June 30, 2013

Revenues

For the nine months ended June 30, 2013, we reported revenues of $873,446 as compared to revenues of $2,546,852 for the nine months ended June 30, 2012, a decrease of $1,673,406 or approximately 66%. The decrease is primarily due to the slow-down from our government customers, limited resources available for sales and marketing efforts, and the residual effect in our sales efforts from the untimely passing of our former CEO, John Signorello.

Cost of Sales

Our cost of sales consists primarily of component parts for the manufacture of our storage products. For the nine months ended June 30, 2013, cost of sales was $491,480, or approximately 56.3% of revenues, compared to $1,669,704, or approximately 65.6% of revenues, for the nine months ended June 30, 2012. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012 was the result of lower component costs, primarily the price of hard drives, which were higher in the prior year period due to the disruption in the world supply from the flooding in Thailand. We anticipate that our gross profit margins will remain in the range of 40% to 45% through the balance of fiscal 2013.

Total Operating Expenses

Our total operating expenses increased approximately 94% to $5,489,791 for the nine months ended June 30, 2013 as compared to $2,830,954 for the nine months ended June 30, 2012. These changes include:

•          Sales and marketing expense . Sales and marketing expense includes salaries, commission, occupancy, telephone, travel, and entertainment expenses for direct sales personnel.  For the nine months ended June 30, 2013, sales and marketing costs were $733,713 as compared to $641,255 for the nine months ended June 30, 2012, an increase of $92,458 or approximately 14%.  The increase is primarily due higher costs for sales and marketing efforts.

•          Depreciation and amortization expense . For the nine months ended June 30, 2013, depreciation and amortization expense amounted to $120,936 as compared to $149,435 for the nine months ended June 30, 2012, a decrease of $28,499 or 19%.

•          Research and development . For the nine months ended June 30, 2013, research and development costs were $656,491 as compared to $708,324 for the nine months ended June 30, 2012, a decrease of $51,833 or approximately 7%.  Research and development expense is lower due to lower headcount and consulting costs in the second and third fiscal quarters ending June 30, 2013.

•          General and administrative expense . For the nine months ended June 30, 2013, general and administrative expenses were $3,978,651 as compared to $1,331,939 for the nine months ended June 30, 2012, an increase of $2,646,837 or approximately 199%. For the nine months ended June 30, 2013 and 2012 general and administrative expenses consisted of the following:

	Fiscal Q3	Fiscal Q3
	2013	2012
Occupancy	$26,642	$28,747
Consulting	1,151,476	7,480
Employee compensation	1,562,869	570,691
Professional fees	178,275	133,531
Internet/Phone	6,687	4,988
Travel/Entertainment	30,418	27,492
Investor Relations	794,808	430,271
Insurance	15,381	11,771
Other	212,095	116,968
	$3,978,651	$1,331,939

•	For the nine months ended June 30, 2013, Occupancy expense decreased to $26,642 as compared to $28,747, primarily due to a decreased allocation of rent expense to administration.

•

For the nine months ended June 30, 2013, Consulting expense increased to $1,151,476 as compared to $7,480. Consulting expense increased primarily as a result of non-cash based costs incurred related to mergers and acquisition activity.

•

For the nine months ended June 30, 2013, Salaries and related expenses increased to $1,562,869 as compared to $570,691, an increase of $992,178. The increase is due primarily to higher non-cash compensation expense of $1,152,563 as compared to $6,846, offset by lower cash-based compensation expense.

•

For the nine months ended June 30, 2013, Professional fees expense increased to $178,275 as compared to $133,531.  Professional fees expense increased due to increased costs related to business development and other legal fees.

•	For the nine months ended June 30, 2013, internet and telephone expense increased to $6,687 as compared to $4,988.

•

For the nine months ended June 30, 2013, travel and entertainment expense increased to $30,418 as compared to $27,492.  The increase was primarily due to increased travel related to investor relations and analyst meetings.

•

For the nine months ended June 30, 2013 Other expense amounted to $212,095 as compared to $116,968 for the nine months ended June 30, 2012, an increase of $95,128.  The increase was due to bad debt expense recorded in the nine months ended June 30, 2013 of $114,394.

•

For the nine months ended June 30, 2013 Investor relations expense increased to $794,808 as compared to $430,271 for the nine months ended June 30, 2012. The increase is due to increased investor relations activity.

•	For the nine months ended June 30, 2013, insurance expense decreased to $15,381 as compared to $11,771. The increase was primarily due to increase in premiums for insurance.

We anticipate that general and administrative expenses will be at a lower rate for the balance of fiscal 2013 due to lower consulting, non-cash based compensation expense, and investor relations expense.

LOSS FROM OPERATIONS

We reported a loss from operations of $5,107,825 for the nine months ended June 30, 2013 as compared to a loss from operations of $1,953,806 for the nine months ended June 30, 2012, an increased loss of $3,154,019 or approximately 161%.

OTHER INCOME (EXPENSES)

Interest Expense .  For the nine months ended June 30, 2013, interest expense amounted to $391,430 as compared to $1,796,060 for the nine months ended June 30, 2012, a decrease of $1,404,629 or 78%. The decrease in interest expense is primarily attributable to the reduced amortization of the discount on our convertible debentures, which were retired in February, 2013.

Gain (loss) on change of fair value of derivative liability.  For the nine months ended June 30, 2013 we incurred a decrease in the value of the derivative liability of $987,624 as compared to an increase in the value of the derivative liability of $2,773,086 for the nine months ended June 30, 2012.

NET INCOME/ LOSS

Our net loss was $4,511,631 for the nine months ended June 30, 2013 compared to a net loss of $6,522,930 for the nine months ended June 30, 2012.

Three Month Period ended June 30, 2013

Revenues

For the three months ended June 30, 2013, we reported revenues of $104,891 as compared to revenues of $654,996 for the three months ended June 30, 2012, a decrease of $550,105 or approximately 84%.

Cost of Sales

Our cost of sales consists of component parts for the manufacture of our storage products. For the three months ended June 30, 2013, cost of sales was $63,267, or approximately 60.3% of revenues, compared to $444,016, or approximately 67.8% of revenues, for the three months ended June 30, 2012. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was the result of lower component costs, primarily the price of hard drives, which were higher in the prior year period due to the disruption in the world supply from the flooding in Thailand. We anticipate that our gross profit margins will remain in the range of 40% to 45% through the balance of fiscal 2013.

Total Operating Expenses

Our total operating expenses increased approximately 51% to $1,618,581 for the three months ended June 30, 2013 as compared to $1,070,532 for the three months ended June 30, 2012. These changes include:

•            Sales and marketing expense . For the three months ended June 30, 2013, sales and marketing expenses were $117,404 as compared to $308,698 for the three months ended June 30, 2012, a decrease of $191,294 or approximately 62%. The decrease is primarily due lower sales headcount and lower costs for sales and marketing efforts.

•            Depreciation and amortization expense . For the three months ended June 30, 2013, depreciation and amortization expense amounted to $49,943 as compared to $33,797 for the three months ended June 30, 2012, an increase of $16,146 or 48%.

•          Research and development . For the three months ended June 30, 2013, research and development costs were $176,456 as compared to $289,242 for the three months ended June 30, 2012, a decrease of $112,786 or approximately 39%, and is due to lower headcount and lower consulting costs incurred for research and development.

•            General and administrative expense . For the three months ended June 30, 2013, general and administrative expenses were $1,274,778 as compared to $438,796 for the three months ended June 30, 2012, an increase of $835,984 or approximately 191%. For the three months ended June 30, 2013 and 2012 general and administrative expenses consisted of the following:

	Fiscal Q3	Fiscal Q3
	2013	2012
Occupancy	$8,127	$9,292
Consulting	88,328	3,015
Employee compensation	944,132	168,857
Professional fees	65,166	28,017
Internet/Phone	2,493	1,578
Travel/Entertainment	12,454	10,333
Investor Relations	1,712	169,040
Insurance	6,108	6,053
Other	146,258	42,611
	$1,274,778	$438,796

•	For the three months ended June 30, 2013, Occupancy expense decreased to $8,127 as compared to $9,292.

•

For the three months ended June 30, 2013, Consulting expense increased to $88,328 as compared to $3,015, an increase of $85,313.  Consulting expense increased primarily as a result of increased consulting related to merger and acquisition activity.

•

For the three months ended June 30, 2013, Salaries and related expenses increased to $944,132 as compared to $168,857, an increase of $775,275, or 459%.  The increase is due primarily to increased non-cash stock and option based compensation expense of $784,152.

•

For the three months ended June 30, 2013, Professional fees expense increased to $65,166 as compared to $28,017.  Professional fees expense increased primarily as a result of an increase in legal fees incurred related to business development activities.

•	For the three months ended June 30, 2013, Internet/Phone expense increased to $2,493 as compared to $1,578.

•

For the three months ended June 30, 2013, travel and entertainment expense increased to $12,454 as compared to $10,333. Travel and entertainment expense increased due to increased travel for investor relations and general corporate travel activity.

•	For the three months ended June 30, 2013, Insurance expense increased to $6,108 as compared to $6,053, as a result of higher premiums charged.

•

For the three months ended June 30, 2013 Other expense amounted to $146,258 as compared to $42,611 for the three months ended June 30, 2012.  The increase is due to bad debt expense of $114,394 for the three months ended June 30, 2013.

•

For the three months ended June 30, 2013 Investor relations expense decreased to 1,712 as compared to $169,040 for the three months ended June 30, 2012.  The decrease is due to decreased investor relations activity.

LOSS FROM OPERATIONS

We reported a loss from operations of $1,576,957 for the three months ended June 30, 2013 as compared to a loss from operations of $859,551 for the three months ended June 30, 2012, an increase of $717,405, or 83%.

OTHER INCOME (EXPENSES)

Interest Expense . For the three months ended June 30, 2013, interest expense amounted to $72,772 as compared to $984,317 for the three months ended June 30, 2012, a decrease of $909,201 or 92%. The decrease in interest expense is primarily attributable to amortization of the discount on the outstanding convertible debentures in the prior year which did not occur in the current year period.

Gain (loss) on change of fair value of derivative liability. For the three months ended June 30, 2013 we incurred a decrease in the value of the derivative liability of $53,500, as compared to an increase in the value of the derivative liability of $2,156,007 for the three months ended June 30, 2012.

NET INCOME/ LOSS

Our net loss was $1,596,229 for the three months ended June 30, 2013 compared to a net loss of $3,999,875 for the three months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2013 and September 30, 2012:

	June 30,	September 30,	$	%
	2013	2012	Change	Change

Working Capital	(489,714)	(2,904,560)	888,630	(30.6%)

Cash	78,543	269,594	(191,051)	(70.9%)
Other receivables	1,780	-	1,780	0.0%
Accounts receivable, net	54,040	563,320	(394,886)	(70.1%)
Marketable Securities, current	3,690	72,000	(68,310)	(94.9%)
Inventory	280,482	282,231	(1,749)	(0.6%)
Total current assets	614,309	1,213,721	(485,018)	(40.0%)

Property and equipment, net	378,850	499,785	(120,935)	(24.2%)
Deferred financing costs, net	-	114,395	(114,395)	(100.0%)
Total assets	1,008,024	2,080,367	(957,949)	(46.0%)

Accounts payable and accrued liabilities	700,890	824,128	(123,238)	(15.0%)
Notes payable	-	2,059,582	(418,972)	(20.3%)
Convertible notes payable, net of discount	-	105,176	(105,176)	59.7%
Note payable, net	172,262		172,262
Derivative liability	116,875	1,104,499	(987,624)	(89.4%)
Total current liabilities	2,744,633	4,118,281	1,461,254)	(35.5%)
Note payable, long term	1,640,610	-	1,640,610
Accumulated deficit	(45,324,759)	(40,813,128)	(4,035,611)	9.9%
Stockholders’ deficit	(1,736,609)	(2,037,914)	490,450	(24.1%)

Net cash used in operating activities was $3,376,493 for the nine months ended June 30, 2013 as compared to net cash used in operating activities of $4,375,749 for the nine months ended June 30, 2012, a decrease of $1,454,132.  For the nine months ended June 30, 2013, we had a loss of $4,511,631 offset by non-cash items such as depreciation and amortization expense of $120,936, share-based compensation expense of $1,244,678, the value of common stock issued for services rendered of $384,285,  interest expense charged on the amortization of debt discount of $59,294, amortization of loan fees of $20,625, amortization of deferred finance costs of $114,396, and decreases from changes in assets and liabilities of $59,893. During the nine months ended June 30, 2013 we experienced a decrease in accounts receivable of $393,106, and a decrease in accounts payable during the period of $123,239.  For the Nine Months Ended June 30, 2012, net cash provided by financing activities related to proceeds received from subscriptions receivable of $1,171,520, proceeds from notes payable of $301,896 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the issuance of convertible notes of $1,750,000, proceeds from the exercise of common stock options of $180,717, proceeds from the conversion of common stock warrants of $102,460, payments on the convertible debenture with common stock of $884,612, proceeds from the sale of restricted stock of $1,834,347, offset by repayments on notes payable of $258,195 which were to pay down the balance on the Sand Hill Finance LLC factoring line, and payment of deferred financing costs of $571,270.

Net cash used in investing activities for the nine months ended June 30, 2013 was $0 as compared to net cash used in investing activities of $250,446 for the nine months ended June 30, 2012.  During the nine months ended June 30, 2012, we used cash of $217,446 for property and equipment purchases, and $33,000 for the purchase of 3,300,000 of VOIS Inc. common stock.

Net cash provided by financing activities for the nine months ended June 30, 2013 was $3,185,442 as compared to net cash provided of $5,396,087 for the nine months ended June 30, 2012.  For the nine months ended June 30, 2013, net cash provided by financing activities related to proceeds received from notes payable of $502,486 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $2,570,163, proceeds from the sale of restricted stock of $249,000, and proceeds from a note payable with related parties of $111,000, offset by repayments on notes payable of $247,207 which were to pay down the balance on the Sand Hill Finance LLC factoring line.   For the Nine Months Ended June 30, 2012, net cash provided by financing activities related to proceeds received from subscriptions receivable of $1,171,520, proceeds from notes payable of $301,896 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the issuance of convertible notes of $1,750,000, proceeds from the exercise of common stock options of $180,717, proceeds from the conversion of common stock warrants of $102,460, payments on the convertible debenture with common stock of $884,612, proceeds from the sale of restricted stock of $1,834,347, offset by repayments on notes payable of $258,195 which were to pay down the balance on the Sand Hill Finance LLC factoring line, and payment of deferred financing costs of $571,270.

At June 30, 2013 we had a working capital deficit of $489,714 and an accumulated deficit of $45,324,759.  The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2012 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. Our sales were not sufficient to pay our operating expenses. We reported a net loss of $4,511,631 for the nine months ended June 30, 2013.  There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At June 30, 2013 we had cash on hand of $78,543.  At June 30, 2013 we owed Sand Hill Finance, LLC $1,640,610 under our financing agreement.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

At June 30, 2013 we are the subject of, or party to, two known, pending or threatened, legal actions. Following is a discussion of each:

1.    Wolfe Axelrod Weinberger LLC v. IceWEB, Inc.; Case No. 161480043612, American Arbitration. Association The plaintiff asserts that IceWEB failed to pay the full amount owed for investor relations services. This matter has now settled with the entry of a consent judgment in the Circuit Court of Fairfax County, Virginia for $70,000.00 on February 27, 2013.

2.    I-Cubed Information, Integration and Imagins, LLC. V. IceWEB Storage Corporation; Case No. GV12019582-00, in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff. Iceweb Storage Corporation, an operating wholly-owned subsidiary of the Company, consented to the entry of a judgment in the General District Court of Fairfax County, Virginia on January 17, 2013 for $12,920.60.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Fiscal 2013 Transactions

During November, 2012 and April, 2013, in conjunction with certain employment agreements, we issued 918,919 shares of restricted common stock valued at $68,000 to three executive employees. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

During January, 2013, in conjunction with certain employment agreements, we issued 216,216 shares of restricted common stock valued at $16,000, in conjunction with certain employment agreements to three executive employees. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

During April, 2013, we issued 18,000,000 shares of restricted common stock valued at $594,000, in conjunction with certain employment agreements to our employees, including two of our executive officers . The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

During December, 2012 we sold 500,000 shares of restricted stock to an accredited investor for $37,000.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

During March, 2013 we sold 6,200,000 shares of restricted stock to two accredited investors for $225,000.  The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

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

ICEWEB, INC.

	By:	/s/ Rob Howe III
August 14, 2013	Rob Howe III,
Chief Executive Officer, principal executive officer

	By:	/s/ Mark B. Lucky
August 14, 2013	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer