Form 10-K
period 2013-09-30
ICEWEB INC
filed 2014-01-14
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-27865

IceWEB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2640971
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

324 E 11th, Suite 2425, Kansas City, MO	64106
(Address of principal executive offices)	(Zip Code

Registrant’s telephone number, including area code:  (571) 287-2388

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $ 9,288,089.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. The number of common shares issued and outstanding as of January 14, 2014 was 473,460,779 shares.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms the “Company”, “IceWEB”, "we", "our", and "us" refers to IceWEB, Inc., a Delaware corporation, and our subsidiaries. When used in this report, “fiscal year 2013” or “fiscal 2013” means the year ended September 30, 2013, and “fiscal year 2014” or “fiscal 2014” means the year ending September 30, 2014. The information which appears on our Web sites is not part of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OF ICEWEB

OVERVIEW

With our acquisition of Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC”) in October 2013, IceWEB provides wireless and fiber broadband service, co-location space and related services and operate a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.  In addition, through our IceWEB Storage Corporation subsidiary we deliver on-line cloud computing application services, and manufacture and market cloud-attached and network storage.

CTC operates a wireless internet service business, providing WIMAX broadband to small and medium size businesses in the metro Kansas-City, Missouri area.  In addition CTC offers the following solutions: (i) premium data center co-location, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services.

We leverage our NAP which allows our customers to increase information and application delivery performance while significantly reducing costs. Our platform enables scalable, reliable and cost-effective co-location, interconnection and traffic exchange thus lowering overall cost and increasing flexibility.

Our customer base includes U.S. government agencies, enterprise companies, and small to medium sized businesses (“SMB”).

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

Our IceSTORMTM file management system replaces complex and performance-limited competitive products with high performance, scalable and easy to use systems capable of handling the most data-intensive applications and environments. We believe that our solution delivers three key benefits:

•	Performance - which equals or exceeds all competitive products
•	Management – which requires less expertise and provides ease of use for overburdened technical staffers
•	Cost – our solutions typically can be deployed costing far less than those of ours competitors while delivering feature-rich performance with comprehensive, yet easy-to-use management.

Competitive Landscape

We compete with storage vendors such as NetApp, Inc., EMC, Inc., and many other companies in the markets we serve, including companies that offer a broad spectrum of IT products and services.

With the demand for data storage growing exponentially within all organizations, budgetary and common sense decision making is creating a second tier storage marketplace where our IceWEB data storage products are perceived as compelling data storage solutions. Based upon our review of the market, we believe some customers are searching for alternatives from the high costs and hardware replacement upgrades often required by the larger Tier 1 storage providers, who push expensive upgrades to satisfy to meet their billion dollar revenue growth commitments. Instead, some customers are opting to deploy our products with versatile and feature rich capabilities.

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

Customers

Our products have been sold to customers in the U.S., Canada and Europe across a broad range of industries, including GIS; oil and gas; state, local and federal government; and healthcare. We believe that our customers have a high level of satisfaction with our products and services. During the year ended September 30, 2013 two customers accounted for 40% of our consolidated revenue.

Sales and Marketing

We sell our products via full “channel-based” model and through a direct sales force.  In a channel-based sales model, companies with products or services build partnerships with systems integrators, other manufacturers, vertical companies and distributors and leverage the sales resources of those groups to drive sales of products/services. We believe that the value of a channel-based sales model is twofold. First it allows us to grow total sales volume significantly while keeping sales staff, and our general and administrative expenses, low. Rather than building a significant worldwide sales force of our own, this model allows us to build a small channel organization responsible for identification, training and support of partner organizations to ensure their success and productivity. The second value of the channel-based model is that partners bring their own knowledge of key accounts and have relationships already in place which compresses the sales cycle and increases the close ratio on new business, with the goal of generating more sales for our company’s products and services.

We continue to aggressively pursue partner agreements to increase our sales and market exposure and footprint. These partner agreements typically take between three and six months to develop prior to materially increasing sales revenues.

Manufacturing

Historically, our manufacturing has been conducted at our headquarters in Sterling, Virginia.  Utilizing chassis from premium manufacturers such as AIC Corporation, Intel, SuperMicro, and others, all systems are built, burned-in, and tested at this facility by our in-house engineering and production staff.  We manufacture IceBOX appliances, data storage management platforms. We use best-of-breed, readily available, commercial off-the-shelf products sourced from various resellers and suppliers in our manufacturing process.  Subsequent to our acquisition of CTC, we now outsource the manufacture of our IceWEB Storage products to a third party contract manufacturer located in Northern Virginia.

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses, costs of prototype equipment, costs of using contractors, allocated facility and IT overhead expenses and depreciation of equipment used in research and development activities. We expense research and development costs as incurred. Our research and development expenses were $1,246,060 and $1,046,026, in fiscal 2013 and fiscal 2012, respectively.  We anticipate that research and development activity will substantially decline in fiscal 2014 as we focus on selling and marketing our storage products and operate the businesses of CTC.

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

Trademarks are used on some of our products and these distinctive marks may be an important factor in marketing the products. Inline® and Inline logo trademarks have been registered in the United States.

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

On October 1, we acquired 100% of the outstanding stock of Computers and Tele-Comm., Inc., a Missouri corporation (“CTCI”), and its wholly owned subsidiary, KC NAP, LLC (“KC NAP”) in exchange for 9,568,400 shares.  Concurrently, and as part of the share exchange agreement, the Company issued shares to retire an outstanding debt owing by CTCI to Streamside Partners, LLC, which totaled $155,000, and other debts of CTCI totaling $267,823, in exchange for 13,485,799 shares of our $0.001 par value common stock (such transactions taken together are sometimes referred to herein as the “Share Exchange”).  As a result of the Share Exchange, we are now the holding company of CTCI and we now operate a company in the business of operating data centers and providing Information Technology (“IT”) services.  The acquisition was accounted for using the purchase method of accounting.

EMPLOYEES

At January 13, 2014 we had 13 full-time employees, including our executive officers.  None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

We had an accumulated deficit of approximately $47.9 million at September 30, 2013. For the years ended September 30, 2013 and 2012, we had a net loss of approximately $7.1 million and approximately $6.485 million, respectively. In fiscal year 2013, cash used in operations was approximately $2.7 million.  The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended September 30, 2013 contains a qualification expressing substantial doubt as to our ability to continue as a going concern as a result of net losses and cash used in operations. We cannot assure prospective investors that sales will increase in future periods, nor can we assure prospective investors that they will not further decrease. We expect to potentially make significant expenditures related to the development of the business, potentially including hiring additional personnel relating to sales and marketing, customer service and support and technology development. As a result of these increased expenditures, we will be required to generate and sustain increased revenue to achieve profitability. As long as cash flow from operations remains insufficient to fund operations, we will continue depleting cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, prospective investors could lose all of their investment in our company.

OUR SALES HAVE DECLINED SUBSTANTIALLY FROM PRIOR PERIODS AND THERE ARE NO ASSURANCES OUR SALES WILL RETURN TO HISTORIC LEVELS.

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

WE HAVE ENTERED INTO A LOAN ARRANGEMENT WITH A COMPANY CONTROLLED BY OUR INDEPENDENT DIRECTORS WHICH COULD CAUSE A CONFLICT OF INTEREST.

In November 2012 we entered into a Loan Agreement with IWEB Growth Fund, LLC, a company which was recently established by Messrs. Compton, Bush, Carosi, Pirtle and Stavish and General Soyster, our independent directors. Under the terms of the Loan Agreement, IWEB Growth Fund agreed to make one or more loans to us up to the total principal amount of $1.5 million and as of the date hereof we have borrowed $186,000 from it under one year 12% secured notes. Under the terms of these loans, we granted IWEB Growth Fund a second position security interest in all of our assets and executed a confession of judgment. Any additional amounts to be lent to us under this master agreement are at the discretion of the lender and there are no assurances any additional funds will be available to us. In addition, there are no assurances that the terms of these loans are as favorable to us as we might have received from unrelated third parties. Lastly, should we fail to pay these obligations when due, the lender could seek to foreclose on our assets or otherwise obtain a judgment against us. As the principals of the lender are members of our Board of Directors, there are no assurances that these potential conflicts of interests will be settled in a manner favorable to the Company.

WE MAY NEED ADDITIONAL FINANCING WHICH IT MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS, IF AT ALL. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND TO FUND OUR ONGOING OPERATIONS MAY BE IN JEOPARDY.

Historically, our operations have been financed primarily through the issuance of equity and short-term loans. Capital is typically needed not only to fund ongoing operations and to pay existing obligations, but capital is also necessary if we wish to acquire additional assets or companies and for the effective integration, operation and expansion of these businesses. Future capital requirements, however, depend on a number of factors, including the ability to internally grow revenues, manage the business and control expenses. At September 30, 2013, we had a working capital deficit of $693,307 as compared to a working capital deficit of $2,904,559 at September 30, 2012. We may need to raise additional capital to fund ongoing operations, pay existing obligations and fund future growth. There are no assurances that additional working capital will be available in the future upon terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs, make additional acquisitions, grow the company, and continue our existing business and operations may be in jeopardy. In this event, prospective investors could lose all of their investment in our company.

THE LOSS OF KEY SENIOR MANAGEMENT PERSONNEL, INCLUDING THE RECENT DEATH OF OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, COULD NEGATIVELY AFFECT OUR BUSINESS.

In May 2012, our Chairman and Chief Executive Officer, John R. Signorello, passed away. Hal Compton, Sr., a member of the board of directors, assumed the role as interim Chief Executive Officer, and Mark Lucky, our Chief Financial Officer, served as interim Chief Operating Officer.  In July 2012 until January 14, 2014 Mr. Robert Howe III joined our company as Chief Executive Officer. Without Mr. Signorello’s participation in our company’s business and operations, we could experience negative impacts to our business, future operating profits and results of operations. In addition, we depend upon our senior management and other key personnel, including Messrs. Howe and Lucky. The loss of these individuals or any of our other current or future executive officers or key employees could harm our business, future operating prospects and results of operations. Additionally, we do not currently maintain “key person” life insurance policies on the lives of any of our executive officers. This lack of insurance means that we may not receive adequate compensation for the loss of services of these individuals.

WE RELY ON VALUE-ADDED RESELLERS AND OTHER DISTRIBUTION PARTNERS TO SELL OF OUR PRODUCTS. FAILURE TO DEVELOP AND MANAGE, OR DISRUPTIONS TO, OUR DISTRIBUTION CHANNELS WOULD ADVERSELY AFFECT OUR BUSINESS.

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

WE RECEIVE A SUBSTANTIAL PORTION OF REVENUE FROM A LIMITED NUMBER OF CUSTOMERS AND CHANNEL PARTNERS, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN, ORDERS FROM ONE OR MORE OF OUR MAJOR CUSTOMERS WOULD HARM OUR BUSINESS.

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

We maintain our proprietary technology and know-how as trade secrets as well as through the use of patents. Some of our proprietary technology may be covered by provisional patents. Our policy is to use confidentiality agreements, licensing agreements and similar arrangements to establish and protect intellectual property. For example, our policy is to maintain confidentiality agreements with our employees, consultants, vendors and business partners and this has controlled access to, and distribution of its product design documentation and other proprietary information. We intend to continue to protect existing and new processes and technologies that are developed as trade secrets but may not be able to do so. We hold or have filed patents related to several of our products and technology, however there is no guarantee that we will be able to enforce these patents or that the applications will be issued as patents. Failure to protect our intellectual property could affect our ability to secure additional contracts or preserve market advantages as we develop and commercialize our products.

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

Third parties may claim that we are infringing on their intellectual property rights, and we may already be unknowingly infringing. We may face additional liability if we agree to indemnify customers against third party infringement claims. If a third party establishes that we are infringing upon their intellectual property rights, we may be forced to modify products or manufacturing processes and such changes may be expensive or impractical. We may be forced to seek royalty or license agreements. If we are unable to agree on acceptable terms, we may be required to discontinue products or to halt other aspects of our operations. We may also be liable for significant damages. Even if intellectual property claims brought against us are without merit, the litigation may be costly and time consuming, and may divert management and key personnel from normal business operations.

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

WE HAVE BEEN ENGAGED IN VARIOUS LEGAL DISPUTES WHICH COULD IMPACT OUR COMPANY AND OUR SUPPLIER RELATIONSHIPS.

We are currently engaged in four legal proceedings. These legal proceedings relate to non-payment of vendors. Claims relating to these proceedings currently total approximately between $50,000 and $100,000. These and/or the remaining and/or future potential legal proceedings could impact our financial position and/or our relationships with customers, vendors, suppliers, distributors and/or other parties.

RISKS RELATING TO ICEWEB’S COMMON STOCK

THE EXERCISE OF WARRANTS AND OPTIONS AND THE CONVERSION OF SHARES OF OUR SERIES B CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At January 13, 2014 we had outstanding:

•	473,460,779 shares of our common stock,
•	626,667 shares of Series B Convertible Preferred Stock owned by the estate of our former Chief Executive Officer which is convertible into 626,667 shares of our common stock,
•	common stock purchase warrants to purchase a total of 102,820,275 shares of our common stock with exercise prices ranging from $0.028 to $0.15 per share, and
•

Stock options granted under our 2012 Equity Compensation Plan and our 2013 Equity Compensation Plan which are exercisable into 3,417,970 shares of our common stock with a weighted average exercise price of $0.086 per share.

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

OUR COMMON STOCK IS A “PENNY STOCK,” WHICH WILL MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

Our common stock is presently subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $2,500,000, or $2,000,000 if the company has been operating for three or more years. In certain instances, these rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. In addition, many brokers and broker-dealers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we continue to remain subject to the penny stock rules, it could have an adverse effect on the market, if any, for our common stock, and investors will find it more difficult to dispose of their securities.

OFFERS OR AVAILABILITY FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If security holders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period, under Rule 144, or expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

ITEM 2. PROPERTIES.

In February 2009, we entered into a two year lease for approximately 6,978 square feet of office space in which our principal executive offices are located for annual base rental of approximately $74,400.  We terminated our tenancy at this location on October 31, 2013.  Our Corporate offices have been moved to Kansas City, Missouri.  We currently have real estate leases at two locations, totaling 6,875 square feet.  These operating leases are standard commercial leases.

ITEM 3. LEGAL PROCEEDINGS.

At September 30, 2013 we are the subject of, or party to, four known, pending or threatened, legal actions. Following is a discussion of each:

1.    We were named as the defendant in a legal proceeding brought by Wolfe Axelrod Weinberger Associates, LLC (the plaintiff) in the Circuit Court of Fairfax County, Virginia (Case # 2013-4070). The plaintiff asserts that IceWEB failed to pay the full amount owed for investor relations services.

2.    We were named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) in the General District Court of Fairfax County, Virginia (Case #GV12-019582-00). The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff.

3.    We were named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) in the Circuit Court of Fairfax County, Virginia (Case # CL2010-7512). The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff.

4.    We were named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) in the General District Court of Fairfax County, Virginia (Case #GV10-023543-00). The plaintiff asserts that Iceweb failed to pay for delivery of services provided by plaintiff.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTCBB under the symbol IWEB. The reported high and low closing prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2012
First quarter ended December 31, 2011	$0.195	$0.010
Second quarter ended March 31, 2012	$0.1847	$0.106
Third quarter ended June 30, 2012	$0.181	$0.107
Fourth quarter ended September 30, 2012	$0.1399	$0.050

Fiscal 2013
First quarter ended December 31, 2012	$0.0825	$0.0570
Second quarter ended March 31, 2013	$0.0640	$0.0320
Third quarter ended June 30, 2013	$0.0421	$0.0227
Fourth quarter ended September 30, 2013	$0.0389	$0.0225

As of January 13, 2014 the last sale price of our common shares as reported on the OTC Bulletin Board was $0.0135 per share. As of January 13, 2014, there were approximately 5,200 record owners of our common stock.

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

Recent Sales of Unregistered Securities

Fiscal 2013 Transactions

In November, 2012 we issued 918,919 shares at a share price of $0.074/share to our executive officers and recognized stock based compensation expense of $68,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In December, 2012, we issued 112,000 shares of common stock at a per share price of $0.074, valued at $8,228 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In December, 2012, we sold 500,000 shares of common stock at a per share price of $0.074, valued at $37,000 to an accredited investor.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2013 we issued 216,216 shares at a share price of $0.074/share to our executive officers and recognized stock based compensation expense of $16,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2013 we sold 500,000 shares of common stock at a per share price of $0.074, valued at $37,000 to an accredited investor.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2013, we issued 112,000 shares of common stock at a per share price of $0.074, valued at $8,228 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2013, we issued 175,000 shares of common stock at a per share price of $0.074, valued at $12,950 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2013 we issued 1,950,000 shares of common stock at a per share price of $0.0396, valued at $77,300 to two accredited investors for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2013, we issued 112,000 shares of common stock at a per share price of $0.039, valued at $4,368 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2013, we issued 5,000,000 shares of common stock at a per share price of $0.04, valued at $200,000 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2013 we sold 1,200,000 shares of common stock at a per share price of $0.021, valued at $25,000 to an accredited investor.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In April, 2013 we issued 8,000,000 shares at a share price of $0.033/share to our executive officers and employees and recognized stock based compensation expense of $264,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In April, 2013 we issued 6,750,000 shares at a price of $0.075/share valued at $506,250 as a partial conversion of principal and interest due under a convertible debenture.  The recipient was an accredited investor and the issuance was exempt from registration under the Section Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In April, 2013, we issued 2,250,000 shares of common stock at a per share price of $0.0305, valued at $68,675 to two accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In April, 2013, we sold 2,500,000 shares of common stock at a per share price of $0.021, valued at $50,000 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In May, 2013, we issued 224,000 shares of common stock at a per share price of $0.028, valued at $6,272 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In June, 2013, we issued 708,333 shares of common stock at a per share price of $0.0254, valued at $18,008 to two accredited investors for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In July, 2013 we issued 6,000,000 shares at a share price of $0.0236/share to our executive officers and employees and recognized stock based compensation expense of $141,600. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In July, 2013, we issued 2,000,000 shares of common stock at a per share price of $0.0236, valued at $47,200 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In August, 2013, we issued 37,000,000 shares of our common stock in full satisfaction of $1,642,739 of principal and interest due under a convertible debenture. The recipient was an accredited investor and the issuance was exempt from registration under the Section Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In September, 2013, we issued 5,000,000 shares of common stock at a per share price of $0.03, valued at $150,000 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

OVERVIEW

IceWEB is a provider of high performance unified data storage solutions.  Our storage systems make it possible to run and manage files and applications from a single device and consolidate file-based and block-based access in a single storage platform which supports Fibre Channel SAN, IP-based SAN (iSCSI), and NAS.

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

With our acquisition of Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC”) in October 2013, IceWEB now provides wireless and fiber broadband service, co-location space and related services and operate a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.  In addition, through our IceWEB Storage Corporation subsidiary we deliver on-line cloud computing application services, and manufacture and market cloud-attached and network storage.

CTC operates a wireless internet service business, providing WIMAX broadband to small and medium size businesses in the metro Kansas-City, Missouri area.  In addition CTC offers the following solutions: (i) premium data center co-location, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services.

We leverage our NAP which allows our customers to increase information and application delivery performance while significantly reducing costs. Our platform enables scalable, reliable and cost-effective co-location, interconnection and traffic exchange thus lowering overall cost and increasing flexibility.

Our customer base includes U.S. government agencies, enterprise companies, and small to medium sized businesses (“SMB”).

As described elsewhere herein, we experienced a significant drop in our sales following the death of our Chief Executive Officer in May 2012. Mr. Signorello was the founder of our company and the primary point of contact for many of our customers, vendors and partners. As a result of Mr. Signorello’s passing, many of our customers delayed making their buying decisions until there was greater certainty about our continuing prospects.  We anticipate revenues for fiscal 2014 will increase as a result of the acquisition of CTC in October, 2013 and the introduction of new products and services, including sales of our unified network storage solutions, the launch of additional cloud services offerings and other data storage products sold through our resellers and OEM partners. There are no assurances, however, that our revenues will return to historic levels.

Results of Operations

FISCAL YEAR 2013 AS COMPARED TO FISCAL YEAR 2012

The following table provides an overview of certain key factors of our results of operations for fiscal year 2013 as compared to fiscal year 2012:

	Fiscal Year ended September 30,		$	%
	2013	2012	Change	Change
Net Revenues	$977,368	$2,640,520	$(1,663,152)	(63.0)%

Cost of sales	555,228	1,780,246	(1,225,018)	(68.8)%
Operating Expenses:
Sales and marketing	841,625	1,116,340	(274,715)	(24.6)%
Depreciation	215,237	202,130	13,107	6.5%
Research and development	1,246,060	1,046,026	(200,033)	(19.1)%
General and administrative	5,283,363	2,722,048	2,561,315	94.1%
Total operating expenses	7,586,285	5,086,545	2,499,740	49.1%
Loss from operation	(7,164,145)	(4,226,271)	(2,937,874)	69.5%
Total other income (expense)	55,326	(2,258,777)	2,314,103	(102.4)%
Net loss	$(7,108,819)	$(6,485,048)	$623,771	9.6%

Other Key Indicators:

	Fiscal	Fiscal
	2013	2012
Cost of sales as a percentage of sales	56.81%	67.42%
Gross profit margin	43.19%	32.58%
Sales and marking expense as a percentage of sales	86.11%	42.28%
General and administrative expenses as a percentage of sales	540.57%	103.09%
Total operating expenses as a percentage of sales	776.20%	192.63%

Sales

The decrease in fiscal 2013 net sales from fiscal 2012 is primarily due to the impact of economic uncertainty on our customers’ budgets and IT spending capacity, as well as the uncertainty caused by the untimely passing of John Signorello, our Chief Executive Officer, in May, 2012.

Cost of Sales and Gross Profit

Our cost of sales consists primarily of products purchased to manufacture our storage products. The decrease in costs of sales as a percentage of sales and the corresponding increase in our gross profit margin for fiscal 2013 as compared to fiscal 2012 was the result of a decrease in the cost of certain components that go into our systems in fiscal 2013. We anticipate that our cost of sales as a percentage of revenue will remain in the 55% to 60% range in fiscal 2014, as we introduce new higher margin products and solutions to augment our storage business.

Total Operating Expenses

Our total operating expenses increased approximately 49% for fiscal 2013 as compared to fiscal 2012. The increase is primarily due to increased merger and acquisition activity and the related consulting expense. The changes include:

•           Sales and Marketing. Sales and marketing expense includes salaries, commission, occupancy, telephone, travel, and entertainment expenses for direct and indirect sales personnel. For the fiscal year 2013, sales and marketing decreased approximately 25% from fiscal year 2012. The decrease was due primarily to decreased sales and marketing headcount during fiscal 2013.

•           Depreciation expense. For fiscal 2013, depreciation expense increased approximately 6.5% from fiscal 2012.

•           Research and development expense. For fiscal 2013, research and development expenses increased approximately 19% from fiscal 2012. This increase is related to research and development efforts related to our storage products.

•           General and administrative expense.  For fiscal 2013, general and administrative expenses increased approximately 94% from fiscal 2012. This increase is primarily attributable to higher consulting expense related to our mergers and acquisition activity, and higher stock based compensation for our employees and consultants.  For fiscal 2013 and 2012, general and administrative expenses consisted of the following:

	Fiscal	Fiscal
	2013	2012
Occupancy	$33,144	$37,311
Consulting	1,712,926	76,730
Employee compensation	2,106,373	874,719
Professional fees	238,480	452,904
Internet/Phone	9,672	7,916
Travel/Entertainment	37,603	46,493
Investor Relations	737,323	978,332
Insurance	22,259	18,727
Other	385,583	228,915
	$5,283,363	$2,722,047

The principal changes in fiscal 2013 as compared to fiscal 2012 include:

•	For fiscal 2013, occupancy expense decreased approximately 11.2% from fiscal 2012.

•

For fiscal 2013, employee compensation and related taxes and benefits increased $1,231,654, or approximately 141% from fiscal 2012. The increase was primarily attributable to a decrease in salary expense of $120,124, offset by an increase in stock based compensation, and expense recorded in accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments”), for fiscal 2013 of $1,351,778, an increase of 677%.

•

For fiscal 2013, professional fees decreased $214,424, or approximately 47.3% from fiscal 2012. The decrease was primarily attributable to a decrease in legal fees incurred and the settlement of lawsuits against us in fiscal 2013 versus 2012.

•	For fiscal 2013, other expense increased approximately $156,668 or 68.4% from fiscal 2012. The increase is primarily due to an increase in bad debt expense of $114,918.

•

For fiscal 2013, consulting expense increased by approximately 2,132% from fiscal 2012. The increase was primarily due to non-recurring stock-based consulting fees related to merger and acquisition activity in fiscal 2013.

•	For fiscal 2013, internet and telephone expense increased approximately 22.2%. The increase was attributable to non-recurring costs incurred during the fiscal 2013.
24

•

For fiscal 2013, investor relations expense decreased $241,009, or approximately 25% from fiscal 2012. We expect that in fiscal 2014 our investor relations activity and related expense should experience a decrease from fiscal 2013.

•	For fiscal 2013, travel and entertainment expense decreased approximately 19.1%. The decrease was attributable to a decrease in general business travel-related activity.

•	For fiscal 2013, insurance expense increased approximately 18.9% from fiscal 2012. The increase was attributable to higher premiums paid for general business and directors and officer’s insurance.

LOSS FROM OPERATIONS

Our loss from operations increased approximately $2,937,874, or 69% in fiscal year 2013 as compared to fiscal year 2012.

TOTAL OTHER INCOME (EXPENSES)

Interest Expense.  For fiscal 2013, interest expense decreased approximately 84.5%. The decrease in interest expense is primarily attributable to the lower amortization of loan fees, debt discount, and derivative discount in fiscal 2013, versus fiscal 2012.

Loss on extinguishment of debt.  For fiscal 2013 we had a loss on extinguishment of debt related to the payoff of our outstanding convertible debenture payable to Sand Hill Finance, LLC of $481,588.

Gain on change in derivative liability.  For fiscal 2013 we had a gain on the change in derivative liability of $987,075, which represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding variably-priced warrants.

NET LOSS

 Our net loss was $7,108,819 for fiscal 2013 compared to $6,485,048 for fiscal 2012, an increase of $623,771 or approximately 10%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. At September 30, 2013, we had a working capital deficit of $693,307 compared to a working capital deficit of $2,904,559 at September 30, 2012, an improvement of $2,211,252.  The decrease in the deficit is primarily attributable to the decrease in the note payable to Sand Hill Finance of $2,059,582, the decrease in derivative liability of $987,075, a non-cash liability, a decrease in accounts payable and accrued liabilities of $174,834, offset by an increase in our related-party notes payable of $186,000.  Also contributing was the decrease in accounts receivable of $505,152, and a decrease in inventory of $119,063.

Net cash used in operating activities was $2,700,609 for fiscal 2013 as compared to net cash used in operating activities of $4,067,538 for fiscal 2012, a decrease of $1,366,929.  For fiscal 2013, our cash used in operations of $2,700,609 consisted of a net loss of $7,108,819 offset by non-cash items totaling $4,201,005 including items such as depreciation of $215,237, stock based compensation of $969,600, the amortization of deferred compensation of $762,677, the loss on extinguishment of debt OF $481,588, and the issuance of common stock for services of $2,532,773, offset by the change in fair value of derivative liability of $987,075, and other non-cash items of $226,205.  Additionally, during fiscal 2013 we had a decrease in operating liabilities offset by a decrease in operating assets which incremented our net loss. This change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $505,152, and a decrease in inventory of $119,063, offset by an increase in prepaid expenses of $17,223, a decrease in accounts payable and accrued liabilities of $174,835, a decrease in other assets of $175,551,  and a decrease in deferred revenue of $21,901.

For fiscal 2012, our cash used in operations of $4,067,538 consisted of a net loss of $6,485,048 offset by non-cash items totaling $3,386,088 including items such as depreciation and amortization of $202,130, stock based compensation of $310,250, the amortization of deferred compensation of $62,228, shares issued for services of $533,628, interest on the amortization of debt discount of $2,315,337, the change in fair value of derivative liability of $645,501, and other non-cash items of $608,016.  Additionally, during fiscal 2012 we had a decrease in operating liabilities and an increase in operating assets which incremented our net loss. This change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $618,740, and a decrease in prepaid expenses of $10,545, offset by an increase in net inventory of $226,250, a decrease in accounts payable and accrued liabilities of $1,362,562 and an increase in deferred revenue of $19,993.

Net cash used in investing activities for fiscal 2013 was $23,319 as compared to net cash used in investing activities of $482,082 for fiscal 2012. During fiscal 2013 we used cash of $23,319 for property and equipment purchases.  During fiscal 2012 we used cash of $449,082 for property and equipment purchases, and $33,000 for the purchase of VOIS common stock.

Net cash provided by financing activities for fiscal 2013 was $2,463,986 as compared to $4,815,094 for fiscal 2012, a decrease of $2,351,109.  In fiscal 2013, we received proceeds from the sale of convertible notes of $168,000, proceeds from notes payable from a related party of $186,000, proceeds from the conversion of warrants of $53,480, proceeds from the exercise of common stock options of $1,726,360, the proceeds from the sale of common stock of $245,000, and proceeds from note payable of $297,940, offset by payments on notes payable of $212,794.

In fiscal 2012, we received proceeds from the sale of convertible notes of $1,750,000, proceeds from subscriptions receivable of $1,171,520, proceeds from the conversion of warrants of $275,001, proceeds from the exercise of common stock options of $255,717, the proceeds from the sale of common stock of $2,249,860, and proceeds from note payable of $395,233, offset by payments on notes of $406,225, and the payment of deferred financing costs of $876,012.

At September 30, 2013 we had an accumulated deficit of $47,921,946 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2013 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. In spite of our sales, there is no assurance that we will be able to maintain or increase our sales in fiscal 2013 or that we will report net income in any future periods.

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

Between November 9, 2012 and July 11, 2013, IWEB Growth Fund lent us an aggregate of $186,000 under the terms of 9 separate Confession of Judgment Promissory Notes. These notes, which are identical in their terms other than the dates and principal amounts, are for a one year term and bear interest at 12% per annum payable at maturity. Embodied in each of the notes is a confession of judgment which means that should we default upon the payment of the note, we have agreed to permit IWEB Growth Fund to enter a judgment against us in the appropriate court in Virginia before filing suit against us for collection of the amounts. Pursuant to the terms of the Loan Agreement, we paid IWEB Growth Fund’s expenses of $1,500 for the preparation of the Loan Agreement and related documents. We are using the net proceeds from these initial loans for general working capital.

Historically, our sales have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At September 30, 2013 we had cash on hand of $9,652.  In addition to the cash necessary to fund our operating losses, research and development, marketing and general growth, we will need cash to satisfy certain obligations.

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

Off Balance Sheet Arrangements.

None.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires that an entity net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The Company will adopt this guidance effective at the beginning of its 2015 fiscal year. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In February 2013, the FASB issued authoritative guidance that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The guidance, which becomes effective for the Company on a prospective basis at the beginning of its 2014 fiscal year, requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of operations. The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In December 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income in financial statements. This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under both alternatives, companies are required to present each component of net income and comprehensive income. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a retrospective basis. The adoption of this guidance will not change the previously reported amounts of comprehensive income. The Company has presented other comprehensive income on the face of the condensed consolidated statements of operations for all periods presented. The adoption of this updated authoritative guidance had no effect on our financial condition, results of operations or cash flow.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IceWEB, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IceWEB, Inc.

We have audited the accompanying consolidated balance sheets of IceWEB, Inc. and Subsidiaries as of September 30, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IceWEB, Inc. and Subsidiaries, as of September 30, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses and net cash used in operating activities of $7,108,819 and $2,700,609, respectively, for the year ended September 30, 2013.  The Company also had an accumulated deficit of $47,921,946 at September 30, 2013.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida

January 13, 2014

IceWEB, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2013	September 30, 2012
ASSETS:
CURRENT ASSETS:
Cash	$9,652	$269,594
Other receivable	28	-
Accounts receivable	58,140	563,320
Inventory	163,168	282,231
Marketable securities, current	820	72,000
Other current assets	175,551	6,875
Prepaid expenses	36,925	19,702
	444,284	1,213,722

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $1,422,488 and $1,207,252, respectively	307,868	499,785
Deposits	13,320	13,320
Marketable Securities, net	-	237,600
Deferred financing costs, net	-	114,395
Other assets	1,545	1,545
Total Assets	$767,017	$2,080,367

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$649,294	$824,128
Notes payable	-	2,059,582
Note payable, related parties	186,000	-
Deferred revenue	2,996	24,896
Convertible notes payable, net of discount	181,878	105,176
Derivative liability	117,424	1,104,499
Total Current Liabilities	1,137,592	4,118,281

Stockholders' Deficit
Series B convertible preferred stock ($0.001 par value; 10,000,000 shares authorized; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 410,424,772 shares issued and 410,262,272 shares outstanding, respectively and 216,443,809 shares issued and 216,281,309 shares outstanding, respectively)	410,262	215,945
Additional paid in capital	47,233,663	38,343,043
Accumulated deficit	(47,921,946)	(40,813,128)
Accumulated other comprehensive income (loss)	(80,180)	228,600
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)

Total stockholders' deficit	(370,575)	(2,037,914)

Total Liabilities and Stockholders’ Deficit	$767,017	$2,080,367

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	September 30,
	2013	2012

Sales	$977,368	$2,640,520

Cost of sales	555,228	1,780,246

Gross profit	422,140	860,274

Operating expenses:
Sales and marketing expense	841,625	1,116,340
Depreciation and amortization expense	215,237	202,130
Research and development	1,246,060	1,046,026
General and administrative	5,283,363	2,722,049
Total operating expenses	7,586,285	5,086,545

Loss From Operations	(7,164,145)	(4,226,271)

Other income (expenses):
Gain on change in derivative liability	987,075	645,501
Loss on extinguishment of debt	(481,588)	-
Interest income	-	22
Interest expense	(450,161)	(2,904,300)

Total other income (expenses):	55,326	(2,258,777)

Net loss	$(7,108,819)	$(6,485,048)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding - basic and diluted	290,864,883	173,207,111

See accompanying notes to consolidated financial statements

ICEWEB, Inc.

Statement of Consolidated Comprehensive Loss

	For the Years Ended
	September 30,
	2013	2012

Net loss	($7,108,819)	($6,485,048)

Other comprehensive loss, net of tax:

Unrealized gain (loss) on securities	(308,780)	161,400

Other comprehensive income (loss)	(308,780)	161,400

Comprehensive income (loss)	($7,417,599)	($6,323,648)

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

Consolidated Statements Of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

For the years ended September 30, 2013 and 2012

							Accumulated
	Series B				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Total

Balance at September 30, 2011	626,667	$626	157,959,066	$157,960	$32,866,315	$(34,328,080)	$67,200	(162,500)	$(13,000)	$(1,248,979)

Net loss for the year						(6,485,048)				(6,485,048)
Unrealized gain on marketable securities							161,400			161,400
Comprehensive loss						(6,485,048)	161,400			(6,323,648)

Amortization of deferred compensation					62,228					62,228

Issuance of common stock for cash			22,171,111	22,171	2,227,689					2,249,860

Common stock issued for services			5,137,105	5,137	528,491					533,628

Common stock issued to employees			3,634,871	3,635	306,615					310,250

Common stock issued for exercise of options			1,532,326	1,532	254,184					255,716

Exercise of common stock warrants			3,169,628	3,170	271,831					275,001

Common stock issued as payment on convertible notes			22,339,702	22,340	1,825,691					1,848,031

Balance at September 30, 2012	626,667	$626	215,943,809	$215,945	$38,343,044	$(40,813,128)	$228,600	(162,500)	$(13,000)	$(2,037,914)

Net loss for the year						(7,108,819)				(7,108,819)
Unrealized loss on marketable securities							(308,780)			(308,780)
Comprehensive loss						(7,108,819)	(308,780)			(7,417,599)

Amortization of deferred compensation					762,677					762,677

Loss on extinguishment of debt					481,588					481,588

Issuance of common stock for cash			10,375,676	10,376	234,624					245,000

Common stock issued for services			13,329,657	13,330	473,155					486,485

Common stock issued to employees			30,297,630	30,296	939,304					969,600

Common stock issued for exercise of options			91,224,000	91,224	3,681,425					3,772,649

Exercise of common stock warrants			1,910,000	1,910	51,570					53,480

Common stock issued as payment on convertible notes			47,181,300	47,181	2,266,277					2,313,458

Balance at September 30, 2013	626,667	$626	410,262,072	$410,262	$47,233,664	$(47,921,947)	$(80,180)	(162,500)	$(13,000)	$(370,575)

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2013	2012

Net loss	$(7,108,819)	$(6,485,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	215,237	202,130
Share-based compensation	969,600	310,250
Amortization of deferred compensation	762,677	62,228
Loss on extinguishment of debt	481,588	-
Change in fair value of derivative liability	(987,075)	(645,501)
Common stock and options issued for services rendered	2,532,773	533,628
Write off of subscription receivable	-	83,000
Interest on amortization of debt discount	73,172	2,315,337
Amortization of deferred finance costs	153,033	525,016
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	505,152	618,740
Prepaid expense	(17,223)	10,545
Other	(175,551)	(1,545)
Inventory	119,063	(226,250)
Increase (decrease) in:
Accounts payable and accrued liabilities	(174,835)	(1,362,562)
Deferred loan fees	(27,500)	(27,500)
Deferred revenue	(21,901)	19,993

NET CASH USED IN OPERATING ACTIVITIES	(2,700,609)	(4,067,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,319)	(449,082)
Investment in marketable securities	-	(33,000)

NET CASH USED IN INVESTING ACTIVITIES	(23,319)	(482,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	297,940	395,233
Payments on notes payable	(212,794)	(406,225)
Proceeds from subscription receivable	-	1,171,520
Proceeds from conversion of warrants	53,480	275,001
Proceeds from convertible note payable	168,000	1,750,000
Payment of deferred finance costs	-	(876,012)
Proceeds from notes payable, related party	186,000	-
Proceeds from sale of common stock	245,000	2,249,860
Proceeds from exercise of common stock options	1,726,360	255,717

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,463,986	4,815,094

NET INCREASE (DECREASE) IN CASH	(259,942)	265,474

CASH - beginning of year	269,594	4,120

CASH - end of year	$9,652	$269,594

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$15,075	$395,233
Income taxes	$-	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$2,313,458	$1,848,031

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 1 - ORGANIZATION

IceWEB, Inc. (the “Company”) began trading publicly in April 2002. Utilizing resources gained through acquisitions, we have developed our IceWEB data storage products. During fiscal 2013 and 2012 we had one wholly owned operating subsidiary, IceWEB Storage Corporation (formerly known as Inline Corporation).

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

With our acquisition of Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC”) in October 2013, IceWEB provides wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.  In addition, through our IceWEB Storage Corporation subsidiary we deliver on-line cloud computing application services, and manufacture and market cloud-attached and network storage.

CTC operates a wireless internet service business, providing WIMAX broadband to small and medium size businesses in the metro Kansas-City, Missouri area.  In addition CTC offers the following solutions: (i) premium data center co-location, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services.

We leverage our NAP which allows our customers to increase information and application delivery performance while significantly reducing costs. Our platform enables scalable, reliable and cost-effective co-location, interconnection and traffic exchange thus lowering overall cost and increasing flexibility.

Our customer base includes U.S. government agencies, enterprise companies, and small to medium sized businesses (“SMB”).

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

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to 2013 amounts. The reclassifications had no impact on previously reported results of operations or shareholders’ deficit.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net losses and net cash used in operating activities of $7,108,819 and $2,700,609, respectively, for the year ended September 30, 2013.  The Company also had an accumulated deficit of $47,921,946 at September 30, 2013.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2013 and 2012 include the valuation of stock-based compensation, the allowance for inventory obsolescence and the useful life of property and equipment and intangible assets, derivative liabilities, and litigation reserves.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $0 and $409,000 as of September 30, 2013 and 2012, respectively. Management performs ongoing evaluations of its accounts receivable. Management believes that all remaining receivables are fully collectable.  Bad debt expense amounted to $114,918 and $0 for years ended September 30, 2013 and 2012, respectively.

Other Receivables

We have a purchase order arrangement with a key vendor that provides us the flexibility to make purchases of inventory components on credit with our customer remitting payment to the vendor.  This arrangement provides us with the cash needed to finance certain of our on-going costs and expenses, and provides that we collect on our receivables once the vendor has been paid.  This vendor had collected $28 on our behalf that had not been remitted to us as of September 30, 2013.

Derivative Liability

The Company issued warrants to purchase the Company’s common stock in connection with the issuance of convertible debt, which contain certain ratchet provisions that reduce the exercise price of the warrants or the conversion price in certain circumstances.  In accordance with ASC 815 the Company determined that the warrants and/or the conversion features with provisions that reduce the exercise price of the warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of September 30, 2013 are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 11).

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation expense is recorded by using the straight-line method over the estimated useful lives of the related assets.

Product Warranties

The Company’s products typically carry a warranty for periods of up to three years.  We have not had any significant warranty claims on our products.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

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

Advertising

Advertising costs are expensed as incurred and amounted to $20,813 in fiscal 2013 and $93,975 in fiscal 2012.

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

Deferred Financing Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements on a straight-line basis, which approximates the effective interest method. Unamortized amounts are included in the related debt payable, net, in the accompanying consolidated balance sheets.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible notes and preferred stock (using the if-converted method).  Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At September 30, 2013, there were options and warrants to purchase 106,238,245 shares of common stock, and 626,667 shares issuable upon conversion of Series B preferred stock outstanding which could potentially dilute future earnings per share.

Stock-Based Compensation

As more fully described in Note 13, we have two stock option plans that provide for non-qualified options to be issued to directors, officers, employees and consultants (the 2012 Equity Compensation Plan and the 2013 Equity Plan (the “Plans”).

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, property and equipment consisted of the following:

	Estimated Life	2013	2012
Office equipment	5 years	$644,020	$644,020
Computer software	3 years	52,841	29,523
Furniture and fixtures	5 years	-	-
Leasehold improvements	5 years	1,033,495	1,033,495
		1,730,356	1,707,038

Less: accumulated depreciation		(1,422,488)	(1,207,253)

		$307,868	$499,785

Depreciation expense for the years ended September 30, 2013 and 2012 was $215,237 and $202,130 respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets totaled $175,551 at September 30, 2013, and consisted of advances made to Computers & Tele-com, Inc.  This amount was reimbursable to IceWEB in the event that the acquisition of Computers & Telecom, Inc. did not occur.  IceWEB, Inc. successfully completed the acquisition of Computers & Telecom, Inc. in October, 2013.  See footnote 20.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

Between November 9, 2012 and July 11, 2013, IWEB Growth Fund lent us an aggregate of $186,000 under the terms of 9 separate Confession of Judgment Promissory Notes. These notes, which are identical in their terms other than the dates and principal amounts, are for a one year term and bear interest at 12% per annum payable at maturity. Embodied in each of the notes is a confession of judgment which means that should we default upon the payment of the note, we have agreed to permit IWEB Growth Fund to enter a judgment against us in the appropriate court in Virginia before filing suit against us for collection of the amounts. Pursuant to the terms of the Loan Agreement, we paid IWEB Growth Fund’s expenses of $1,500 for the preparation of the Loan Agreement and related documents. We are using the net proceeds from these initial loans for general working capital.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

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

The Financing Agreement had a term of one year, subject to mutual extension by both parties. As a result, the balance due to Sand Hill Finance, LLC was classified as a current liability on the accompanying consolidated balance sheet.

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

Years ended September 30, 2013 and 2012

NOTE 6 - NOTES PAYABLE (continued)

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

On April 12, 2013 the Company entered into an agreement with Sand Hill Finance, LLC to amend the existing Financing Agreement by issuing a convertible debenture to replace IceWEB’s existing note payable, in the amount of $2,139,235. The debenture was convertible into common stock at a fixed price of $0.075 per share, bore interest at 12% annually, and had a two year term. In addition, the terms of the note call for monthly payments of $15,000, which increases to $25,000 in the event that IceWEB raises $3,000,000 or more in an equity financing.  In April, 2013 Sand Hill Finance, LLC converted $506,250 of the debenture balance into 6,750,000  shares of IceWEB, Inc. $0.001 par value common stock.

On August 20, 2013 IceWEB, Inc. entered into an Agreement for the Cancellation of Secured Convertible Debenture with Sand Hill Finance, LLC pursuant to which SHF converted $1,642,739 of principal and accrued but unpaid interest due it under the Secured Convertible Debenture dated April 15, 2013 into 37,000,000 shares of our common stock.  The conversion price per share was $0.0444 when the market price per share was $0.0319 per share.  The Company recognized a loss on the extinguishment of debt of $481,588 as a result of this transaction.

As part of the agreement, within five days SHF was required to file UCC-3 financing statements to release its security interest in our assets which were pledged as collateral under the debenture.  The agreement also contains mutual general releases.  As a result of this transaction, at September 30, 2013, the principal amount due under the Financing Agreement amounted to $0.

NOTE 7 - INVENTORY

Inventory consisted of the following:

	September 30, 2013	September 30, 2012
Raw materials	$130,534	$175,258
Work in progress	24,476	42,335
Finished goods	8,158	64,638
	$163,168	$282,231

NOTE 8 - COMMITMENTS

We leased office space in Sterling, Virginia under a two-year operating lease that expired on March 31, 2011. We occupied the office space on a month-to-month basis until October 31, 2013, when we relocated our corporate offices to Kansas City, Missouri in conjunction with our acquisition of Computers & Telecom, Inc. and subsidiary.

Rent expense was $73,894 and $75,177 for the years ended September 30, 2013 and 2012.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 9 - INCOME TAXES

We account for income taxes under the provisions of ASC 740-10-25. ASC 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all the relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10-25 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. ASC 740-10-25 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC 740-10-25 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  At September 30, 2013 and 2012 the Company has no unrecognized tax benefits, interest, or penalties.  At September 30, 2013 tax years ending September 30, 2012, 2011, and 2010 remain subject to examination.

A summary of our deferred tax is as follows:

	2013	2012
Deferred Tax Assets:
Tax benefit of net operating loss carry forward	$7,089,500	$5,637,000
Unpaid accrued salaries	48,500	13,000
Allowance for doubtful accounts	-	154,000
Amortization of leasehold improvements	-	339,000
	7,131,000	6,143,000

Less: valuation allowance	(7,131,000)	(6,143,000)

Net deferred tax assets	$—	$—

As of September 30, 2013 we had unused net operating loss carry forwards of approximately $18,855,000 available to reduce our future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2033. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

The valuation allowance at September 30, 2013 was $7,131,000. The increase during fiscal 2013 was approximately $988,000.

The table below summarizes the differences between our effective tax rate and the statutory federal rate as follows for fiscal 2013 and 2012.  The effective tax rate is 34% Federal and 3.6% State after Federal tax benefit:

	2013	2012
Computed “expected” tax benefit	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.6)%	(3.6)%
Other permanent differences	15.0%	13.6%
Change in valuation allowance	22.6%	24.0%

Effective tax rate	0.0%	0.0%

43
IceWEB, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended September 30, 2013 and 2012

NOTE 10 – CONVERTIBLE NOTES

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

The convertible notes were fully converted in March, 2013.  The remaining unamortized discount was written off as interest expense.   The balance of this note was as follows as of September 30, 2013 and 2012:

	September 30,	September 30,
	2013	2012

Principal balance of convertible notes	$-	$164,469
Original issue discount, net	-	(5,399)
Debt discount	-	(53,895)
Convertible notes, net of discount	$-	$105,175

 On April 10, 2013 when the closing price of the Company’s stock was $0.034, the Company entered into a promissory note agreement with JMJ Financial for an amount of up to $500,000.  The note bears interest at 12% which is prepaid at the time of funding, and was issued with a 10% original issue discount.  Each note draw has a seven month term and is repayable in cash or stock with a minimum conversion price per share of the lesser of $0.075 per share or 60% of the lowest trade price in the 25 trading days previous to the conversion, but in no case shall the conversion price be less than $0.075.  As of September 30, 2013, the Company had borrowed $186,667 under this agreement.

	September 30,	September 30,
	2013	2012

Principal balance of convertible notes	$186,667	$-
Original issue discount, net	(4,789)	-
Debt discount	-	-
Convertible notes, net of discount	$181,878	$-

The effective interest rate on notes issued with original issue discount for the years ending September 30, 2013 and 2012 was 36.8% and 31.9%, respectively.  Total interest cost, including contractual rate and original issue discount was $256,376 and $2,144,900 for the years ending September 30 2013 and 2012, respectively.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at September 30, 2013 using the Black-Scholes model, which approximates a binomial or lattice model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at September 30, 2013 are all currently exercisable with a weighted-average remaining life of 3.04 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of income of $987,075 and $645,501 within the Company’s consolidated statements of operations for the year ended September 30, 2013 and 2012, respectively, under the caption “Gain on change in derivative liability”.  The fair value of the warrants at September 30, 2013 is $117,424 which is reported on the consolidated balance sheet under the caption “Derivative Liability”.  The following summarizes the changes in the value of the derivative warrant liability from the date of the Company’s issuance of derivative warrant instruments on November 23, 2011 until September 30, 2013:

	Value	No. of Warrants
Warrants Issued on November 23, 2011– Derivative warrant liability	$1,750,000	115,446,100
Decrease in fair value of derivative warrant liability	(645,501)	(2,669,628)

Balance at September 30, 2012 – Derivative warrant liability	$1,104,499	112,776,472

Decrease in fair value of derivative warrant liability	(987,075)	(23,957,751)

Balance at September 30, 2013 – Derivative warrant liability	$117,424	88,818,721

IceWEB, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended September 30, 2013 and 2012

NOTE 11 - DERIVATIVE LIABILITIES (continued)

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of September 30, 2013.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  The key inputs used in the September 30, 2013 fair value calculations were as follows:

September 30,
2013
Exercise price	$0.028
Time to expiration	3.04 – 3.75 years
Risk-free interest rate	0.62% – 0.77%
Estimated volatility	280%
Dividend	-0-
Stock price on September 30, 2013	$0.0229
Expected forfeiture rate	90%

NOTE 12 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At September 30, 2013 all of the Company’s cash balances were fully insured. The Company has not experienced any losses in such accounts.

Major Customers

Sales to 2 customers represented approximately 39% and 60% of total sales for the years ended September 30, 2013 and 2012, respectively.

	2013	2012
Customer A	26%	41%
Customer B	13%	19%
All others	61%	40%
	100%	100%

As of September 30, 2013 and 2012, respectively, approximately 93% and 91% of our accounts receivable was due from three customers.

	2013	2012
Customer A	47%	54%
Customer B	23%	26%
Customer C	22%	11%
All others	8%	9%
	100%	100%

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 13 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

A) Series B Convertible Preferred Stock

The designations, rights and preferences of the Series B Convertible Preferred Stock provide:

•

no dividends are payable on the Series B Convertible Preferred Stock. So long as these shares are outstanding, we cannot pay dividends on our common stock nor can it redeem any shares of its common stock, the shares of Series B Convertible Preferred Stock do not have any voting rights, except as may be provided under Delaware law,

•

so long as the shares are outstanding, we cannot change the designations of the Series B Convertible Preferred Stock, create a class of securities that in the instance of payment of dividends or distribution of assets upon our liquidation ranks senior to or pari passu with the Series B Convertible Preferred Stock or increase the number of authorized shares of Series B Convertible Preferred Stock.

•

each share of Series B Convertible Preferred Stock is convertible at the option of the holder into one share of our common stock based upon an initial conversion value of $0.2727 per share. The conversation ratio is subject to adjustment in the event of stock dividends, stock splits or reclassification of our common stock.  No conversion of the Series B Convertible Preferred Stock may occur if a conversion would result in the holder, and any of its affiliates beneficially owning more than 4.9% of our outstanding common shares following such conversion. This provision may be waived or amended only with the consent of the holders of all of the Series B Convertible Preferred Stock and the consent of the holders of a majority of our outstanding shares of common stock who are not affiliates, and

•	the shares of Series B Convertible Preferred Stock automatically convert into shares of our common stock in the event of change of control of the Company.

Common Stock

Fiscal 2013 Transactions

Issuances of Restricted Stock

In November, 2012 we issued 918,919 shares at a share price of $0.074/share to our executive officers and recognized stock based compensation expense of $68,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 13 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

In December, 2012, we issued 112,000 shares of common stock at a per share price of $0.074, valued at $8,228 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In December, 2012, we sold 500,000 shares of common stock at a per share price of $0.074, valued at $37,000 to an accredited investor.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2013 we issued 216,216 shares at a share price of $0.074/share to our executive officers and recognized stock based compensation expense of $16,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2013 we sold 500,000 shares of common stock at a per share price of $0.074, valued at $37,000 to an accredited investor.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2013, we issued 112,000 shares of common stock at a per share price of $0.074, valued at $8,228 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2013, we issued 175,000 shares of common stock at a per share price of $0.074, valued at $12,950 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2013 we issued 1,950,000 shares of common stock at a per share price of $0.0396, valued at $77,300 to two accredited investors for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2013, we issued 112,000 shares of common stock at a per share price of $0.039, valued at $4,368 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2013, we issued 5,000,000 shares of common stock at a per share price of $0.04, valued at $200,000 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2013 we sold 1,200,000 shares of common stock at a per share price of $0.021, valued at $25,000 to an accredited investor.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2013 we issued 362,000 shares of common stock at a per share price of $0.0309, valued at $11,196 to two accredited investors for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In April, 2013 we issued 18,000,000 shares at a share price of $0.033/share to our executive officers and employees and recognized stock based compensation expense of $594,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In April, 2013, we issued 2,250,000 shares of common stock at a per share price of $0.0305, valued at $68,675 to two accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 13 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

In April, 2013, we sold 2,500,000 shares of common stock at a per share price of $0.02, valued at $50,000 to an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In May, 2013, we issued 224,000 shares of common stock at a per share price of $0.028, valued at $6,272 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In June, 2013, we issued 708,333 shares of common stock at a per share price of $0.0254, valued at $18,008 to two accredited investors for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In June, 2013, we sold 2,500,000 shares of common stock at a per share price of $0.02, valued at $50,000 to an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In July, 2013 we issued 6,000,000 shares at a share price of $0.0236/share to our executive officers and employees and recognized stock based compensation expense of $141,600. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In July, 2013, we issued 2,000,000 shares of common stock at a per share price of $0.0236, valued at $47,200 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In July, 2013, we sold 3,500,000 shares of common stock at a per share price of $0.02, valued at $70,000 to an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In September, 2013, we issued 5,000,000 shares of common stock at a per share price of $0.03, valued at $150,000 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

All stock based transactions listed above were valued at fair market value (quoted market prices) or the contractual rate which approximates fair market value, as applicable.

Unregistered shares issued in connection with the Conversion of Notes

The Company issued 43,750,000 shares upon the conversion of notes payable at exercise prices ranging from $0.0444 to $ 0.075 per share.

Registered shares issued related to the exercise of common stock options

The Company issued 91,224,000 shares upon the exercise of stock options at various contractual exercise prices ranging from $0.001 to $ 0.075 per share.

Registered shares issued in connection with the Conversion of Notes

The Company issued 3,431,300 shares upon the conversion of notes payable at various contractual exercise prices ranging from $0.03627 to $ 0.0527 per share.

IceWEB, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended September 30, 2013 and 2012

NOTE 13 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Registered shares issued in connection with the Exercise of Warrants

The Company issued 1,910,000 shares upon the exercise of common stock warrants at the contractual exercise prices of $ 0.028 per share.

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

Common Stock Warrants

A summary of the status of our outstanding common stock warrants as of September 30, 2013 and 2012 and changes during the period ending on that date is as follows:

	Year Ended September 30, 2013		Year Ended September 30, 2012
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	118,434,173	$0.170	11,528,934	$0.17
Granted	46,195,745	0.052	110,074,867	0.0816
Exercised	(1,910,000)	0.028	(3,169,628)	0.0737
Forfeited	(59,899,643)	0.080	—	—
Balance at end of year	102,820,275	$0.028	118,434,173	$0.0853

Warrants exercisable at end of year	102,820,275	$0.046	118,434,173	0.0844
Weighted average fair value of warrants granted or re-priced during the year		$0.028
50

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 13 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

The following table summarizes information about common stock warrants outstanding at September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2013	Life	Price	2013	Price
$0.028	88,018,721	3.04 Years	$0.028	88,018,721	$0.028
$0.150	14,801,554	3.75 Years	$0.150	14,801,554	$0.150
	102,820,275		$0.046	102,820,275	$0.046

NOTE 14 - STOCK OPTION PLAN

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

As amended in fiscal 2012, the Plan permitted the grant of options and shares for up to 60,000,000 shares of our common stock.

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

Years ended September 30, 2013 and 2012

NOTE 14 - STOCK OPTION PLAN (continued)

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

The 2012 Plan, as amended permits the grant of options and shares for up to 80,000,000 shares of our common stock. The 2012 Plan terminates 10 years from the date of the 2012 Plan’s adoption by our stockholders.  The term of each 2012 Plan option and the manner in which it may be exercised is determined by the Board of Directors, provided that no 2012 Plan option may be exercisable more than three years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. The exercise price of the stock options may be paid in either cash, or delivery of unrestricted shares of common stock having a fair market value on the date of delivery equal to the exercise price, or surrender of shares of common stock subject to the stock option which has a fair market value equal to the total exercise price at the time of exercise, or a combination of the foregoing methods.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. We used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Year Ended September 30,
	2013	2012
Expected volatility	13% - 278%	36% -278%
Expected term	1-3 years	1 - 3 Years
Risk-free interest rate	0.01% - 0.34%	0.67% - 0.77%
Forfeiture Rate	0% -45%	0% -45%
Expected dividend yield	0%	0%

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 14 - STOCK OPTION PLAN (continued)

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

For the year ended September 30, 2013, total stock-based compensation charged to operations for option-based arrangements amounted to $762,677. At September 30, 2013, there was approximately $95,785 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

 A summary of the status of our outstanding stock options as of September 30, 2013 and changes during the period ending on that date is as follows:

	Year Ended September 30,			Year Ended September 30,
	2013			2012
		Weighted			Weighted
		Average	Aggregate		Average		Aggregate
		Exercise	Intrinsic		Exercise		Intrinsic
		Price	Value		Price		Value
Stock options
Balance at beginning of year	8,353,185	$0.0773		$4,104,487	$0.375	$
Granted	90,963,785	0.042	-	8,079,185	0.079		-
Exercised	(91,224,000)	$0.042	-	(1,532,325)	$0.167		-
Forfeited	(4,675,000)	$0.079		(2,298,162)	$0.554
Balance at end of year	3,417,970	$0.086	$-	8,353,185	$0.0773		$-

Options exercisable at end of year	3,045,852	$0.087	$-	1,307,333	$0.0649		$-

Weighted average fair value of options granted during the year		$0.079				$-

The following table summarizes information about employee stock options outstanding at September 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2013	Life	Price	2013	Price
$0.077	275,000	3.96 Years	$0.077	91,667	$0.077
0.0814	188,785	4.10 Years	0.0814	-	0.0814
0.847	2,454,185	3.96 Years	0.847	2,454,185	0.847
0.100	500,000	0.44 Years	0.1	500,000	0.1
	3,417,970		$0.086	3,045,852	$0.087

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 15 - INVESTMENTS

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

As of September 30, 2013, the Company’s investments in marketable equity securities are based on the September 30, 2013  stock price as reflected on the OTCBB. These marketable equity securities are summarized as follows:

SEPTEMBER 30, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$-	$(80,180)	$820

Total	$81,000	$-	$(80,180)	$820

The unrealized losses are presented in comprehensive income in the consolidated statement of operations and comprehensive income.

(b) Gains and Losses on Investments

The following table summarizes the realized net gains (losses) associated with the Company’s investments:

	Fiscal Year Ended
	September 30
	2013	2012

Net gains/(loss) on investments in publicly traded equity securities	$(308,780)	$192,360

Net gains on investments	$(308,780)	$192,360

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

Years ended September 30, 2013 and 2012

NOTE 15 - INVESTMENTS (continued)

Level 1.Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investments Measured at Fair Value on a Recurring Basis:

Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Marketable Equity Securities	$820 [1]	$—	$—

Liabilities:

Derivative liabilities	$—	$—	$117,424

September 30, 2012
Marketable Equity Securities, net of discount for effect of restriction	$—	$—	$309,600 [1]

Liabilities:

Derivative liabilities	$—	$—	$1,104,499

[1] Previously Level 3 due to Rule 144 restrictions on trading and application of 20% discount; moved to Level 1 when restrictions expired.

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

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 15 - INVESTMENTS (continued)

Under the guidance of ASC 320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In the assessment of OTTI for various securities at September 30, 2013 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.

There were no impairment charges on investments in publicly traded equity securities for the year ended September 30, 2013 or for the year ended September 30, 2012.

The Company has evaluated its publicly traded equity securities as of September 30, 2013, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 16—EMPLOYEE BENEFIT PLANS

The Company maintained a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) until December, 2012, at which time the 401(k) Plan was discontinued.  Under the 401(k) portion of the plan, participants could contribute eligible compensation up to the maximum allowed by the Internal Revenue Code.  The Company did not make any matching contributions to the 401(k) Plan during the years ending September 30, 2013 and 2012.

NOTE 17 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our other comprehensive income at September 30, 2013 consists of unrealized losses on marketable securities available for sale of $80,180.

NOTE 18 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, data storage manufacturing and cloud-based services.  For the periods ended September 30, 2013 and 2012 all material assets and revenues of the Company were in the United States.

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 19 - COMMITMENTS AND CONTINGENCIES

We are a party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on our financial position or results of operations.

NOTE 20 - SUBSEQUENT EVENTS

On October 1, 2013 (the “Closing Date”), IceWEB, Inc. (the “Company”) entered into a share exchange agreement (the “Exchange Agreement”) by and among the Company, Computers and Tele-Comm., Inc., a Missouri corporation (“CTCI”), KC NAP, LLC (“KC NAP”), the stockholders of CTCI, and Streamside Partners, LLC, a third party, pursuant to which the Company purchased all of the outstanding common stock of CTCI and the outstanding membership interests in KC NAP, in exchange for 9,568,400 shares of our $0.001 par value common stock.   Concurrently, and as part of the share exchange agreement, the Company issued shares to retire an outstanding debt owing by CTCI to Streamside Partners, LLC, which totaled $155,000, and other third party debts of CTCI totaling $267,823, in exchange for 13,485,799 shares of our $0.001 par value common stock (such transactions taken together are sometimes referred to herein as the “Share Exchange”).  As a result of the Share Exchange, we are now the holding company of CTCI and we now operate a company in the business of operating data centers and providing Information Technology (“IT”) services.

On the Closing Date, pursuant to the Exchange Agreement, the shareholders of CTCI exchanged 250,000 shares of common stock of CTCI, representing 100% of the issued and outstanding stock of CTCI, for 9,568,400 newly issued shares of $0.001 par value common stock, which represents 2.2% of the Company’s issued and outstanding common stock, immediately following the Share Exchange.  In addition, we issued 13,485,799 shares of IceWEB common stock to pay a debt owing by CTCI to Streamside Partners, LLC, and other liabilities of CTCI which together totaled $422,823, at an effective exchange rate of $0.0314/share.

On October 1, 2013, in conjunction with the acquisition, we entered into an equipment lease agreement with Agility Ventures, LLC in the principal amount of $1,417,672 which is secured by all of the assets of IceWEB, Inc.  The lease agreement has a term of 36 months and bears interest at 15% per annum.  We also issued Agility Ventures 1,000,000 shares of IceWEB, Inc. restricted common stock, and a Series T common stock warrant covering a total of 3,675,000 shares with a term of two years and a conversion price of $0.055 per share.

The purchase of Computers and Tele-Comm, Inc. and Subsidiary (“CTCI”) included the acquisition of assets of $3,110,192, and liabilities of $2,545,364. The aggregate purchase price consisted of the following:

Fair value of common stock issued to seller	$234,426
Fair value of common stock issued in exchange for debt	330,402
$564,828

 The following table summarizes the estimated fair values of CTCI’s assets acquired and liabilities assumed at the date of the acquisition:

Cash	$4,443
Accounts Receivable	68,529
Lease Deposits	188,874
Prepaid expenses	87,903
Other assets	917
Property and equipment, net	827,383
Intangible asset	1,932,143
Accounts payable and accrued expenses	(648,961)
Deferred revenue	(59,396)
Notes Payable	(1,837,007)
$564,828
57

IceWEB, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2013 and 2012

NOTE 20 - SUBSEQUENT EVENTS (continued)

We have not completed the determination as to the allocation of the intangible asset as of the date of this report.

On November 26, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $83,500 to an accredited investor. The note has a maturity date of August 29, 2014. The note is convertible into shares of its common stock at a conversion price of 60% of the lowest three (3) Trading Prices for our Common Stock during the ten trading day period ending on the latest complete trading day prior to the Conversion Date.

On December 18, 2013, the Company issued a 10% convertible promissory note to an accredited investor in the aggregate principal amount of $500,000, of which the Company has drawn down $132,000.  The holder of the note reserves the right to fund additional amounts under the loan agreement at its sole discretion, and the Company is not responsible to repay any unfunded portion of the note.  The note has a maturity date of December 18, 2014.  The note is convertible into shares of its common stock at a conversion price of 60% of the lowest trading price for any fifteen (15) consecutive trading days prior to the date on which the holder elects to convert all or part of the note.

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

As of September 30, 2013, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over the calculation of share-based expenses that adversely affected our internal controls and that may be considered to be material weaknesses.  The matters involving internal controls and procedures that our company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were ineffective controls over the calculation of share-based expenses. The aforementioned material weaknesses were identified by our company's Chief Financial Officer in connection with the audit of our financial statements as of September 30, 2013 and communicated the matters to our management.

Management believes that the material weaknesses set forth above did not have an effect on our company's financial results.

We are committed to improving our financial organization. As part of this commitment, in January, 2014 Management implemented additional review procedures to included procedures in the review of the calculation of share based expenses.

As a result of the implementation of the above procedures, Management has concluded that the material weakness described above has been remediated as of January, 2014.

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

Changes in Internal Controls Over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as our executive officers and members of our Board of directors:

Name	Age	Positions
Harold F. Compton (1)(2)	66	Chairman of the Board, Interim Chief Executive Officer
Mark B. Lucky	55	Chief Financial Officer
Nicholas Carosi, III	66	Director
Raymond H. Pirtle (2)	72	Director
Jack Bush(1)	78	Director
Harry E. Soyster	79	Director
Dr. Mark Stavish	58	Director

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

Harold F. Compton.   Mr. Compton is serving as our interim Chief Executive officer, and has been a member of our board of directors since May 2005, and from May 2012 until July 2012 he served as interim Chief Executive Officer following the death of Mr. John Signorello, the former Chairman and Chief Executive Officer. Mr. Compton has been a retailer for more than 30 years. Mr. Compton joined CompUSA Inc. in 1994 as Executive Vice President-Operations, becoming Executive Vice President and Chief Operating Officer in 1995, President of CompUSA Stores in 1996 and Chief Executive Officer of CompUSA Inc. in 2000, a position he held until his retirement in 2004. Prior to joining CompUSA, Inc., from 1993 until 1994 he served as President and COO of Central Electric Inc., Executive Vice President Operations and Human Resources, and Director of Stores for HomeBase (1989 to 1993), Senior Vice President Operations and Director of Stores for Roses Discount Department Stores (1986 to 1989), and held various management positions including Store Manager, District Manager, Regional Vice President and Zone Vice President for Zayre Corporation from 1965 to 1986. Since 1998 Mr. Compton was a member of the board of directors of Linens ‘N Things, Inc., is currently a member of the board of directors of Maidenform Brands, Inc. and is a member of its Compensation Committee and Corporate Governance and Nominating Committee of the board of directors of that company. Mr. Compton also serves as Chairman of the Board of HASCO Medical, Inc.

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

Harry E. Soyster.  General Soyster has been a member of our board of directors since March 2009. General Soyster served as Director, Defense Intelligence Agency during Desert Shield/Storm. He also served as Deputy Assistant Chief of Staff for Intelligence, Department of the Army; Commanding General, U.S. Army Intelligence and Security Command; and in the Joint Reconnaissance Center, Joint Chiefs of Staff. In Vietnam, he was a field artillery battalion operations officer, and was twice decorated for valor and wounded in action. Upon retirement, General Soyster was Vice President for International Operations with Military Professional Resources Incorporated where he helped pioneer the concept of providing retired military expertise to support emerging democracies in Eastern Europe and Africa. In 2006, he served as Special Assistant to the Secretary of the Army for World War II 60th Anniversary Commemorations. Currently, he serves as consultant to numerous corporations and participates in studies by the Center for Strategic and International Studies and the National Institute for Public Policy. In 1957, General Soyster graduated from the United States Military Academy with a Bachelor of Science degree in Engineering. He also holds a Master’s of Science degree in Chemistry from Pennsylvania State University in Chemistry and a Master’s of Science degree in Management from the University of Southern California. His military education includes completion of the Field Artillery School, Basic and Advanced Courses; the U.S. Army Command and General Staff College; and the National War College. General Soyster has an active TS/SCI (Top Secret/Sensitive Compartmented Information) clearance.

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

Section 16(a) Beneficial Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended September 30, 2013 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2013, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following Board members and officers failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended September 30, 2013, except as set forth below:

•	Mr. Compton failed to file 1 report covering 1 transaction,

•	Mr. Lucky failed to file 3 reports covering 4 transactions, and
•	Mr. Howe failed to file 3 reports covering 4 transactions,

All such Form 4s have subsequently been filed by the reporting person.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at September 30, 2013. The value attributable to any option awards is computed in accordance with accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments. The assumptions made in the valuations of the option awards are included in Note 12 of the Notes to our Financial Statements for fiscal 2013 appearing later in this report.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Robert M. Howe III (3)	2013	141,785	20,000	107,200	—	—	—	11,400	280,385
	2012	20,000	—	59,000	—	—	—	5,392	84,392

Mark B. Lucky (4)	2013	192,201	—	59,200	—	—	—	11,496	262,897
	2012	221,082	—	12,000	—	—	—	11,061	244,143

66

(3)

Mr. Howe served as our Chief Executive Officer from July 2012 until January 14, 2014.  In fiscal 2013 we granted Mr. Howe 2,810,811 shares of our restricted common stock, valued at $107,200.  In fiscal 2012 we granted Mr. Howe 1,048,193 shares of our restricted common stock, valued at $59,000. All other compensation in fiscal 2012 represents the value of health insurance premiums and housing allowance we pay for Mr. Howe.

(4)  Mr. Lucky is our Chief Financial Officer. All other compensation in fiscal 2013 and 2012 represents the value of health insurance premiums we pay for Mr. Lucky.  In fiscal 2013, we granted Mr. Lucky 2,166,162 shares of our restricted common stock, valued at $59,200.  In fiscal 2012, we granted Mr. Lucky 137,336 shares of our restricted common stock, valued at $12,000.

How Mr. Howe’s compensation is determined

Mr. Howe, who served as our CEO from July 2012 until January 14, 2014, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Howe’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Howe’s compensation.  During fiscal 2013 Mr. Howe’s compensation package included a base salary of $150,000 and Company provided health care benefits.

How Mr. Lucky’s compensation is determined

Mr. Lucky, who has served as our CFO since March 2007, is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Lucky’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Lucky’s compensation. During fiscal 2013 Mr. Lucky’s compensation package included a base salary of $200,000 and company provided health care benefits. Mr. Lucky did not receive any stock option grants during this fiscal year. The amount of compensation payable to Mr. Lucky can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. The following table provides information concerning the compensation of our directors for their services as members of our Board of Directors for the fiscal year ended September 30, 2013.

	Fees			Non-Equity	Non-Qualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)

Jack Bush	—	—	—	—	—	—	—
Hal Compton	—	—	—	—	—	—	—
Raymond Pirtle	—	—	—	—	—	—	—
Dr. Mark Stavish	—	—	—	—	—		—
Harry E. Soyster	—	—	—	—	—	—	—
Nicholas Carosi III	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2013:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	OPTION AWARDS					STOCK AWARDS
Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
						Number	Value	Awards:	Market
			Equity			Of	Of	Number	or Payout
			Incentive			Shares	Shares	Of	Value of
			Plan			Or	Or	Unearned	Unearned
			Awards:			Units	Units	Shares,	Shares,
	Number of	Number of	Number of			Of	of	Units or	Units or
	Securities	Securities	Securities			Stock	Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert M. Howe III	—	—	—	—	—	—	—	—	—
Mark Lucky	—	—	—	—	—	—	—	—	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At January 6, 2014, there were 473,460,779 shares of our common stock issued and outstanding. Our common stock is the only outstanding class of our voting securities. The following table sets forth, as of January 6, 2014, information known to us relating to the beneficial ownership of these shares by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
•	each director;
•	each executive officer; and
•	all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of PO Box 617, Sterling, Virginia  20167.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from January 6, 2014 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of January 6, 2014, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

Name ofBeneficial Owner	Amount and Nature of BeneficialOwnership	Percentageof Class
Hal Compton (1)	3,591.090	0.75%
Raymond H. Pirtle (2)	1,289,586	0.27%
Nicholas Carosi III (3)	27,996,957	5.91%
Mark B. Lucky	10,987,898	2.32%
Ed Soyster (4)	1,188,586	0.25%
Jack Bush (5)	2,504,586	0.53%
Dr. Mark Stavish (6)	777,021	0.16%
All executive officers and as a group (eight persons) (1)(2),(3),(4),(5),(6)	48,335,724	10.20%

(1)         The number of shares beneficially owned by Mr. Compton includes options to purchase 566,350 shares of our common stock at an exercise price of $0.0847 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share.

(2)         The number of shares beneficially owned by Mr. Pirtle includes options to purchase 566,350 shares of our common stock at an exercise price of $0.0847 per share.

(3)         The number of shares beneficially owned by Mr. Carosi includes options to purchase 188,785 shares of our common stock at an exercise price of $0.0847 per share, and warrants to purchase 21,674,103 shares of our common stock at an exercise price of $0.028 per share.

(4)         The number of shares beneficially owned by General Soyster includes options to purchase 566,350 shares of our common stock at an exercise price of $0.0847 per share.

(5)         The number of shares beneficially owned by Mr. Bush includes options to purchase 566,350 shares of our common stock at an exercise price of $0.0847 per share, and options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share.

(6)         The number of shares beneficially owned by Dr. Stavish includes options to purchase 188,785 shares of our common stock at an exercise price of $0.0814 per share.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2000 Management and Director Equity Incentive and Compensation Plan and our 2012 Equity Compensation Plan and any compensation plans not previously approved by our stockholders as of September 30, 2013.

Number of
securities
remaining
	Number of	Weighted	available for
	securities to be	Average	future issuance
	issued upon	Exercise	under equity
	exercise of	price of	compensation
	Outstanding	Outstanding	plans (excluding
	options,	options,	Securities
	warrants and	warrants and	reflected in
	rights (a)	rights (b)	column (a)) (c)
Plan category

Plans approved by our stockholders:
2000 Management and Director Equity Incentive and Compensation Plan	500,000	$0.10	-

Plans not approved by stockholders:
2012 Equity Incentive Plan	2,917,970	$0.0838	25,957,030

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Between November 9, 2012 and July, 2013, IWEB Growth Fund lent us an aggregate of $186,000 under the terms of nine separate Confession of Judgment Promissory Notes. These notes, which are identical in their terms other than the dates and principal amounts, are for a one year term and bear interest at 12% per annum payable at maturity. Embodied in each of the notes is a confession of judgment which means that should we default upon the payment of the note, we have agreed to permit IWEB Growth Fund to enter a judgment against us in the appropriate court in Virginia before filing suit against us for collection of the amounts. Pursuant to the terms of the Loan Agreement, we paid IWEB Growth Fund’s expenses of $1,500 for the preparation of the Loan Agreement and related documents. We are using the next proceeds from these initial loans for general working capital.

Director Independence

Messrs. Compton, Pirtle, Stavish, Soyster, Carosi, and Bush, members of our Board of Directors, are “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits and reviews for the fiscal years ended September 30, 2013 and 2012 is $53,000 and $59,000, respectively.

AUDIT-RELATED FEES

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Our audit-related and review fees for the fiscal years ended September 30, 2013 and 2012 were $0 and $0.

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal years ended September 30, 2013 and 2012 is $0 and $0, respectively.

ALL OTHER FEES

There were no other fees billed by our principal accountant for the fiscal years ended September 30, 2013 and 2012, except as provided above.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to FISCAL YEAR 2013 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS

2.1	Agreement and Plan of Reorganization and Stock Purchase Agreement with Disease S.I. Inc.(4)
2.2	Agreement and Plan of Merger with IceWEB Communications, Inc. (8)
2.3	Agreement and Plan of Merger with Seven Corporation (9)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (1)
3.5	Certificate of Amendment to Certificate of Incorporation (2)
3.6	Certificate of Amendment to Certificate of Incorporation (3)
3.7	Certificate of Amendment to Certificate of Incorporation (11)
3.8	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.9	Certificate of Amendment to Certificate of Incorporation (13)
3.10	Bylaws (1)
3.11	Certificate of Designations of Series B Convertible Preferred Stock (17)
4.1	Form of Common Stock Purchase Warrant “A” (12)
4.2	Form of Common Stock Purchase Warrant “B” (12)
4.3	Form of Common Stock Purchase Warrant “C” (12)
4.4	Form of Series H Common Stock Purchase Warrant (16)
4.5	Form of Series I Common Stock Purchase Warrant (16)
4.6	Form of $0.70 Common Stock Purchase Warrant “A” (16)
4.7	Form of Comerica Bank warrant (16)
4.8	Form of Common Stock Purchase Warrant “D” (17)
4.9	Form of Common Stock Purchase Warrant “E” (17)
4.10	Form of Common Stock Purchase Warrant “F” (17)
4.11	Form of Common Stock Purchase Warrant “G” (18)
4.12	Form of Common Stock Purchase Warrant for Sand Hill Finance LLC (18)
4.13	Secured Convertible Debenture for Sand Hill Finance LLC (25)
4.14	Warrant Amendment Agreement with Sand Hill Finance LLC (25)
4.15	Form of Series Common Stock Purchase Warrant “N” (26)
4.16	Form of Senior Convertible Note (27)

4.17	Form of Series Common Stock Purchase Warrant “O” (27)
4.18	Form of Series Common Stock Purchase Warrant “P” (27)
4.19	Form of Series Common Stock Purchase Warrant “Q” (27)
4.20	Form of Series Common Stock Purchase Warrant “R” (30)
10.1	Acquisition Agreement with North Orlando Sports Promotions, Inc. (1)
10.2	Asset Purchase Agreement with Raymond J. Hotaling (5)
10.3	2000 Management and Director Equity Incentive and Compensation Plan (6)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.5	Stock Purchase and Exchange Agreement with Interlan Communications (9)
10.6	Preferred Stock Purchase Agreement dated March 30, 2005 (12)
10.7	Registration Rights Agreement with Barron Partners LP (12)
10.8	Asset and Stock Purchase Agreement for iPlicity, Inc.(16)
10.9	Asset and Stock Purchase Agreement for DevElements, Inc. of Virginia (15)
10.10	Form of Loan and Security Agreement with Comerica Bank (16)
10.11	Forbearance Agreement (16)
10.12	Sublease Agreement for principal executive offices (16)
10.13	Preferred Stock Purchase Agreement dated September 8, 2005 (18)
10.14	Registration Rights Agreement with Barron Partners LP (18)
10.15	Financing Agreement with Sand Hill Finance LLC (18)
10.16	Lease Agreement for principal executive offices (19)

10.17	Retailer Marketing Agreement with CompUSA (20)
10.18	Stock Purchase Agreement with Inline Corporation (21)
10.19	First Amendment to Stock Purchase Agreement with Inline Corporation (21)
10.20	Convertible Debenture with Sand Hill Finance LLC (22)
10.21	Stock Purchase Agreement for Sale of IceWEB Virginia, Inc. (23)
10.22	Series C Preferred Stock Purchase Agreement (24)
10.23	Form of Securities Purchase Agreement for senior note offering (27)
10.24	Form of subsidiary guarantee (27)
10.25	Form of Registration Rights Agreement for senior note offering (27)
10.26	Letter agreement dated August 16, 2011 by and between IceWEB, Inc. and Rodman & Renshaw LLC, as amended (27)
10.27	Form of Subscription Agreement (30)
10.28	Form of Registration Rights Agreement (30)
10.29	IceWEB, Inc. 2012 Equity Compensation Plan (28)
10.30	Ninth Amendment to Financing Agreement and Waiver with Sand Hill Finance, LLC (29)
10.31	Loan Agreement dated November 2, 2012 by and between IceWEB, Inc. and IWEB Growth Fund, LLC (31)
10.32	Form of Confession of Judgment Promissory Note (32)
10.33	Amendment to Series “O” Warrant
10.34	Form of Secured Convertible Debenture with Sand Hill Finance, LLC
10.35	Agreement of Cancellation of Secured Convertible Debenture with Sand Hill Finance, LLC
10.36	Share Exchange Agreement between IceWEB, Inc. Computers & Tele-Com, Inc., KC NAP, LLC, the Stockholders of Computers & Tele-Com, Inc., and Streamside Partners, LLC
10.37	Escrow Agreement between parties of Computers & Tele-Com, Inc. and Law Offices of Donovan Dodrill, LLC
10.38	Master Lease Agreement with Agility Lease Fund III, LLC and IceWEB, Inc.
10.39	Equipment Lease Schedule with Agility Lease Fund III, LLC
10.40	Security Agreement between IceWEB, Inc. and Agility Lease Fund III, LLC
10.41	Form of Series T Warrant
14.1	Code of Business Conduct and Ethics (16)
21.1	Subsidiaries of the registrant (16)
23.1	Consent of D’Arelli Pruzansky, P.A. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

*	filed herewith

(1)	Incorporated by reference to the Form 10-SB, file number 000-27865, filed with on October 28, 1999, as amended.
(2)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 18, 2001.
(3)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 26, 2001.
(4)	Incorporated by reference to the Report on Form 8-K as filed on June 6, 2001.
(5)	Incorporated by reference to the Report on Form 8-K as filed on July 26, 2001.
(6)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on July 23, 2001.
(7)	Incorporated by reference to the Report on Form 8-K as filed on December 4, 2001.
(8)	Incorporated by reference to the Report on Form 8-K as filed on April 4, 2002.

(9)	Incorporated by reference to the Report on Form 8-K as filed on August 1, 2003.
(10)	Incorporated by reference to the Report on Form 8-K/A as filed on February 20, 2004.
(11)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on August 20, 2004.
(12)	Incorporated by reference to the Report on Form 8-K as filed on April 5, 2005.
(13)	Incorporated by reference to the definitive Information Statement on Schedule14C as filed on April 4, 2005.
(14)	Incorporated by reference to Amendment No. 1 to the Report on Form 8-K/A as filed on February 20, 2004.
(15)	Incorporated by reference to the Report on Form 8-K as filed on July 23, 2004.
(16)	Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-126898, as amended.
(17)	Incorporated by reference to our Annual Report on Form 10-KSB as filed on January 18, 2006.
(18)	Incorporated by reference to the Report on Form 8-K as filed on January 30, 2006.
(19)	Incorporated by reference to the registration statement on Form SB-2/A, SEC file number 333-126898 filed on January 30. 2006.
(20)	Incorporated by reference to the Report on Form 8-K as filed on June 22, 2006.
(21)	Incorporated by reference to the Report on Form 8-K as filed on January 3, 2009.
(22)	Incorporated by reference to the Report on Form 8-K as filed on December 1, 2009.
(23)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2010.
(24)	Incorporated by reference to the Report on Form 8-K as filed on July 31, 2010.
(25)	Incorporated by reference to the registration statement on Form S-1, SEC file number 333-167501, as amended.
(26)	Incorporated by reference to the Report on Form 8-K as filed on November 16, 2011.
(27)	Incorporated by reference to the Report on Form 8-K as filed on November 23, 2011.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on August 28, 2012.
(29)	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2012.
(30)	Filed as an exhibit to the registration statement on Form S-1, SEC File No. 333-183463.
(31)	Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2012.
(32)	Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICEWEB, INC.

January 14, 2014	By:	/s/ Hal Compton
Hal Compton, Chief Executive Officer, principal executive officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hal Compton	Chief Executive Officer, principal executive officer, and Chairman	January 14, 2014
Hal Compton

/s/ Mark B. Lucky	Chief Financial Officer, principal financial	January 14, 2014
Mark B. Lucky	and accounting officer

/s/ Raymond H. Pirtle, Jr.	Director	January 14, 2014
Raymond H. Pirtle, Jr.

/s/ Nicholas Carosi III	Director	January 14, 2014
Nicholas Carosi III

/s/ Jack Bush	Director	January 14, 2014
Jack Bush

/s/ Harry E. Soyster	Director	January 14, 2014
Harry E. Soyster

/s/ Dr. Mark Stavish	Director	January 14, 2014
Dr. Mark Stavish

