Form 10-K/A
period 2013-09-30
ICEWEB INC
filed 2014-01-28
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

This Amendment No.1 on Form 10-K/A (this “Amendment” or this “Form 10-K/A”) amends the Annual Report on Form 10-K of IceWEB, Inc. (the “Company”) for the year ended September 30, 2013, as filed with the Securities and Exchange Commission on January 14, 2014 (the “Original Form 10-K”) in response to oral comments from the Securities and Exchange Commission.  This amendment is being filed to correct and conform the opinion of our independent auditors on their report, and to clarify, amend and restate Item 9A relating to our disclosure of the evaluation of our controls and procedures.

This Form 10-K/A also includes a consent of our independent registered public accounting firm appears as Exhibit 23.1 and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IceWEB, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IceWEB, Inc.

We have audited the accompanying consolidated balance sheets of IceWEB, Inc. and Subsidiaries as of September 30, 2013 and 2012 and the related consolidated statements of operations , comprehensive loss , changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exist , an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

NOTE 7 - INVENTORY

Inventory consisted of the following:

	September 30,	September 30,
	2013	2012
Raw materials	$130,534	$175,258
Work in progress	24,476	42,335
Finished goods	8,158	64,638
	$163,168	$282,231

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

As of September 30, 2013, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective for the period ended September 30, 2013.  This was due to deficiencies that existed in the design or operation of our internal control over the calculation of share-based expenses that adversely affected our internal controls and that may be considered to be material weaknesses.  The matters involving internal controls and procedures that our company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were ineffective controls over the calculation of share-based expenses. The aforementioned material weaknesses were identified by our company's Chief Financial Officer in connection with the audit of our financial statements as of September 30, 2013 and communicated the matters to our management.

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

ICEWEB, INC.

January 28 , 2014	By:	/s/ Hal Compton
Hal Compton, Chief Executive Officer, principal executive officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hal Compton	Chief Executive Officer, principal executive officer, and Chairman	January 28 , 2014
Hal Compton

/s/ Mark B. Lucky	Chief Financial Officer, principal financial	January 28 , 2014
Mark B. Lucky	and accounting officer

/s/ Raymond H. Pirtle, Jr.	Director	January 28 , 2014
Raymond H. Pirtle, Jr.

/s/ Nicholas Carosi III	Director	January 28 , 2014
Nicholas Carosi III

/s/ Jack Bush	Director	January 28 , 2014
Jack Bush

/s/ Harry E. Soyster	Director	January 28 , 2014
Harry E. Soyster

/s/ Dr. Mark Stavish	Director	January 28 , 2014
Dr. Mark Stavish

