Form 10-K/A
period 2013-09-30
ICEWEB INC
filed 2014-01-30
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2 )

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

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2 ” ) amends and supersedes Part II, Item 9A. Disclosure Controls and Procedures which appeared in the Annual Report on Form 10-K of IceWEB, Inc. (the “Company”) for the year ended September 30, 2013, as filed with the Securities and Exchange Commission on January 14, 2014 (the “Original Form 10-K”) , as previously amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on January 28, 2014 (with the Original Form 10-K, collectively, the “Form 10-K”) in response to oral comments from the Securities and Exchange Commission.  This A mendment No. 2 is being filed to further clarify, amend and restate Item 9A relating to our disclosure of the evaluation of our controls and procedures.

This amendment No. 2 also includes  currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 as set forth in Part IV, Item 15 .

Except as described above, no other information in the Form 10-K has been updated and this Amendment No. 2 continues to speak as of the date of the Original Filing. This Amendment No. 2 is part of the Form 10-K and should be read in conjunction with the Form 10-K.    Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

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

As of September 30, 2013, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2013.  This was due to deficiencies that existed in the design or operation of our internal control over the calculation of share-based expenses that adversely affected our internal controls and that may be considered to be material weaknesses.  The matters involving internal controls and procedures that our company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were ineffective controls over the calculation of share-based expenses. The aforementioned material weaknesses were identified by our company's Chief Financial Officer in connection with the audit of our financial statements as of September 30, 2013 and communicated the matters to our management.

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

PART IV

ITEM 15. EXHIBITS

2.1	Agreement and Plan of Reorganization and Stock Purchase Agreement with Disease S.I. Inc.(4)
2.2	Agreement and Plan of Merger with IceWEB Communications, Inc. (8)
2.3	Agreement and Plan of Merger with Seven Corporation (9)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (1)
3.5	Certificate of Amendment to Certificate of Incorporation (2)
3.6	Certificate of Amendment to Certificate of Incorporation (3)
3.7	Certificate of Amendment to Certificate of Incorporation (11)
3.8	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.9	Certificate of Amendment to Certificate of Incorporation (13)
3.10	Bylaws (1)
3.11	Certificate of Designations of Series B Convertible Preferred Stock (17)
4.1	Form of Common Stock Purchase Warrant “A” (12)
4.2	Form of Common Stock Purchase Warrant “B” (12)
4.3	Form of Common Stock Purchase Warrant “C” (12)
4.4	Form of Series H Common Stock Purchase Warrant (16)
4.5	Form of Series I Common Stock Purchase Warrant (16)
4.6	Form of $0.70 Common Stock Purchase Warrant “A” (16)
4.7	Form of Comerica Bank warrant (16)
4.8	Form of Common Stock Purchase Warrant “D” (17)
4.9	Form of Common Stock Purchase Warrant “E” (17)
4.10	Form of Common Stock Purchase Warrant “F” (17)
4.11	Form of Common Stock Purchase Warrant “G” (18)
4.12	Form of Common Stock Purchase Warrant for Sand Hill Finance LLC (18)
4.13	Secured Convertible Debenture for Sand Hill Finance LLC (25)
4.14	Warrant Amendment Agreement with Sand Hill Finance LLC (25)
4.15	Form of Series Common Stock Purchase Warrant “N” (26)
4.16	Form of Senior Convertible Note (27)
4.17	Form of Series Common Stock Purchase Warrant “O” (27)
4.18	Form of Series Common Stock Purchase Warrant “P” (27)
4.19	Form of Series Common Stock Purchase Warrant “Q” (27)
4.20	Form of Series Common Stock Purchase Warrant “R” (30)
10.1	Acquisition Agreement with North Orlando Sports Promotions, Inc. (1)
10.2	Asset Purchase Agreement with Raymond J. Hotaling (5)
10.3	2000 Management and Director Equity Incentive and Compensation Plan (6)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.5	Stock Purchase and Exchange Agreement with Interlan Communications (9)
10.6	Preferred Stock Purchase Agreement dated March 30, 2005 (12)
10.7	Registration Rights Agreement with Barron Partners LP (12)
10.8	Asset and Stock Purchase Agreement for iPlicity, Inc.(16)
10.9	Asset and Stock Purchase Agreement for DevElements, Inc. of Virginia (15)
10.10	Form of Loan and Security Agreement with Comerica Bank (16)
10.11	Forbearance Agreement (16)
10.12	Sublease Agreement for principal executive offices (16)
10.13	Preferred Stock Purchase Agreement dated September 8, 2005 (18)
10.14	Registration Rights Agreement with Barron Partners LP (18)
10.15	Financing Agreement with Sand Hill Finance LLC (18)
10.16	Lease Agreement for principal executive offices (19)
10.17	Retailer Marketing Agreement with CompUSA (20)
10.18	Stock Purchase Agreement with Inline Corporation (21)
10.19	First Amendment to Stock Purchase Agreement with Inline Corporation (21)
10.20	Convertible Debenture with Sand Hill Finance LLC (22)
10.21	Stock Purchase Agreement for Sale of IceWEB Virginia, Inc. (23)
10.22	Series C Preferred Stock Purchase Agreement (24)
10.23	Form of Securities Purchase Agreement for senior note offering (27)
10.24	Form of subsidiary guarantee (27)
10.25	Form of Registration Rights Agreement for senior note offering (27)
10.26	Letter agreement dated August 16, 2011 by and between IceWEB, Inc. and Rodman & Renshaw LLC, as amended (27)
10.27	Form of Subscription Agreement (30)
10.28	Form of Registration Rights Agreement (30)
10.29	IceWEB, Inc. 2012 Equity Compensation Plan (28)
10.30	Ninth Amendment to Financing Agreement and Waiver with Sand Hill Finance, LLC (29)
10.31	Loan Agreement dated November 2, 2012 by and between IceWEB, Inc. and IWEB Growth Fund, LLC (31)
10.32	Form of Confession of Judgment Promissory Note (32)
10.33	Amendment to Series “O” Warrant
10.34	Form of Secured Convertible Debenture with Sand Hill Finance, LLC
10.35	Agreement of Cancellation of Secured Convertible Debenture with Sand Hill Finance, LLC
10.36	Share Exchange Agreement between IceWEB, Inc. Computers & Tele-Com, Inc., KC NAP, LLC, the Stockholders of Computers & Tele-Com, Inc., and Streamside Partners, LLC
10.37	Escrow Agreement between parties of Computers & Tele-Com, Inc. and Law Offices of Donovan Dodrill, LLC
10.38	Master Lease Agreement with Agility Lease Fund III, LLC and IceWEB, Inc.
10.39	Equipment Lease Schedule with Agility Lease Fund III, LLC
10.40	Security Agreement between IceWEB, Inc. and Agility Lease Fund III, LLC
10.41	Form of Series T Warrant
14.1	Code of Business Conduct and Ethics (16)
21.1	Subsidiaries of the registrant (16)
23.1	Consent of D’Arelli Pruzansky, P.A. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer **
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer **
32.1	Section 906 Certification of Chief Executive Officer **
32.2	Section 906 Certification of Chief Financial Officer **

*	previously filed herewith
**	filed herewith

(1)	Incorporated by reference to the Form 10-SB, file number 000-27865, filed with on October 28, 1999, as amended.
(2)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 18, 2001.
(3)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 26, 2001.
(4)	Incorporated by reference to the Report on Form 8-K as filed on June 6, 2001.
(5)	Incorporated by reference to the Report on Form 8-K as filed on July 26, 2001.
(6)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on July 23, 2001.
(7)	Incorporated by reference to the Report on Form 8-K as filed on December 4, 2001.
(8)	Incorporated by reference to the Report on Form 8-K as filed on April 4, 2002.
(9)	Incorporated by reference to the Report on Form 8-K as filed on August 1, 2003.
(10)	Incorporated by reference to the Report on Form 8-K/A as filed on February 20, 2004.
(11)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on August 20, 2004.
(12)	Incorporated by reference to the Report on Form 8-K as filed on April 5, 2005.
(13)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on April 4, 2005.
(14)	Incorporated by reference to Amendment No. 1 to the Report on Form 8-K/A as filed on February 20, 2004.
(15)	Incorporated by reference to the Report on Form 8-K as filed on July 23, 2004.
(16)	Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-126898, as amended.
(17)	Incorporated by reference to our Annual Report on Form 10-KSB as filed on January 18, 2006.
(18)	Incorporated by reference to the Report on Form 8-K as filed on January 30, 2006.
(19)	Incorporated by reference to the registration statement on Form SB-2/A, SEC file number 333-126898 filed on January 30. 2006.
(20)	Incorporated by reference to the Report on Form 8-K as filed on June 22, 2006.
(21)	Incorporated by reference to the Report on Form 8-K as filed on January 3, 2009.
(22)	Incorporated by reference to the Report on Form 8-K as filed on December 1, 2009.
(23)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2010.
(24)	Incorporated by reference to the Report on Form 8-K as filed on July 31, 2010.
(25)	Incorporated by reference to the registration statement on Form S-1, SEC file number 333-167501, as amended.
(26)	Incorporated by reference to the Report on Form 8-K as filed on November 16, 2011.
(27)	Incorporated by reference to the Report on Form 8-K as filed on November 23, 2011.
(28)	Incorporated by reference to the Current Report on Form 8-K filed on August 28, 2012.
(29)	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2012.
(30)	Filed as an exhibit to the registration statement on Form S-1, SEC File No. 333-183463.
(31)	Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2012.
(32)	Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICEWEB, INC.

January 30 , 2014	By:	/s/ Hal Compton
Hal Compton, Chief Executive Officer, principal executive officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hal Compton	Chief Executive Officer, principal executive officer, and Chairman	January 30 , 2014
Hal Compton

/s/ Mark B. Lucky	Chief Financial Officer, principal financial	January 30 , 2014
Mark B. Lucky	and accounting officer

/s/ Raymond H. Pirtle, Jr.	Director	January 30 , 2014
Raymond H. Pirtle, Jr.

/s/ Nicholas Carosi III	Director	January 30 , 2014
Nicholas Carosi III

/s/ Jack Bush	Director	January 30 , 2014
Jack Bush

/s/ Harry E. Soyster	Director	January 30 , 2014
Harry E. Soyster

/s/ Dr. Mark Stavish	Director	January 30 , 2014
Dr. Mark Stavish

7