Form 10-Q
period 2013-12-31
ICEWEB INC
filed 2014-02-14
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2013 to December 31, 2013

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at February 14, 2014 was: 492,746,383.

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

EXPLANATORY NOTE

The registrant is filing this Transition Report on Form 10-Q (this “Transition Report”) in connection with its change in fiscal year end from September 30 to June 30. The registrant previously reported its change in fiscal year end on a Current Report on Form 8-K, dated January 27, 2014.

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED December 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheets

	December 31, 2013	September 30, 2013 (1)
ASSETS:
CURRENT ASSETS:
Cash	$70,810	$9,652
Other receivable	1,461	28
Accounts receivable, net	63,829	58,140
Inventory	172,130	163,168
Marketable securities	6	820
Other current assets	65,219	175,551
Prepaid expenses	146,554	36,925
	520,009	444,284

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $2,881,260 and $1,422,488, respectively	915,905	307,868
Deposits	5,922	13,320
Other assets	1,545	1,545
Total Assets	$1,443,381	$767,017

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$857,932	$649,294
Notes payable	585,573	-
Note payable, related parties	186,000	186,000
Deferred revenue	62,391	2,996
Convertible notes payable, net of discount	505,007	181,878
Derivative liability – warrants	88,019	117,424
Derivative liability – convertible debt	479,002	-
Total Current Liabilities	2,763,924	1,137,592

Note payable, long term portion	1,185,524	-

Total Liabilities	3,949,448	1,137,592

STOCKHOLDERS' DEFICIT
Series B convertible preferred stock ($0.001 par value; 10,000,000 shares authorized; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 481,623,279 shares issued and 481,460,779 shares outstanding, respectively and 410,424,772 shares issued and 410,262,272 shares outstanding, respectively)	481,623	410,262
Additional paid in capital	47,934,176	47,233,663
Accumulated deficit	(50,828,498)	(47,921,946)
Accumulated other comprehensive income (loss)	(80,994)	(80,180)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)

Total stockholders' deficit	(2,506,067)	(370,575)

Total Liabilities and Stockholders’ Deficit	$1,443,381	$767,017

See accompanying notes to unaudited consolidated financial statements

(1)         Derived from audited financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Sales	$ 218,743	$ 313,411	$ 322,665	$ 407,079

Cost of sales	113,206	174,094	176,954	284,636
Gross profit	105,537	139,317	145,711	122,443

Operating expenses:
Sales and marketing	78,780	136,134	186,692	611,218
Depreciation and amortization expense	187,444	18,016	281,744	70,711
Research and development expense	104,809	281,617	694,377	619,319
General and administrative	680,133	1,002,907	2,099,239	2,393,016
Total Operating Expenses	1,051,166	1,438,674	3,262,052	3,694,264

Loss from operations	(945,629)	(1,299,357)	(3,116,341)	(3,571,821)

Other (expenses)
Gain/(loss) on change of fair value of derivative liability	72,048	620,131	71,499	4,038,718
Loss on extinguishment of debt	-	-	(768,463)	-
Impairment of goodwill	(1,941,050)	-	(1,941,050)	-
Interest expense	(91,920)	(111,899)	(150,653)	(1,220,139)
Total other income (expenses):	(1,960,922)	508,232	(2,788,667)	2,818,579

Net loss	$ (2,906,551)	$ (791,125)	$ (5,905,008)	$ (753,242)

Loss per common share basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average common shares outstanding basic and diluted	454,075,100	224,478,736	412,662,778	214,014,653

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Statement of Consolidated Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net loss	$ (2,906,551)	$ (791,125)	$ (5,905,008)	$ (753,242)

Other comprehensive loss, net of tax:

Unrealized gain (loss) on securities	(814)	(103,200)	(3,684)	42,400

Other comprehensive income (loss)	(814)	(103,200)	(3,684)	42,400

Comprehensive income (loss)	($2,907,365)	($894,325)	($5,908,692)	($710,842)

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
NET CASH USED IN OPERATING ACTIVITIES	$(1,261,853)	$(1,759,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,319)	(197,838)
NET CASH USED IN INVESTING ACTIVITIES	(23,319)	(197,838)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from notes payable	297,940	184,086
Proceeds from exercise of common stock options	718,415	469,772
Proceeds from the sale of restricted stock	70,000	452,513
Proceeds from convertible notes payable	74,810	-
Proceeds from notes payable – related party	75,000	111,000
Proceeds from conversion of warrants	53,480	172,540
Payments on notes payable	(12,206)	(125,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,277,439	1,264,911

NET INCREASE (DECREASE) IN CASH	(7,733)	(692,481)

CASH - beginning of period	78,543	774,012

CASH - end of period	$70,810	$81,531

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$95,092	$242,475
Income taxes	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for acquisition of subsidiary	$564,721	-
Payment on convertible note	$44,910	$-
Payment on convertible note	$1,642,739	$1,081,138

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 - NATURE OF BUSINESS

With our acquisition of Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC”) in October 2013, IceWEB is a provider of wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.  In addition, through our IceWEB Storage Corporation subsidiary we deliver on-line cloud computing application services, and manufacture and market cloud-attached and network storage.

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

Change in Fiscal Year End

On January 27, 2014 our board of directors approved a change in our fiscal year end from September 30th to June 30th.  We are filing this Form 10-Q under the SEC rules for transitional filers.

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

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to December 31, 2013 amounts. The reclassifications had no impact on previously reported results of operations or shareholders’ deficit.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net losses and net cash used in operating activities of $7,108,819 and $2,700,609, respectively, for the year ended September 30, 2013.  The Company also had an accumulated deficit of $47,921,946 at September 30, 2013.  For the six months ended December 31, 2013 the Company had a net loss of $5,905,008 and net cash used in operations of $1,261,853.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DECEMBER 31, 2013

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the valuation of stock-based compensation, the allowance for doubtful accounts, the impairment of intangibles, the useful life of property and equipment, derivative liabilities, and litigation reserves.

Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $32,333 as of December 31, 2013.  Management performs ongoing evaluations of its accounts receivable, and believes that all remaining receivables are fully collectable.  Bad debt expense amounted to $114,918 and $0 for the six months ended December 31, 2013 and 2012, respectively.

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

Derivatives are required to be recorded on the balance sheet at fair value (see Note 13).  These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815 as of December 31, 2013 are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 12).

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Receivables

We have a purchase order arrangement with a key vendor that provides us the flexibility to make purchases of inventory components on credit with our customer remitting payment to the vendor.  This arrangement provides us with the cash needed to finance certain of our on-going costs and expenses, and provides that we collect on our receivables once the vendor has been paid.  This vendor had collected $1,461 on our behalf that had not been remitted to us as of December 31, 2013.

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

It is our customary business practice to obtain a signed master sales agreement for recurring revenue sales, and/or a sales order for events and one-time services. Taxes collected from customers and remitted to governmental authorities are reported on a net basis and are excluded from revenue.

We derive the majority of our revenues from recurring revenue streams, consisting primarily of:

(1) Wireless and fiber broadband service ;

(2) co-location, which includes the licensing of cabinet space and power;

(3) interconnection services, such as cross connects;

(4) managed infrastructure services.

•

Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for data center space customers. We generally recognize revenue beginning on the date the customer commences use of our services.

•

 Implementation and set-up fees are recognized at the time those services are completed, unless prior agreement was made for interim billings (for work completed).

•

For services that are billed according to customer usage, revenue is recognized in the month in which the usage is provided.

•

Professional services are recognized in the period services are provided.

•

Amounts that have been invoiced are recorded in accounts receivable and revenue.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Our customers generally have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. The customer would be required to pay any charge for early cancellation that their contract specifies.  In the event that a customer cancels their contract, they are not entitled to a refund for services already rendered.  A customer can continue service on a month-to-month basis after their contract expires.

Advertising

Advertising costs are expensed as incurred and amounted to $2,352 and $154,046 for the six months ended December 31, 2013 and 2012, respectively.

Barter Transactions

Barter activity is accounted for in accordance with ASC 845, Nonmonetary Transactions.  Barter revenue relates to the exchange of wireless bandwidth and internet connectivity provided by CTC to business customers in exchange primarily for roof rights for antennae, advertising and other products and services that CTC would otherwise be required to buy for cash.  Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services are exchanged.

Prepaid expenses

Prepaid expenses are comprised primarily of prepaid costs related to the installation of new customers, prepaid advertising costs which are expensed when used, and deferred financing costs which are amortized over the life of the related financing.

Deferred Revenue

Amounts billed in advance of services being provided are recorded as deferred revenue and are recognized in the consolidated statement of operations as services are provided.

Deferred Financing Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements on a straight-line basis, which approximates the effective interest method. Unamortized amounts are included in prepaid expenses in the accompanying consolidated balance sheets.

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

Stock-Based Compensation

As more fully described in Note 16, we have two stock option plans that provide for non-qualified options to be issued to directors, officers, employees and consultants (the 2012 Equity Compensation Plan and the 2013 Equity Plan (the “Plans”).

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated	December 31, 2013	September 30, 2013
	Life
Office equipment	3 years	$2,668,332	$644,020
Furniture and Fixtures	3 years	17,232	-
Computer software	3 years	59,705	52,841
Vehicle	3 years	7,734	-
Leasehold improvements	5 years	1,044,162	1,033,495
		3,797,165	1,730,356

Less: accumulated depreciation		(2,881,260)	(1,422,488)

		$915,905	$307,868

Capitalized equipment under lease agreements totaled $1,983,854 at cost at December 31, 2013 and September 30, 2013.  The lease term of each capital equipment lease is 36 months.

Depreciation expense for the three months ended December 31, 2013 and 2012 was $187,444 and $18,016 respectively and for the six months ended December 31, 2013 and 2012 was $281,744 and $70,111, respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	December 31, 2013	September, 30, 2013
Raw materials	$172,130	$130,534
Work in progress	-	24,476
Finished goods	-	8,158
	$172,130	$163,168

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 5 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and Sand Hill Finance, LLC entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement were secured by a first security interest in substantially all of the Company’s assets.

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

On August 20, 2013 IceWEB, Inc. entered into an Agreement for the Cancellation of Secured Convertible Debenture with Sand Hill Finance, LLC pursuant to which SHF converted $1,642,739 of principal and accrued but unpaid interest due it under the Secured Convertible Debenture dated April 15, 2013 into 37,000,000 shares of our common stock.  The conversion price per share was $0.0444 when the market price per share was $0.0319 per share and the contractual conversion price per the convertible debenture was $0.075/share.  The Company recognized a loss on the extinguishment of debt of $481,588 in fiscal 2013 as a result of this transaction.

As part of the agreement, within five days SHF was required to file UCC-3 financing statements to release its security interest in our assets which were pledged as collateral under the debenture.  The agreement also contains mutual general releases.  As a result of this transaction, at December 31, 2013 and September 30, 2013, the principal amount due under the Financing Agreement amounted to $0.

Agility Ventures, LLC

On October 1, 2013, in conjunction with the acquisition of Computers & Tele-com, Inc. and KCNAP, LLC, we entered into an equipment lease agreement with Agility Ventures, LLC in the principal amount of $1,678,562 which is secured by all of the assets of IceWEB, Inc.  The lease agreement has a term of 36 months and bears interest at 15% per annum.  We also issued Agility Ventures 1,000,000 shares of IceWEB, Inc. restricted common stock, and a Series T common stock warrant covering a total of 3,675,000 shares with a term of two years and a conversion price of $0.055 per share.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets totaled $65,219 and $175,551 at December 31, 2013 and September 30, 2013, respectively.  The balance at December 31, 2013 consists primarily of deferred loan fees related to a capitalized lease obligation to Agility Ventures, LLC.  The balance at September 30, 2013 consisted of advances made to Computers & Tele-com, Inc.  This amount was reimbursable to IceWEB in the event that the acquisition of Computers & Telecom, Inc. did not occur.  IceWEB, Inc. successfully completed the acquisition of Computers & Telecom, Inc. in October, 2013.

NOTE 7 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  At December 31, 2013 all of the Company’s cash balances were fully insured.  The Company had not experienced any losses in such accounts.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 7 - CONCENTRATION OF CREDIT RISK (continued)

Major Customers

Sales to 3 customers for the three and six month’s ended December 31, 2013 and 2012, respectively were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Customer A	5%	17%	8%	18%
Customer B	5%	12%	4%	9%
Customer C	5%	11%	4%	9%
All Others	85%	60%	84%	64%
	100%	100%	100%	100%

As of December 31 and September 30, 2013, respectively, approximately 46% and 92% of our accounts receivable was due from three customers.

	December 31, 2013	September 30, 2013
Customer A	35%	47%
Customer B	7%	23%
Customer C	4%	22%
All others	54%	8%
	100%	100%

NOTE 8 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of December 31, 2013 and September 30, 2013, the Company’s investments in marketable equity securities are based on the December 31, 2013 and September 30, 2013 stock price as reflected on the OTCBB stock, respectively.  These marketable equity securities are summarized as follows:

December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$—	$80,994	$6

Total	$81,000	$—	$80,994	$6

September 30, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$—	$(80,180)	$820

Total	$81,000	$—	$(80,180)	$820

The unrealized gains are presented in comprehensive income in the consolidated statement of operations and comprehensive income.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 8 – INVESTMENTS (continued)

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012

Net gains/(loss) on investments in publicly traded equity securities	$(814)	$(103,200)	$(3,684)	$42,400

Net gains on investments	$(814)	$(103,200)	$(3,684)	$42,400

NOTE 9 – FAIR VALUE MEASUREMENTS

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Marketable Equity Securities	$6	$—	$—

Liabilities:

Derivative liabilities, warrants	$—	$—	$88,019
Derivative liabilities, convertible debt	$—	$—	$479,002

September 30, 2013
Marketable Equity Securities	$820	$—	$—

Liabilities:

Derivative liabilities, warrants	$—	$—	$117,424

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

 There were no impairment charges on investments in publicly traded equity securities for the three months ended December 31, 2013 or 2012.

The Company has evaluated its publicly traded equity securities as of December 31, 2013, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

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

Our accumulated other comprehensive loss consists of unrealized loss on marketable securities available for sale of $80,994 at December 31, 2013, and $80,180 at September 30, 2013.

NOTE 11 – ACQUISITION

On October 1, 2013 (the “Closing Date”), IceWEB, Inc. (the “Company”) entered into a share exchange agreement (the “Exchange Agreement”) by and among the Company, Computers and Tele-Comm., Inc., a Missouri corporation (“CTCI”), KC NAP, LLC (“KC NAP”), the stockholders of CTCI, and Streamside Partners, LLC, a third party, pursuant to which the Company purchased all of the outstanding common stock of CTCI and the outstanding membership interests in KC NAP, in exchange for 9,568,400 shares of our $0.001 par value common stock which represents 2.2% of the Company’s issued and outstanding common stock, immediately following the Share Exchange.  Concurrently, and as part of the share exchange agreement, the Company issued shares to retire an outstanding debt owing by CTCI to Streamside Partners, LLC, which totaled $155,000, and other third party debts of CTCI totaling $267,823, in exchange for 13,485,799 shares of our $0.001 par value common stock (such transactions taken together are sometimes referred to herein as the “Share Exchange”), which together totaled $422,823, at an effective exchange rate of $0.0314/share.  As a result of the Share Exchange, we are now the holding company of CTCI and we now operate a company in the business of operating data centers and providing Information Technology (“IT”) services.

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

The purchase of CTCI included the acquisition of assets of $2,927,724, and liabilities of $2,362,896. The aggregate purchase price consisted of the following:

Fair value of common stock issued to seller valued at quoted market price	$234,426
Fair value of common stock issued in exchange for debt valued at quoted market price	330,402
$564,828

The following table summarizes the estimated fair values of CTCI’s assets acquired and liabilities assumed at the date of the acquisition:

Cash	$3,609
Accounts Receivable	67,160
Prepaid expenses	93,802
Property and equipment, net	822,103
Intangible asset	1,941,050
Accounts payable and accrued expenses	(538,716)
Deferred revenue	(59,396)
Notes Payable	(1,764,784)
$564,828

In conjunction with the acquisition of CTCI, we recorded goodwill in the amount of $1,941,050.  We subsequently performed an impairment test on goodwill which requires an analysis based on estimates of future cash flows, and an impairment loss is recognized for the difference between the carrying amount and the fair value of the asset.  Based on this analysis we recorded an impairment expense of $1,941,050 during the three months ending December 31, 2013.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 11 – ACQUISITION (continued)

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC”) occurred at July 1, 2012.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenues, net	$ 218,743	$ 58,831	$ 545,012	$ 765,265

Net loss	(2,906,551)	(982,136)	(6,203,848)	(902,832)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the acquisition occurred at July 1, 2012, nor is it necessarily indicative of future operating results.

NOTE 12 – CONVERTIBLE NOTES

As of December 31, 2013 and September 30, 2013 the Company had the following convertible notes outstanding:

	December 31, 2013	September 30, 2013
	Principal (net)	Principal (net)
April, 2013 $124,444 Convertible Note, 12% interest, due June, 2014, net of debt discount of $0 and $2,328, respectively	$79,534	$122,116	(1)
June, 2013 $62,222 Convertible Note, 12% interest, due June 2014, net of debt discount of $80 and $2,460, respectively	62,143	59,762	(2)
December 2013 $83,500 Convertible Note, due December 2013,	83,500	-	(3)
December 2013 $62,222 Convertible Note, 12% one-time interest, due July 2014, with a 10% original issue discount, net of debt discount of $5,026	57,196	-	(4)
December 2013 $43,821 Convertible Note, 10% interest, due November 2014	43,821	-	(5)
December 2013 $60,000 Convertible Note, 10% interest, due November 2014,	60,000	-	(6)
December 2013 $132,000 Convertible Note, 10% interest, due November 2014, with a 10% original issue discount, net of debt discount of $13,287	121,000	-	(7)
Total Convertible Notes Payable, Net	$505,007	$181,878

(1) The Company borrowed $124,444 in April 2013, originally due November 2013, but extended to June, 2014 with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a debt discount of $11,111 related to the conversion feature of the note, along with a derivative liability in November, 2013 when the note was amended to extend the term of the note.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the seven month life of the original note term.  During 2013 total amortization was recorded in the amount of $7,196 resulting in a debt discount of $2,328 at September 30, 2013.  Also during 2013, interest expense of $8,635 was recorded for the note. During the three months ending December 31, 2013 total amortization was recorded in the amount of $2,328 resulting in a debt discount of $0 at December 31, 2013.  Also during the three months ending December 31, 2013, interest expense of $2,794 was recorded for the note.

During November and December of 2013 the holders of the Convertible Debt instruments exercised their conversion rights and converted $44,910 of the outstanding principal and accrued interest balance.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 12 – CONVERTIBLE NOTES (continued)

(2) The Company borrowed $62,222 in June 2013, originally due January 2014, but extended to June, 2014 with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a debt discount of $5,556 related to the conversion feature of the note, along with a derivative liability in November, 2013 when the note was amended to extend the term of the note..  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the seven month life of the original note term.  During 2013 total amortization was recorded in the amount of $3,095 resulting in a debt discount of $2,460 at September 30, 2013.  Also during 2013, interest expense of $3,714 was recorded for the note. During the three months ending December 31, 2013 total amortization was recorded in the amount of $2,381 resulting in a debt discount of $80 at December 31, 2013.  Also during the three months ending December 31, 2013, interest expense of $3,651 was recorded for the note.

(3) The Company borrowed $83,500 in December 2013, due August 2014. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.  The Company had the right to prepay the note during the first thirty days following the date of the note. During that time the amount of any prepayment would equal 115% of the outstanding principal balance of the note. The Company has the right to prepay the note and accrued interest during the next thirty days following the date of the note. During that time the amount of any prepayment would equal 120% of the outstanding principal balance of the note.   The Company has the right to prepay the note and accrued interest during the next thirty days following the date of the note. During that time the amount of any prepayment would equal 123% of the outstanding principal balance of the note.  The Company has the right to prepay the note and accrued interest during the next thirty days following the date of the note. During that time the amount of any prepayment would equal 129% of the outstanding principal balance of the note. The Company has the right to prepay the note and accrued interest during the next thirty days following the date of the note. During that time the amount of any prepayment would equal 135% of the outstanding principal balance of the note.  The Company recorded a derivative liability at inception of the note.

(4) The Company borrowed $62,222 in December 2013, due July 2014, with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a debt discount of $5,556 related to the conversion feature of the note, along with a derivative liability in December, 2013.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the seven month term of the note.  During the three months ending December 31, 2013 total amortization was recorded in the amount of $529 resulting in a debt discount of $5,026 at December 31, 2013.  Also during the three months ending December 31, 2013, interest expense of $952 was recorded for the note.

(5) The Company borrowed $43,821 in December 2013, due November 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first thirty days is 115% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 120%, 125%, and 135% of the outstanding amounts owed.  The Company recorded a derivative liability at inception of the note.

(6) The Company borrowed $60,000 in December 2013, due November 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first thirty days is 115% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 120%, 125%, and 135% of the outstanding amounts owed.  The Company recorded a derivative liability at inception of the note.

(7) The Company borrowed $132,000 in December 2013, due December 2014, with interest at 10%.   The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 15 trading days previous to the conversion, with a floor of $0.001 per share.  The note has an original issue discount of 12,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the three months ended December 31, 2013, total amortization of $13,287 was recorded resulting in a debt discount of $11,000 at December 31, 2013.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 13 - DERIVATIVE LIABILITIES

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at December 31, 2013 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at December 31, 2013 are all currently exercisable with a weighted-average remaining life of 2.80 years.

From November, 2013 through December 31, 2013 the Company issued convertible notes in the total principal amount of $379,703 and amended conversion terms of the previously existing convertible debenture in the amount of $186,667.  Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities.  The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at December 31, 2013 using the Black-Scholes model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of income of $72,048 and $71,499 and $620,131 and $4,038,718 within the Company’s consolidated statements of operations for the three and six months ended December 31, 2013 and 2012, respectively, under the caption “Gain on Change in fair value of derivative liability”.  The fair value of the warrants at December 31, 2013 is $88,019 which is reported on the consolidated balance sheet under the caption “Derivative Liability”.  The following summarizes the changes in the value of the derivative warrant liability from September 30, 2013 until December 31, 2013:

	Value	No. of Warrants
Balance at September 30, 2013 – Derivative warrant liability	$117,424	88,018,721
Decrease in fair value of derivative warrant liability	(29,405)	-

Balance at December 31, 2013 – Derivative warrant liability	$88,019	88,018,721

Value
Balance at September 30, 2013 – Derivative liability, convertible debt	$-
Increase in derivative liability related to issuance of convertible debt	521,096
Decrease in fair value of derivative liability	(42,094)

Balance at December 31, 2013 – Derivative liability, convertible debt	$479,002

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 13 - DERIVATIVE LIABILITIES (continued)

Fair Value Assumptions Used in Accounting for Derivative Liability

The Company has determined its derivative liability to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of December 31, 2013.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the December 31, 2013 fair value calculations were as follows:

December 31,
2013
Current exercise price	$0.028
Time to expiration	7 months to 2.80 years
Risk-free interest rate	0.77%
Estimated volatility	178.8%
Dividend	-0-
Stock price on December 31, 2013	$0.0142
Expected forfeiture rate	0% to 90%

NOTE 14 - COMMITMENTS

We lease office space in Kansas City, Missouri at two locations, totaling 6,875 square feet.  These operating leases are standard commercial leases.

As of December 31, 2013, future minimum lease payments under these operating leases are as follows:

For the Year Ending September 30,	Amount
2014	$ 55,389
2015	73,852
2016	25,876
2017	8,262
2018	-
Thereafter	-
Total	$ 163,379

Rent expense was $39,555 and $22,444 for the six months ended December 31, 2013 and 2012.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 15 – STOCKHOLDERS’ DEFICIT

Common Stock Warrants

The outstanding warrants at December 31, 2013 have a weighted average exercise price of $0.0459 per share and have a weighted average remaining life of 2.80 years.

Certain of these warrants contain certain provisions which cause them to be classified as derivative liabilities pursuant to Accounting Standards Codification subtopic 815-40, “Derivatives and hedging—Contracts in Entity’s Own Equity” (ASC 815-40). Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of $1,750,000. The fair value of these warrants was decreased to $88,019 as of December 31, 2013. The non-cash income adjustment recorded in the Statement of Operations for the three and six months ended December 31, 2013 was $72,408 and $71,499, respectively. We are required to continue to adjust the warrants to fair value through current period operations for each reporting period.

The Company issued warrants for 328,792,428 common shares, as adjusted, with a current exercise price of $0.028, as adjusted, which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants described above:  (a) shares of common stock or standard options to the Company’s directors, officers, employees or consultants pursuant to a board-approved equity compensation program or other contract or arrangement; (b) shares of common stock issued upon the conversion or exercise of any security, right or other instrument convertible or exchangeable into common stock (or securities exchangeable into common stock) issued prior to November 23, 2011; and (c) shares of common stock and warrants in connection with strategic alliances, acquisitions, mergers, and strategic partnerships, the primary purpose of which is not to raise capital, and which are approved in good faith by the Company’s board of directors.

In conjunction with our acquisition of Computers & Telecom, Inc. and subsidiary in October, 2013, we issued a warrant to Agility Ventures, LLC covering a total of 3,675,000 shares with a term of two years and a conversion price of $0.055 per share.

Issuance of Restricted Stock

In conjunction with our acquisition of Computers & Telecom, Inc. and subsidiary in October, 2013, we issued one million shares of IceWEB, Inc. common stock to Agility Ventures, LLC, valued at $24,500.

In November, 2013, we issued 7,000,000 shares of common stock at a per share price of $0.01386, valued at $97,000 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, we issued 4,750,000 shares of common stock at a per share price of $0.016, valued at $76,000 to four employees as compensation. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, we issued 4,117,652 shares of common stock at a per share price of $0.017, valued at $70,000 to the directors of IceWEB as board compensation. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

All stock based transactions listed above were valued at fair market value (quoted market prices).

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 15 – STOCKHOLDERS’ DEFICIT (continued)

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2013 and changes during the six month period ending on that date is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance outstanding at June 30, 2013	113,254,128	$ 0.046	2.80	-
Granted	3,675,000	$ 0.055	2.75	-
Exercised	-	$ -	-	-
Forfeited	(10,433,853)	$ 0.080	-	-
Balance outstanding at December 31, 2013	106,495,275	$ 0.046	2.80	-

NOTE 16 - STOCK OPTION PLAN

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

DECEMBER 31, 2013

NOTE 16 - STOCK OPTION PLAN (continued)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Six months ended December 31,
	2013	2012
Expected volatility	13% - 278%	36% - 278%
Expected term	1 – 36 months	1 – 36 months
Risk-free interest rate	0.01% - 0.34%	0.72%
Forfeiture Rate	0%	0% - 45%
Expected dividend yield	0.00%	0.00%

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

For the three and six months ended December 31, 2013, total stock-based compensation charged to operations for option-based arrangements amounted to $144,523 and $340,515, respectively. At December 31, 2013, there was approximately $90,820 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of December 31, 2013 and changes during the period ending on that date is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance outstanding at June 30, 2013	6,767,970	$ 0.086	3.20	$ -
Granted	43,250,000	0.017	-	-
Exercised	(44,250,000)	0.018	-	-
Forfeited	(2,350,000)	0.077	-	-
Balance outstanding at December 31, 2013	3,417,970	$ 0.086	3.85	$ -

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

 NOTE 17 - RELATED PARTY TRANSACTIONS

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

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended December 31, 2013 and 2012 all material assets and revenues of the Company were in the United States.

NOTE 19 – SUBSEQUENT EVENTS

In January, 2014 we issued 2,000,000 shares of restricted common stock at a per share price of $0.012, valued at $24,000 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2014, we issued 8,000,000 shares of restricted common stock at a per share price of $0.0124, valued at $99,200 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2014, we issued 8,000,000 shares of restricted common stock at a per share price of $0.0124, valued at $99,200 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three and six months ended December 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

OVERVIEW

With our acquisition of Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC”) in October 2013, IceWEB is now headquartered in Kansas City, Missouri, and provides wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.  In addition, through our IceWEB Storage Corporation subsidiary we deliver on-line cloud computing application services, and manufacture and market cloud-attached and network storage.

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended September 30, 2013 and notes thereto contained on Form 10-K of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

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

We account for stock based compensation under ASC Topic 718, “Compensation – Stock Compensation.   ASC Topic 718 establishes the financial accounting and reporting standards for stock-based compensation plans. As required by ASC Topic 718, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. The adoption of ASC Topic 718 will have a negative impact on our future results of operations.

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

THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012

The following table provides an overview of certain key factors of our results of operations for the three and six months ended December 31, 2013 as compared to the three and six months ended December 31, 2012:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Net Revenues	$ 218,743	$ 313,411	$ 322,665	$ 407,079
Cost of sales	113,206	174,094	176,954	284,636
Operating Expenses:
Sales and marketing expense	78,780	136,134	186,692	611,218
Depreciation and amortization	187,444	18,016	281,744	70,711
Research and development	104,809	281,617	694,377	619,319
General and administrative	680,133	1,002,907	2,099,239	2,393,016
Total operating expenses	1,051,165	1,438,674	3,262,053	3,694,264
Loss from operation	(945,628)	(1,299,357)	(3,116,341)	(3,571,821)
Total other income (expense)	(1,960,922)	508,232	(2,788,667)	2,818,579
Net income (loss)	$(2,906,551)	$ (791,125)	$(5,905,008)	$ (753,242)

Other Key Indicators:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Cost of sales as a percentage of revenues	51.8%	55.5%	54.8%	69.9%
Gross profit margin	48.2%	44.5%	45.2%	30.1%
General and administrative expenses as a percentage of revenues	310.9%	320.0%	650.6%	587.9%
Total operating expenses as a percentage of revenues	480.5%	459.0%	1011.0%	907.5%

Six Month Period ended December 31, 2013

Revenues

For the six months ended December 31, 2013, we reported revenues of $322,665 as compared to revenues of $407,079 for the six months ended December 31, 2012, a decrease of $84,414 or approximately 21%.

Cost of Sales

Our cost of sales consists primarily of products purchased and component parts for the manufacture of our storage products and the costs of providing wireless and fiber bandwidth and colocation services.  For the six months ended December 31, 2013 cost of sales was $176,954 or approximately 54.8% of revenues, compared to $284,636, or approximately 69.9% of revenues, for the six months ended December 31, 2012. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012 was primarily the result of the mix of higher margin products and services sold in the six month period ended December 31, 2013 versus the prior year period.  We anticipate that our gross profit margins will remain between 45% and 50% through the balance of fiscal 2014.

Total Operating Expenses

Our total operating expenses decreased approximately 12% to $3,262,053 for the six months ended December 31, 2013 as compared to $3,694,264 for the six months ended December 31, 2012. These changes include:

•           Marketing and selling. For the six months ended December 31, 2013, marketing and selling costs were $186,692 as compared to $611,218 for the six months ended December 31, 2012, a decrease of $424,526 or approximately 69%.  The decrease was due to a decrease in sales and marketing related headcount and consulting expense during the six months ended December 31, 2013 versus the prior year.

•           Depreciation and amortization expense. For the six months ended December 31, 2013, depreciation and amortization expense amounted to $281,744 as compared to $70,111 for the six months ended December 31, 2012.  The increase was primarily due to the acquisition of Computers & Tele-com, Inc. and subsidiary in October, 2013.

•           Research and Development. For the six months ended December 31, 2013 research and development costs were $694,377 as compared to $619,319 for the six months ended December 31, 2012, an increase of $75,058 or approximately 12%.

•           General and administrative expense. For the six months ended December 31, 2013, general and administrative expenses were $2,099,239 as compared to $2,393,017 for the six months ended December 31, 2012, a decrease of $293,777 or approximately 12%.  For the six months ended December 31, 2013 and 2012 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2014	2013
Occupancy	$ 50,154	$ 16,877
Consulting	771,223	160,383
Employee compensation	842,688	554,119
Professional fees	99,850	384,703
Internet/Phone	11,629	5,176
Travel/Entertainment	24,436	33,553
Investor Relations	123,081	1,067,157
Insurance	9,728	12,613
Other	166,451	158,435
	$ 2,099,239	$ 2,393,016

•

For the six months ended December 31, 2013, Occupancy expense increased to $50,154 as compared to $16,877.  Occupancy expense is higher due to the acquisition of Computers & Tele-com, Inc. and subsidiary, in October, 2013.

•

For the six months ended December 31, 2013, Consulting expense increased to $771,223 as compared to $160,383, an increase of $610,840.  The increase was due to consulting expense incurred related to business development efforts in the current fiscal year.

•

For the six months ended December 31, 2013, salaries and related expenses increased to $842,688 as compared to $554,119. Employee compensation is higher primarily due to the acquisition of Computers & Tele-com, Inc. and subsidiary, in October, 2013, and higher stock-based compensation in the prior year.

•

For the six months ended December 31, 2013, Professional fee expense decreased to $99,850 as compared to $384,703.  Professional fee expense decreased primarily due to lower litigation and lower legal fees incurred in the normal course of business.

•

For the six months ended December 31, 2013, travel and entertainment expense decreased to $24,436 as compared to $33,553.  Travel and entertainment expense decreased as a result of decreased travel for merger and acquisition activities, and general corporate purposes.

•	For the six months ended December 31, 2013, Other expense amounted to $166,451 as compared to $158,435 for the six months ended December 31, 2012, an increase of $8,016, or 5%.

•

For the six months ended December 31, 2013 Investor relations expense decreased to $123,081 as compared to $1,067,157 for the six months ended December 31, 2012. The decrease is due to substantially lower general investor relations activity.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2013.

LOSS FROM OPERATIONS

We reported a loss from operations of $3,116,341 for the six months ended December 31, 2013 as compared to a loss from operations of $3,571,821 for the six months ended December 31, 2012, a decrease of $455,479 or approximately 13%.

OTHER INCOME (EXPENSES)

Interest expense. For the six months ended December 31, 2013, interest expense amounted to $150,653 as compared to $1,220,139 for the six months ended December 31, 2012, a decrease of $1,069,487 or 88%.  The decrease in interest expense is primarily attributable to the lower amortization of deferred financing costs, and the decrease in borrowings and certain interest bearing liabilities.

Loss on impairment of intangible assets.  For the six months ended December 31, 2013, we incurred a loss on the impairment of intangible assets of $1,941,050, which related to the acquisition of Computers & Telecom, Inc. and subsidiary in October, 2013.  We did not incur a similar expense in the six months ended December 31, 2012.

Loss on extinguishment of debt.  For the six months ended December 31, 2013, we incurred a loss on the extinguishment of debt of $768,463, which related to the payoff of the convertible note payable due to Sand Hill Finance at a share price below the contractual conversion price, in August, 2013.  We did not incur a similar expense in the six months ended December 31, 2012.

Gain on change of fair value of derivative liability.  For the six months ended December 31, 2013 we incurred a decrease in the value of the derivative liability of $71,499 as compared to a decrease in the value of the derivative liability of $4,038,718 for the six months ended December 31, 2012.

NET LOSS

Our net loss was $5,905,008 for the six months ended December 31, 2013 compared to a loss of $753,242 for the six months ended December 31, 2012.

Three Month Period ended December 31, 2013

Revenues

For the three months ended December 31, 2013, we reported revenues of $218,743 as compared to revenues of $313,411 for the three months ended December 31, 2012, a decrease of $94,668 or approximately 30.2%.

Cost of Sales

Our cost of sales consists primarily of products purchased and component parts for the manufacture of our storage products and the costs of providing wireless and fiber bandwidth and colocation services.  For the three months ended December 31, 2013 cost of sales was $113,206 or approximately 51.8% of revenues, compared to $174,094, or approximately 55.5% of revenues, for the three months ended December 31, 2012. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 was primarily the result of the mix of higher margin products and services sold in the three month period ended December 31, 2013 versus the prior year period.  We anticipate that our gross profit margins will remain between 45% and 50% through the balance of fiscal 2014.

Total Operating Expenses

Our total operating expenses decreased approximately 27% to $1,051,165 for the three months ended December 31, 2013 as compared to $1,438,674 for the three months ended December 31, 2012. These changes include:

•           Marketing and selling. For the three months ended December 31, 2013, marketing and selling costs were $78,780 as compared to $136,134 for the three months ended December 31, 2012, a decrease of $57,354 or approximately 42.1%.  The decrease was due to a decrease in sales and marketing related headcount during the three months ended December 31, 2013 versus the prior year.

•           Depreciation and amortization expense. For the three months ended December 31, 2013, depreciation and amortization expense amounted to $187,444 as compared to $18,016 for the three months ended December 31, 2012.  The increase was primarily due to the acquisition of Computers & Tele-com, Inc. and subsidiary in October, 2013.

•           Research and Development. For the three months ended December 31, 2013, research and development costs were $104,809 as compared to $281,617 for the three months ended December 31, 2012, a decrease of 176,809 or approximately 62.8%.

•           General and administrative expense. For the three months ended December 31, 2013, general and administrative expenses were $680,133 as compared to $1,002,907 for the three months ended December 31, 2012, a decrease of $322,774 or approximately 32.4%.  For the three months ended December 31, 2013 and 2012 general and administrative expenses consisted of the following:

	Fiscal Q1	Fiscal Q1
	2014	2013
Occupancy	$ 43,652	$ 8,313
Consulting	100,399	91,133
Employee compensation	408,559	250,091
Professional fees	39,645	65,330
Internet/Phone	8,643	2,248
Travel/Entertainment	17,251	14,552
Investor Relations	30,565	519,096
Insurance	2,849	5,656
Other	28,570	46,488
	$ 680,133	$ 1,002,907

•

For the three months ended December 31, 2013, Occupancy expense increased to $43,652 as compared to $8,313. Occupancy expense is higher due to the acquisition of Computers & Tele-com, Inc. and subsidiary, in October, 2013.

•

For the three months ended December 31, 2013, Consulting expense increased to $100,399 as compared to $91,133, an increase of $9,266.  The increase was due to consulting expense incurred related to business development efforts in the current fiscal year.

•

For the three months ended December 31, 2013, salaries and related expenses increased to $408,559 as compared to $250,091. Employee compensation is higher primarily due to the acquisition of Computers & Tele-com, Inc. and subsidiary, in October, 2013.

•

For the three months ended December 31, 2013, Professional fee expense decreased to $39,645 as compared to $65,330.  Professional fee expense decreased primarily due to lower legal fees incurred in the normal course of business.

•

For the three months ended December 31, 2013, travel and entertainment expense increased to $17,251 as compared to $14,552.  Travel and entertainment expense increased as a result of increased travel for merger and acquisition activities, and general corporate purposes.

•	For the three months ended December 31, 2013, Other expense amounted to $28,570 as compared to $46,488 for the three months ended December 31, 2012, a decrease of $17,918, or 38.5%.

•

For the three months ended December 31, 2013 Investor relations expense decreased to $30,565 as compared to $519,096 for the three months ended December 31, 2012. The decrease is due to substantially lower general investor relations activity.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2014.

LOSS FROM OPERATIONS

We reported a loss from operations of $945,628 for the three months ended December 31, 2013 as compared to a loss from operations of $1,299,358 for the three months ended December 31, 2012, a decrease of $356,304 or approximately 27.4%.

OTHER INCOME (EXPENSES)

Interest expense. For the three months ended December 31, 2013, interest expense amounted to $91,920 as compared to $111,899 for the three months ended December 31, 2012, a decrease of $19,978 or 18%.  The decrease in interest expense is primarily attributable to the lower amortization of deferred financing costs, and the decrease in borrowings and certain interest bearing liabilities.

Loss on impairment of intangible assets.  For the three months ended December 31, 2013, we incurred a loss on the impairment of intangible assets of $1,941,050, which related to the acquisition of Computers & Telecom, Inc. and subsidiary in October, 2013.  We did not incur a similar expense in the three months ended December 31, 2012.

Gain (loss) on change of fair value of derivative liability.  For the three months ended December 31, 2013 we incurred a decrease in the value of the derivative liability of $72,048 as compared to a decrease in the value of the derivative liability of $620,131 for the three months ended December 31, 2012.

NET LOSS

Our net loss was $2,906,551 for the three months ended December 31, 2013 compared to a loss of $791,125 for the three months ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2013 and September 30, 2013:

	December 31,	September 30,	$	%
	2013	2013	Change	Change

Working Capital	(2,243,917)	(690,312)	(1,553,605)	225.1%

Cash	70,810	9,652	61,158	633.6%
Other receivables	1,461	28	1,433	5117.9%
Accounts receivable, net	63,829	58,140	5,689	9.8%
Marketable Securities, current	6	820	(814)	(99.3%)
Inventory	172,130	163,168	8,962	5.5%
Other current assets	65,219	175,551	(110,332)	(62.8%)
Prepaid expenses	146,554	36,925	109,629	296.9%
Total current assets	520,008	444,284	75,724	17.0%
Property and equipment, net	915,905	307,868	608,037	197.5%
Deposits	5,922	13,320	(7,397)	(55.5%)
Total assets	1,443,381	767,017	676,364	88.2%
Accounts payable and accrued liabilities	857,932	649,294	208,638	32.1%
Notes payable	505,007	-	505,007	0.0%
Convertible notes payable, net of discount	585,573	181,878	403,695	222.0%
Notes payable, related party	186,000	186,000	-	0.0%
Derivative liability- warrants	88,019	117,424	(29,405)	(25.0%)
Derivative liability- convertible debt	479,002	-	479,002	0.0%
Deferred revenue	62,392	-	62,392	0.0%
Total current liabilities	2,763,925	1,134,596	1,629,329	143.6%
Accumulated deficit	(50,828,498)	(47,921,944)	(2,906,554)	6.1%
Stockholders’ deficit	(2,506,067)	(370,574)	(2,135,493)	576.3%

Net cash used by operating activities was $1,261,853 for the six months ended December 31, 2013 as compared to net cash used in operating activities of $1,759,555 for the six months ended December 31, 2012, a decrease of $497,703.  For the six months ended December 31, 2013, we had a net loss of $5,905,008, along with non-cash expense of $4,631,950, including a decrease in derivative liability of $71,499, offset by changes in assets and liabilities of $11,206.  During the six months ended December 31, 2013 we experienced an increase in accounts receivable of $9,470, and a decrease in accounts payable and accrued liabilities during the period of $206,614.  For the six months ended December 31, 2012, we had a net loss of $753,242, along with non-cash expense of $2,504,184, and a decrease in derivative liability of $4,038,718, offset by changes in assets and liabilities of $513,102.  During the six months ended December 31, 2012 we experienced a decrease in accounts receivable of $731,997, and a decrease in accounts payable and accrued liabilities during the period of $247,260.

Net cash used in investing activities for the six months ended December 31, 2013 and 2012 was $23,319 and 2012 was $197,838, respectively.

Net cash provided by financing activities for the six months ended December 31, 2013 was $1,277,439 as compared to net cash provided of $1,264,911 for the six months ended December 31, 2012. For the six months ended December 31, 2013, net cash provided by financing activities related to  proceeds from convertible notes payable of $372,750 and proceeds from the exercise of common stock options of $718,415, offset by repayments on notes payable of $12,206.  For the six months ended December 31, 2012, net cash provided by financing activities related to proceeds from notes payable of $184,086 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $469,772, proceeds from the sale of restricted stock of $452,513, and proceeds from a note payable with related parties of $111,000 offset by repayments on notes payable of $125,000 which were to pay down the balance on the Sand Hill Finance LLC factoring line.

At December 31, 2013 we had a working capital deficit of $2,243,917 and an accumulated deficit of $50,828,498.  The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2013 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. Our sales were not sufficient to pay our operating expenses. We reported a net loss of $5,905,008 for the six months ended December 31, 2013. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At December 31, 2013 we had cash on hand of $70,810.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal control over the calculation of share-based expenses that adversely affected our internal controls and that may be considered to be a material weakness.  Management believes that the material weaknesses of our disclosure controls and procedures did not have an effect on our company's financial results.

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the six months ended December 31, 2013, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A.	Risk Factors

In  addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on January 14, 2014, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2013, we issued 7,000,000 shares of common stock at a per share price of $0.01386, valued at $97,000 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, we issued 4,750,000 shares of common stock at a per share price of $0.016, valued at $76,000 to four employees as compensation. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, we issued 4,117,652 shares of common stock at a per share price of $0.017, valued at $70,000 to the director of IceWEB as board compensation. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2014 we issued 2,000,000 shares of common stock at a per share price of $0.012, valued at $24,000 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2014, we issued 8,000,000 shares of common stock at a per share price of $0.0124, valued at $99,200 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2014, we issued 8,000,000 shares of common stock at a per share price of $0.0124, valued at $99,200 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

ICEWEB, INC.

By: /s/ Hal Compton, Sr.
February 14, 2014	Hal Compton, Sr.,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
February 14, 2014	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer