Form 10-Q
period 2014-03-31
ICEWEB INC
filed 2014-05-15
CIK 1097718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2013 to March 31, 2014

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at May 15, 2014 was: 530,519,968.

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

ICEWEB, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.

Consolidated Balance Sheets

	March 31, 2014	September 30, 2013 (1)
ASSETS:
CURRENT ASSETS:
Cash	$4,185	$9,652
Other receivable	-	28
Accounts receivable, net	48,430	58,140
Inventory	172,130	163,168
Marketable securities	4	820
Other current assets	52,196	175,551
Prepaid expenses	223,721	36,925
Total Current Assets	500,666	444,284

OTHER ASSETS:
Property and equipment, net of accumulated depreciation of $3,061,753 and $1,422,488, respectively	735,412	307,868
Deposits	5,924	13,320
Other assets	1,545	1,545
Total Assets	$1,243,547	$767,017

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$981,429	$649,294
Notes payable	719,619	-
Note payable, related parties	186,000	186,000
Deferred revenue	62,392	2,996
Convertible notes payable, net of discount	136,993	181,878
Derivative liability – warrants	76,285	117,424
Derivative liability – convertible debt	457,078	-
Total Current Liabilities	2,619,796	1,137,592

Note payable, long term portion	1,099,690	-

Total Liabilities	3,719,486	1,137,592

Commitments and contingencies (Note 13)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value; 10,000,000 shares authorized; Series B Convertible Preferred Stock (626,667 shares designated, issued and outstanding)	626	626
Common stock ($.001 par value; 1,000,000,000 shares authorized; 509,908,883 shares issued and 509,746,383 outstanding, respectively and 410,424,772 shares issued and 410,262,272 shares outstanding, respectively)	509,891	410,262
Additional paid in capital	48,207,093	47,233,663
Accumulated deficit	(51,099,552)	(47,921,946)
Accumulated other comprehensive income (loss)	(80,996)	(80,180)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)

Total stockholders' deficit	(2,475,938)	(370,575)

Total Liabilities and Stockholders’ Deficit	$1,243,547	$767,017

See accompanying notes to unaudited consolidated financial statements

(1)

Derived from audited financial statements

ICEWEB, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Sales	$ 176,483	$ 455,144	$ 499,148	$ 862,223

Cost of sales	75,357	254,119	252,311	538,755
Gross profit	101,126	201,025	246,837	323,468

Operating (income) expenses:
Sales and marketing	40,198	480,175	226,890	1,091,393
Depreciation and amortization expense	180,493	52,977	462,237	123,689
Research and development expense	86,177	198,418	780,554	817,737
General and administrative	(145,814)	1,700,966	1,953,426	4,093,982
Total Operating Expenses	161,054	2,432,536	3,423,107	6,126,801

Loss from operations	(59,928)	(2,231,512)	(3,176,270)	(5,803,333)

Other income (expenses)
Gain/(loss) on change of fair value of derivative liability	105,065	313,993	176,564	4,352,711
Loss on extinguishment of debt	-	-	(768,463)	-
Impairment of goodwill	-	-	(1,941,050)	-
Interest expense	(316,192)	(206,759)	(466,844)	(1,426,898)
Total other income (expenses):	(211,127)	107,234	(2,999,793)	2,925,813

Net loss	$ (271,055)	$ (2,124,277)	$ (6,176,063)	$ (2,877,519)

Loss per common share basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.00)

Weighted average common shares outstanding basic and diluted	486,505,383	251,338,384	436,870,645	226,142,884

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Statement of Consolidated Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net loss	$ (271,055)	$ (2,124,227)	$ (6,176,063)	$ (2,877,519)

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) on securities	(2)	(196,150)	(3,686)	15,800

Other comprehensive income (loss)	(2)	(196,150)	(3,686)	15,800

Comprehensive loss	($271,057)	($2,320,427)	($6,179,749)	($2,861,719)

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
NET CASH USED IN OPERATING ACTIVITIES	$(1,500,887)	$(2,448,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,319)	(197,838)
NET CASH USED IN INVESTING ACTIVITIES	(23,319)	(197,838)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from notes payable	-	373,823
Proceeds from exercise of common stock options	782,483	960,573
Proceeds from the sale of restricted stock	70,000	564,513
Proceeds from convertible notes payable	481,092	-
Proceeds from notes payable – related party	75,000	111,000
Proceeds from exercise of warrants	53,480	172,540
Payments on notes payable	(12,206)	(250,833)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,449,849	1,931,616

NET DECREASE IN CASH	(74,357)	(714,690)

CASH - beginning of period	78,543	774,012

CASH - end of period	$4,185	$59,322

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$95,092	$242,475
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for acquisition of subsidiary	$564,721	$-
Payment on convertible note with common stock	$44,910	$-
Payments to equipment lease vendor with common stock	$24,500	$-
Payment on convertible note with common stock	$1,774,015	$1,081,138

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net losses and net cash used in operating activities of $7,108,819 and $2,700,609, respectively, for the year ended September 30, 2013.  The Company also had an accumulated deficit of $47,921,946 at September 30, 2013.  For the nine months ended March 31, 2014 the Company had a net loss of $6,176,063 and net cash used in operations of $1,500,887.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MARCH 31, 2014

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

Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $32,333 as of March 31, 2014.  Management performs ongoing evaluations of its accounts receivable, and believes that all remaining receivables are fully collectable.  Bad debt expense amounted to $114,918 and $0 for the nine months ended March 31, 2014 and 2013, respectively.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815.  As of March 31, 2014 our derivatives are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 12).

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Receivables

We have a purchase order arrangement with a key vendor that provides us the flexibility to make purchases of inventory components on credit with our customer remitting payment to the vendor.  This arrangement provides us with the cash needed to finance certain of our on-going costs and expenses, and provides that we collect on our receivables once the vendor has been paid.  This vendor had collected $0 on our behalf that had not been remitted to us as of March 31, 2014.

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

MARCH 31, 2014

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

Advertising

Advertising costs are expensed as incurred and amounted to $25,105 and $154,496 for the nine months ended March 31, 2014 and 2013, respectively.

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

Deferred Financing Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements on a straight-line basis, which approximates the effective interest method. Unamortized amounts are included in prepaid expenses in the accompanying unaudited consolidated balance sheets.

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible notes and preferred stock (using the if-converted method).  Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At March 31, 2014, there were options and warrants to purchase 337,699,733 shares of common stock, and 626,667 shares issuable upon conversion of Series B preferred stock outstanding which could potentially dilute future earnings per share.

Stock-Based Compensation

As more fully described in Note 16, we have two stock option plans that provide for non-qualified options to be issued to directors, officers, employees and consultants (the 2012 Equity Compensation Plan and the 2013 Equity Plan (the “Plans”).

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated	March 31, 2014	September 30, 2013
	Life
Office equipment	3 years	$2,668,332	$644,020
Furniture and Fixtures	3 years	17,232	-
Computer software	3 years	59,705	52,841
Vehicle	3 years	7,734	-
Leasehold improvements	5 years	1,044,162	1,033,495
		3,797,165	1,730,356

Less: accumulated depreciation		(3,061,753)	(1,422,488)

		$735,412	$307,868

Capitalized equipment under lease agreements totaled $1,983,854 at cost at March 31, 2014 and $0 as of September 30, 2013.  The lease term of each capital equipment lease is 36 months.

Depreciation expense for the three months ended March 31, 2014 and 2013 was $180,493 and $52,977, respectively, and for the nine months ended March 31, 2014 and 2013, depreciation expense was $462,237 and $123,689, respectively.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31, 2014	September, 30, 2013
Raw materials	$172,130	$130,534
Work in progress	-	24,476
Finished goods	-	8,158
	$172,130	$163,168

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 5 - NOTES PAYABLE

Agility Ventures, LLC and UO! IP of NC, LLC

On October 1, 2013, in conjunction with the acquisition of Computers & Tele-com, Inc. and KCNAP, LLC, we entered into an equipment lease agreement with Agility Ventures, LLC in the principal amount of $1,678,562 which is secured by all of the assets of IceWEB, Inc.  The lease agreement has a term of 36 months and bears interest at 15% per annum.  We also issued Agility Ventures 1,000,000 shares of IceWEB, Inc. restricted common stock, and a Series T common stock warrant covering a total of 3,675,000 shares with a term of two years and a conversion price of $0.055 per share.  We are currently in default under the terms of the lease agreement.

On March 1, 2014 Agility Ventures LLC sold and assigned the Master Lease and Equipment Schedule to a third party, UO! IP of NC, LLC.  UO! IP of NC, LLC is a related party to the holder of the Series AA Preferred Stock, UnifiedOnline! LLC.  See Note 17.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets totaled $52,196 and $175,551 at March 31, 2014 and September 30, 2013, respectively.  The balance at March 31, 2014 consists primarily of deferred loan fees related to the capitalized lease obligation to Agility Ventures, LLC.  The balance at September 30, 2013 consisted of advances made to Computers & Tele-com, Inc.  This amount was reimbursable to IceWEB in the event that the acquisition of Computers & Telecom, Inc. did not occur.  IceWEB, Inc. successfully completed the acquisition of Computers & Telecom, Inc. in October, 2013.

NOTE 7 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  At March 31, 2014 all of the Company’s cash balances were fully insured.  The Company had not experienced any losses in such accounts.

Major Customers

Sales to 3 customers for the three and nine month’s ended March 31, 2014 and 2013, respectively were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Customer A	8%	42%	6%	30%
Customer B	5%	19%	5%	19%
Customer C	4%	14%	3%	9%
All Others	83%	25%	86%	42%
	100%	100%	100%	100%

As of March 31, 2014 and September 30, 2013, respectively, approximately 50% and 92% of our accounts receivable was due from three customers.

	March 31, 2014	September 30, 2013
Customer A	37%	47%
Customer B	9%	23%
Customer C	4%	22%
All others	54%	8%
	100%	100%

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 8 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of March 31, 2014 and September 30, 2013, the Company’s investments in marketable equity securities are based on the March 31, 2014 and September 30, 2013 stock price as reflected on the OTCBB stock, respectively.  These marketable equity securities are summarized as follows:

March 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$—	$(80,996)	$4

Total	$81,000	$—	$(80,996)	$4

September 30, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$81,000	$—	$(80,180)	$820

Total	$81,000	$—	$(80,180)	$820

The unrealized gains are presented in comprehensive income in the unaudited consolidated statement of operations and comprehensive income.

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2014	2013	2014	2013

Net gains/(loss) on investments in publicly traded equity securities	$(2)	$(196,150)	$(3,686)	$15,800

Net gains on investments	$(2)	$(196,150)	$(3,686)	$15,800

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 9 – FAIR VALUE MEASUREMENTS

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Marketable Equity Securities	$4	$—	$—

Liabilities:

Derivative liabilities, warrants	$—	$—	$76,285
Derivative liabilities, convertible debt	$—	$—	$457,078

September 30, 2013
Marketable Equity Securities	$820	$—	$—

Liabilities:

Derivative liabilities, warrants	$—	$—	$117,424

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

 There were no impairment charges on investments in publicly traded equity securities for the three months ended March 31, 2014 or 2013.

The Company has evaluated its publicly traded equity securities as of March 31, 2014, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Our accumulated other comprehensive loss consists of unrealized loss on marketable securities available for sale of $80,996 at March 31, 2014, and $80,180 at September 30, 2013.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenues, net	$ 176,483	$ 684,742	$ 669,057	$ 1,857,086

Net loss	$ (133,001)	$(2,675,100)	(6,038,800)	$ (3,576,774)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 11 – ACQUISITION (continued)

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the acquisition occurred at July 1, 2012, nor is it necessarily indicative of future operating results.

NOTE 12 – CONVERTIBLE NOTES

As of March 31, 2014 and September 30, 2013 the Company had the following convertible notes outstanding:

	March 31, 2014	September 30, 2013
	Principal (net)	Principal (net)
April, 2013 $124,444 Convertible Note, 12% interest, due June, 2014, net of debt discount of $0 and $2,328, respectively	$-	$122,116	(1)
June, 2013 $62,222 Convertible Note, 12% interest, due June 2014, net of debt discount of $38,064 and $2,460, respectively	21,012	59,762	(2)
December 2013 $83,500 Convertible Note, net of discount of $81,040 due August 2014	2,460	-	(3)
December 2013 $62,222 Convertible Note, 12% one-time interest, due July 2014, with a 10% original issue discount, net of debt discount of $43,355	18,867	-	(4)
December 2013 $43,821 Convertible Note, 10% interest, net of debt discount of $32,963 due November 2014	10,858	-	(5)
December 2013 $60,000 Convertible Note, 10% interest, net of debt discount of $45,134 due November 2014,	14,865	-	(6)
December 2013 $132,000 Convertible Note, 10% interest, due November 2014, with a 10% original issue discount, net of debt discount of $99,294	32,706	-	(7)
January 2014 $53,000 Convertible Note, due September 2014, net of debt discount of $22,132	30,868	-	(8)
March 2014 $32,500 Convertible Note, due November 2014, net of debt discount of $27,143	5,357	-	(9)
Total Convertible Notes Payable, Net	$136,993	$181,878

(1) The Company borrowed $124,444 in April 2013, originally due November 2013, but extended to June, 2014 with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a debt discount of $11,111 related to the conversion feature of the note, along with a derivative liability in November, 2013 when the note was amended to extend the term of the note.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the seven month life of the original note term.  During 2013 total amortization was recorded in the amount of $7,196 resulting in a debt discount of $2,328 at September 30, 2013.  Also during 2013, interest expense of $8,635 was recorded for the note. During the three months ending March 31, 2014 total amortization was recorded in the amount of $2,328 resulting in a debt discount of $0 at March 31, 2014.  Also during the three months ending March 31, 2014, interest expense of $2,794 was recorded for the note.  Also, see Note 13.

From November, 2013 through March, 2014 the holder of the Convertible Debt instrument exercised their conversion rights and converted $44,910 of the outstanding principal and accrued interest balance.

(2) The Company borrowed $62,222 in June 2013, originally due January 2014, but extended to June, 2014 with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a debt discount of $5,556 related to the conversion feature of the note, along with a derivative liability in November, 2013 when the note was amended to extend the term of the note..  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the seven month life of the original note term.  During fiscal 2014 total amortization was recorded in the amount of $3,095 resulting in a debt discount of $2,460 at September 30, 2013.  Also during 2013, interest expense of $3,714 was recorded for the note. During the nine months ending March 31, 2014 total amortization was recorded in the amount of $13,561 resulting in a debt discount of $38,064 at March 31, 2014.  Also, see Note 13.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 12 – CONVERTIBLE NOTES (continued)

(3) The Company borrowed $83,500 in December 2013, due August 2014. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.  The Company had the right to prepay the note during the first thirty days following the date of the note. During that time the amount of any prepayment would equal 115% of the outstanding principal balance of the note. The Company has the right to prepay the note and accrued interest during days 31-60. During that time the amount of any prepayment would equal 120% of the outstanding principal balance of the note.   The Company has the right to prepay the note and accrued interest during days 61-90. During that time the amount of any prepayment would equal 123% of the outstanding principal balance of the note.  The Company has the right to prepay the note and accrued interest during days 91-120. During that time the amount of any prepayment would equal 129% of the outstanding principal balance of the note. The Company has the right to prepay the note and accrued interest during days 131-150. During that time the amount of any prepayment would equal 135% of the outstanding principal balance of the note.  The Company recorded a derivative liability at inception of the note of $81,040.  Also, see Note 13.

(4) The Company borrowed $62,222 in December 2013, due July 2014, with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a debt discount of $5,556 related to the conversion feature of the note, along with a derivative liability in December, 2013.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the seven month term of the note.  During the nine months ending March 31, 2014 total amortization was recorded in the amount of $15,598 resulting in a debt discount of $43,355 at March 31, 2014.   Also, see Note 13.

(5) The Company borrowed $43,821 in December 2013, due November 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment would equal 115% of the outstanding principal balance of the note. The Company has the right to prepay the note and accrued interest during days 31-60. During that time the amount of any prepayment would equal 120% of the outstanding principal balance of the note.   The Company has the right to prepay the note and accrued interest during days 61-90. During that time the amount of any prepayment would equal 123% of the outstanding principal balance of the note.  The Company has the right to prepay the note and accrued interest during days 91-120. During that time the amount of any prepayment would equal 129% of the outstanding principal balance of the note. The Company has the right to prepay the note and accrued interest during days 131-150. During that time the amount of any prepayment would equal 135% of the outstanding principal balance of the note.  The Company recorded a derivative liability at inception of the note of $43,821.  During the nine months ending March 31, 2014 total amortization was recorded in the amount of $10,955 resulting in a debt discount of $32,963 at March 31, 2014.   Also, see Note 13.

(6) The Company borrowed $60,000 in December 2013, due November 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment would equal 115% of the outstanding principal balance of the note. The Company has the right to prepay the note and accrued interest during days 31-60. During that time the amount of any prepayment would equal 120% of the outstanding principal balance of the note.   The Company has the right to prepay the note and accrued interest during days 61-90. During that time the amount of any prepayment would equal 123% of the outstanding principal balance of the note.  The Company has the right to prepay the note and accrued interest during days 91-120. During that time the amount of any prepayment would equal 129% of the outstanding principal balance of the note. The Company has the right to prepay the note and accrued interest during days 131-150. During that time the amount of any prepayment would equal 135% of the outstanding principal balance of the note.  The Company recorded a derivative liability at inception of the note of $60,000.  During the nine months ending March 31, 2014 total amortization was recorded in the amount of $15,000 resulting in a debt discount of $45,134 at March 31, 2014.   Also, see Note 13.

(7) The Company borrowed $132,000 in December 2013, due December 2014, with interest at 10%.   The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 15 trading days previous to the conversion, with a floor of $0.001 per share.  The note has an original issue discount of 12,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending March 31, 2014 total amortization was recorded in the amount of $33,000 resulting in a debt discount of $99,294 at March 31, 2014.   Also, see Note 13.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 12 – CONVERTIBLE NOTES (continued)

(8) The Company borrowed $53,000 in January, 2014 due September 2014. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.  The Company had the right to prepay the note during the first thirty days following the date of the note. During that time the amount of any prepayment would equal 115% of the outstanding principal balance of the note. The Company has the right to prepay the note and accrued interest during days 31-60. During that time the amount of any prepayment would equal 120% of the outstanding principal balance of the note.   The Company has the right to prepay the note and accrued interest during days 61-90. During that time the amount of any prepayment would equal 123% of the outstanding principal balance of the note.  The Company has the right to prepay the note and accrued interest during days 91-120. During that time the amount of any prepayment would equal 129% of the outstanding principal balance of the note. The Company has the right to prepay the note and accrued interest during days 131-150. During that time the amount of any prepayment would equal 135% of the outstanding principal balance of the note.  The Company recorded a derivative liability at inception of the note of $44,264, and during the nine months ended March 31, 2014 recorded amortization of debt discount of $7,377 resulting in a debt discount of $22,132 at March 31, 2014.  Also, see Note 13.

(9) The Company borrowed $32,500 in March, 2014 due November 2014. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.  The Company had the right to prepay the note during the first thirty days following the date of the note. During that time the amount of any prepayment would equal 115% of the outstanding principal balance of the note. The Company has the right to prepay the note and accrued interest during days 31-60. During that time the amount of any prepayment would equal 120% of the outstanding principal balance of the note.   The Company has the right to prepay the note and accrued interest during days 61-90. During that time the amount of any prepayment would equal 123% of the outstanding principal balance of the note.  The Company has the right to prepay the note and accrued interest during days 91-120. During that time the amount of any prepayment would equal 129% of the outstanding principal balance of the note. The Company has the right to prepay the note and accrued interest during days 131-150. During that time the amount of any prepayment would equal 135% of the outstanding principal balance of the note.  The Company recorded a derivative liability at inception of the note of $27,143, and during the nine months ended March 31, 2014 recorded amortization of debt discount of $0 resulting in a debt discount of $27,143 at March 31, 2014.  Also, see Note 13.

NOTE 13 - DERIVATIVE LIABILITIES

Derivative liability - warrants

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at March 31, 2014 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 13 - DERIVATIVE LIABILITIES (continued)

The derivative warrants outstanding at March 31, 2014 are all currently exercisable with a weighted-average remaining life of 2.50 years.

Derivative liability – convertible notes

From November, 2013 through March 31, 2014 the Company issued convertible notes in the total principal amount of $379,703 and amended conversion terms of the previously existing convertible debenture in the amount of $186,667.  Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities.  The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at March 31, 2014 using the Black-Scholes model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of income of $105,065 and $313,993 and income of $176,564 and $4,352,711 for the for the three and nine months ended March 31, 2014 and 2013, respectively, within the Company’s consolidated statements of operations for the three and nine months ended March 31, 2014 and 2013, respectively, under the caption “Gain (loss) on Change of fair value of derivative liability”.  The fair value of the warrants at March 31, 2014 is $76,285 which is reported on the consolidated balance sheet under the caption “Derivative Liability-Warrants”.  The following summarizes the changes in the value of the derivative warrant liability from September 30, 2013 until March 31, 2014:

	Value	No. of Warrants
Balance at September 30, 2013 – Derivative warrant liability	$117,424	88,018,721
Decrease in fair value of derivative warrant liability	(41,139)	-

Balance at March 31, 2014 – Derivative warrant liability	$76,285	316,330,209

Value
Balance at September 30, 2013 – Derivative liability, convertible debt	$-
Increase in derivative liability related to issuance of convertible debt	592,503
Decrease in fair value of derivative liability	(135,425)

Balance at March 31, 2014 – Derivative liability, convertible debt	$457,078

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 13 - DERIVATIVE LIABILITIES (continued)

Fair Value Assumptions Used in Accounting for Derivative Liability

The Company has determined its derivative liability to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of March 31, 2014.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the March 31, 2014 fair value calculations were as follows:

March 31,
2014
Current exercise price	$0.0033 - $0.028
Time to expiration	2.50 years
Risk-free interest rate	0.90%
Estimated volatility	185.7%
Dividend	-0-
Stock price on March 31, 2014	$0.0055
Expected forfeiture rate	0% to 95%

NOTE 14 – COMMITMENTS AND CONTINGENCIES

We lease office space in Kansas City, Missouri at two locations, totaling 6,875 square feet.  These operating leases are standard commercial leases.

As of March 31, 2014, future minimum lease payments under these operating leases are as follows:

For the Year Ending June 30,	Amount
2014	$ 18,463
2015	73,852
2016	41,141
2017	14,459
2018	-
Thereafter	-
Total	$ 147,915

Rent expense was $67,182 and $33,185 for the nine months ended March 31, 2014 and 2013.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  There have been no material changes in the status of litigation since September 30, 2013.

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 15 – STOCKHOLDERS’ DEFICIT

The Company has issued and outstanding Series O and Series Q warrants for 30,488,720 common shares, as adjusted, with a current exercise price of $0.028, as adjusted, which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  The Company has issued and outstanding Series N warrants for 285,841,489 common shares, as adjusted, with a current exercise price of $0.0054, as adjusted, which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  Simultaneously with any reduction to the exercise price of the Series N warrants, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

In January, 2014, we issued 2,000,000 shares of common stock at a per share price of $0.012, valued at $24,000 to an executive officer as compensation. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2014, we issued 8,000,000 shares of common stock at a per share price of $0.0124, valued at $91,200 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

All stock based transactions listed above were valued at fair market value (quoted market prices).

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 15 – STOCKHOLDERS’ DEFICIT (continued)

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2014 and changes during the nine month period ending on that date is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance outstanding at June 30, 2013	113,254,128	$ 0.087	2.80	-
Granted	244,448,707	$ 0.055	2. 50	-
Exercised	(5,176,615)	$ -	-	-
Forfeited	(17,719,457)	$ 0.080	-	-
Balance outstanding at March 31, 2014	334,806,763	$ 0.046	2.50	-

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

MARCH 31, 2014

NOTE 16 - STOCK OPTION PLAN (continued)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Nine months ended March 31,
	2014	2013
Expected volatility	13% - 278%	36% - 278%
Expected term	1 – 36 months	1 – 36 months
Risk-free interest rate	0.01% - 0.34%	0.72%
Forfeiture Rate	0%	0% - 45%
Expected dividend yield	0.00%	0.00%

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

For the three and nine months ended March 31, 2014, total stock-based compensation charged to operations for option-based arrangements amounted to $37,592 and $378,111, respectively. At March 31, 2014, there was approximately $70,403 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of March 31, 2014 and changes during the period ending on that date is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance outstanding at June 30, 2013	6,767,970	$ 0.0824	3.91	$ -
Granted	50,250,000	0.016	-	-
Exercised	(51,250,000)	0.017	-	-
Forfeited	(2,875,000)	0.081	-	-
Balance outstanding at March 31, 2014	2,892,970	$ 0.084	3.47	$ -

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

 NOTE 17 - RELATED PARTY TRANSACTIONS

 On November 2, 2012 IceWEB, Inc. entered into a Loan Agreement with IWEB Growth Fund, LLC, a Virginia limited liability company (“IWEB Growth Fund”) which was recently established by Messrs. Compton, Bush, Carosi, Pirtle and Stavish and General Soyster, our former independent directors. Ms. My Le Phuong, an employee of our company, serves as manager of the IWEB Growth Fund. Under the terms of the Loan Agreement, IWEB Growth Fund agreed to make one or more loans to us up to the total principal amount of $1.5 million. The lending of any amounts under the Loan Agreement is conditioned upon the negotiation of notes and related loan documents which contain terms and conditions that are acceptable to the lender to be determined at the time of the loans. We agreed to grant IWEB Growth Fund a security interest in our assets as collateral for these loans, which such security interest is subordinate to the interest of our primary lender Sand Hill Finance, LLC. In the event we should default under the terms of the Loan Agreement, IWEB Growth Fund is entitled to declare all amounts advanced under the various notes immediately due and payable. An event of default includes a breach by us of any covenant, representation or warranty in the Loan Agreement or a default under any note entered into with the lender.

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

On April 23, 2014, the six members of IceWEB’s Board of Directors resigned, and was replaced by three directors appointed by the holder of our Series AA Preferred Stock.  The Board of Directors consists of three directors as of April 23, 2014.

While two out of the three board members who were appointed on April 23, 2014 qualify as unrelated and independent, as they are independent from management and free from any interest, function, business or other relationship that could, or could reasonably be perceived to, materially interfere with the Director’s ability to act in the our best interest, we do not have any policies or procedures for the review, approval or ratification of any related party transactions and no review or ratification of any of the foregoing related party transactions by our board has occurred.

 NOTE 18 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the periods ended March 31, 2014 and 2013 all material assets and revenues of the Company were in the United States.

NOTE 19 – SUBSEQUENT EVENTS

On April 23, 2014, the Company authorized the creation of the Corporation’s Series AA Preferred Stock pursuant to the terms and conditions of that certain Certificate of Designations, Preferences and Rights and Limitations of Series AA Preferred Stock (the “Certificate of Designations”). The Corporation is authorized to issue 10,000,000 shares of preferred stock, of which 626,667 shares of Series B Convertible Preferred Stock have been previously issued and remain outstanding. Out of the remaining 9,373,333 authorized but unissued shares of preferred stock, the Certificate of Designations creates four hundred thousand (400,000) shares of Series AA Preferred Stock, $0.001 par value per share (the “Series AA Preferred Stock”), with the following powers and rights:

(i)

 the holders of the Series AA Preferred Stock have five thousand (5,000) times that number of votes on all matters submitted to the shareholders of the Corporation that is equal to the number of shares of Common Stock of the Corporation;

(ii)

 the holders of the Series AA Preferred Stock shall vote together with the holders of Common Stock as a single class upon all matters submitted to the holders of Common Stock of the Corporation;

ICEWEB, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 19 – SUBSEQUENT EVENTS (continued)

(iii)

the holders of the Series AA Preferred Stock are not entitled to receive dividends paid on the Common Stock of the Corporation;

(iv)

the holders of the Series AA Preferred Stock are not entitled to receive any preference over the holders of Common Stock of the Corporation following a liquidation, dissolution and winding up of the Corporation; and

(v)

on or after May 15, 2014, to the extent sufficient shares of Common Stock are authorized, the Series AA Preferred Stock is convertible into the shares of the Corporation’s fully diluted Common Stock, taking into account the exercise of all warrants, options or any other rights of issuance, of such number sufficient to provide the holders thereof, in the aggregate, ninety percent (90%) of all shares of Common Stock of the Corporation on a fully diluted basis.

On April 23, 2014, the Corporation entered into a Subscription Agreement (the “Subscription Agreement”) with UnifiedOnline! LLC, a Delaware limited liability company (the “Subscriber”), pursuant to which the Subscriber purchased four hundred thousand (400,000) shares of Series AA Preferred Stock of the Corporation (the “Shares”).

In consideration for the Shares, Subscriber (i) paid $16,754 in satisfaction of a contractual health insurance obligation of the Corporation, (ii) caused $99,333 to be paid on behalf of the Corporation to various vendors, and (iii) obtained the agreement of a certain related party lessor to temporarily forbear exercising non-payment default remedies.

In the Subscription Agreement, the Corporation has made customary representations and warranties regarding the organization of the Corporation, authority to enter into the Subscription Agreement, compliance with laws, indebtedness and required consents among others. Subscriber has made customary representations and warranties regarding its organization, authority to enter into the Subscription Agreement and financial risks.

The Corporation has agreed to indemnify Subscriber from and against any and all claims, damages and causes of action suffered or incurred by Subscriber that are related to any breach of any representation or warranty made by the Corporation in the Subscription Agreement.

In addition, Hal Compton, Raymond Pirtle, Jack Bush, Ed Soyster, Nicholas Carosi, and Mark Stavish resigned from their positions as members of the Company’s board of directors.  The Company appointed Rob Howe III, Bernie Stolar, and Marc I. Abrams to serve as the members of the Board of Directors.

In April and May, 2014 we issued 17 million shares of our common stock, related to the conversion of $35,220 of our convertible debt.

In April, 2014 we issued 3,773,585 shares of our common stock as payment of a commitment fee to one of our convertible debt holders, valued at $40,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our unaudited consolidated financial condition and results of operations for the three and nine months ended March 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

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

Use of Estimates - Management’s Discussion and Analysis or Plan of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable, the carrying value of property and equipment and long-lived assets, the value of derivatives, and the value of stock-option based compensation. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We account for stock based compensation under ASC Topic 718, “Compensation – Stock Compensation.   ASC Topic 718 establishes the financial accounting and reporting standards for stock-based compensation plans. As required by ASC Topic 718, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements.

THREE AND NINE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2013

The following table provides an overview of certain key factors of our results of operations for the Three and Nine months ended March 31, 2014 as compared to the Three and Nine months ended March 31, 2013:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Net Revenues	$ 176,483	$ 455,144	$ 499,148	$ 862,223
Cost of sales	75,357	254,119	252,311	538,755
Operating Expenses:
Sales and marketing expense	40,198	480,175	226,890	1,091,393
Depreciation and amortization	180,493	52,977	462,237	123,689
Research and development	86,177	198,418	780,554	817,737
General and administrative	(145,814)	1,700,966	1,953,426	4,093,982
Total operating expenses	161,054	2,432,536	3,423,107	6,126,801
Loss from operation	(59,928)	(2,231,512)	(3,176,270)	(5,803,333)
Total other income (expense)	(211,127)	107,234	(2,999,793)	2,925,813
Net loss	$ (271,055)	$ (2,124,277)	$ (6,176,063)	$ (2,877,519)

Other Key Indicators:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Cost of sales as a percentage of revenues	42.7%	55.8%	50.5%	62.5%
Gross profit margin	57.3%	44.2%	49.5%	37.5%
General and administrative expenses as a percentage of revenues	(82.6%)	373.7%	391.4%	474.8%
Total operating expenses as a percentage of revenues	91.3%	534.5%	685.8%	710.6%

Nine Month Period ended March 31, 2014

Revenues

For the nine months ended March 31, 2014, we reported revenues of $499,148 as compared to revenues of $862,223 for the nine months ended March 31, 2013, a decrease of $363,075 or approximately 42%.

Cost of Sales

Our cost of sales consists primarily of the costs of providing wireless and fiber bandwidth and colocation services.  For the nine months ended March 31, 2014 cost of sales was $252,311 or approximately 50.5% of revenues, compared to $538,755, or approximately 62.5% of revenues, for the nine months ended March 31, 2013. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013 was primarily the result of the mix of higher margin products and services sold in the nine month period ended March 31, 2014 versus the prior year period.  We anticipate that our gross profit margins will remain between 45% and 50% through the balance of fiscal 2014.

Total Operating Expenses

Our total operating expenses decreased approximately 44% to $3,423,107 for the nine months ended March 31, 2014 as compared to $6,126,801 for the nine months ended March 31, 2013. These changes include:

•           Marketing and selling. For the nine months ended March 31, 2014, marketing and selling costs were $226,890 as compared to $1,091,393 for the nine months ended March 31, 2013, a decrease of $864,503 or approximately 79%.  The decrease was due to a decrease in sales and marketing related headcount and stock-based consulting expense during the nine months ended March 31, 2014 versus the prior year.

•           Depreciation and amortization expense. For the nine months ended March 31, 2014, depreciation and amortization expense amounted to $462,237 as compared to $123,689 for the nine months ended March 31, 2013.  The increase was primarily due to the acquisition of Computers & Tele-com, Inc. and subsidiary in October, 2013.

•           Research and Development. For the nine months ended March 31, 2014 research and development costs were $780,554 as compared to $817,737 for the nine months ended March 31, 2013, a decrease of $37,183 or approximately 5%.

•           General and administrative expense. For the nine months ended March 31, 2014, general and administrative expenses were $1,953,426 as compared to $4,093,982 for the nine months ended March 31, 2013, a decrease of $2,140,556 or approximately 52%.  For the nine months ended March 31, 2014 and 2013 general and administrative expenses consisted of the following:

	Fiscal Q3	Fiscal Q3
	2014	2013
Occupancy	$ 97,828	$ 27,079
Consulting	796,235	1,132,398
Employee compensation	506,989	922,766
Professional fees	141,995	432,481
Internet/Phone	17,224	7,122
Travel/Entertainment	27,030	36,965
Investor Relations	(691)	1,341,155
Insurance	18,319	16,229
Other	348,497	177,787
	$ 1,953,426	$ 4,093,982

•

For the nine months ended March 31, 2014, Occupancy expense increased to $97,828 as compared to $27,079.  Occupancy expense is higher due to the acquisition of Computers & Tele-com, Inc. and subsidiary, in October, 2013.

•

For the nine months ended March 31, 2014, Consulting expense decreased to $796,235 as compared to $1,132,398, a decrease of $336,163.  The decrease was due to lower consulting expense incurred related to business development efforts compared to the prior fiscal year.

•

For the nine months ended March 31, 2014, salaries and related expenses decreased to $506,989 as compared to $922,766. Employee compensation is lower primarily due to lower stock-based compensation as compared to the prior year.

•

For the nine months ended March 31, 2014, Professional fee expense decreased to $141,995 as compared to $432,481.  Professional fee expense decreased primarily due to lower litigation and lower legal fees incurred in the normal course of business.

•

For the nine months ended March 31, 2014, travel and entertainment expense decreased to $27,030 as compared to $36,965.  Travel and entertainment expense decreased as a result of decreased travel for merger and acquisition activities, and general corporate purposes.

•	For the nine months ended March 31, 2014, Other expense amounted to $348,497 as compared to $177,787 for the nine months ended March 31, 2013, an increase of $170,710, or 96%.

•

For the nine months ended March 31, 2014 Investor relations expense decreased to ($691) as compared to $1,341,155 for the nine months ended March 31, 2013. The decrease is due to substantially lower general investor relations activity.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2014.

LOSS FROM OPERATIONS

We reported a loss from operations of $3,176,270 for the nine months ended March 31, 2014 as compared to a loss from operations of $5,803,333 for the nine months ended March 31, 2013, a decrease of $2,627,063 or approximately 45%.

OTHER INCOME (EXPENSES)

Interest expense. For the nine months ended March 31, 2014, interest expense amounted to $466,844 as compared to $1,426,898 for the nine months ended March 31, 2013, a decrease of $960,054 or 82%.  The decrease in interest expense is primarily attributable to the lower amortization of deferred financing costs, and the decrease in borrowings and certain interest bearing liabilities.

Loss on impairment of intangible assets.  For the nine months ended March 31, 2014, we incurred a loss on the impairment of intangible assets of $1,941,050, which related to the acquisition of Computers & Telecom, Inc. and subsidiary in October, 2013.  We did not incur a similar expense in the nine months ended March 31, 2013.

Loss on extinguishment of debt.  For the nine months ended March 31, 2014, we incurred a loss on the extinguishment of debt of $768,463, which related to the payoff of the convertible note payable due to Sand Hill Finance at a share price below the contractual conversion price, in August, 2013.  We did not incur a similar expense in the nine months ended March 31, 2013.

Gain on change of fair value of derivative liability.  For the nine months ended March 31, 2014 we incurred a decrease in the value of the derivative liability of $176,564 as compared to a decrease in the value of the derivative liability of $4,352,711 for the nine months ended March 31, 2013.  The variance is primarily attributable to the change in the Company’s stock price.

NET LOSS

Our net loss was $6,176,063 for the nine months ended March 31, 2014 compared to a loss of $2,877,519 for the nine months ended March 31, 2013.

Three Month Period ended March 31, 2014

Revenues

For the three months ended March 31, 2014, we reported revenues of $176,483 as compared to revenues of $455,144 for the three months ended March 31, 2013, a decrease of $278,661 or approximately 61%.  The decrease is primarily due to lower data storage revenue, along with a shift in the business focus to the data center operations related to our acquisition of Computers & Telecom, Inc. and KCNAP, which occurred in October, 2013.

Cost of Sales

Our cost of sales consists primarily of the costs of providing wireless and fiber bandwidth and colocation services.  For the three months ended March 31, 2014 cost of sales was $75,357 or approximately 42.7% of revenues, compared to $254,119, or approximately 55.8% of revenues, for the three months ended March 31, 2013. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily the result of the mix of higher margin products and services sold in the three month period ended March 31, 2014 versus the prior year period.  We anticipate that our gross profit margins will remain between 45% and 50% through the balance of fiscal 2014.

Total Operating Expenses

Our total operating expenses decreased approximately 93% to $161,054 for the three months ended March 31, 2014 as compared to $2,432,536 for the three months ended March 31, 2013. These changes include:

•           Marketing and selling. For the three months ended March 31, 2014, marketing and selling costs were $40,198 as compared to $480,175 for the three months ended March 31, 2013, a decrease of $439,977 or approximately 92%.  The decrease was due to a decrease in sales and marketing related headcount during the three months ended March 31, 2014 versus the prior year.

•           Depreciation and amortization expense. For the three months ended March 31, 2014, depreciation and amortization expense amounted to $180,493 as compared to $52,977 for the three months ended March 31, 2013.  The increase was primarily due to the acquisition of Computers & Tele-com, Inc. and subsidiary in October, 2013.

•           Research and Development. For the three months ended March 31, 2014, research and development costs were $86,177 as compared to $198,418 for the three months ended March 31, 2013, a decrease of 112,241 or approximately 57%.  The decrease is primarily due to lower headcount.

•           General and administrative expense. For the three months ended March 31, 2014, general and administrative expenses were $(145,814) as compared to $1,700,966 for the three months ended March 31, 2013, a decrease of $1,846,779 or approximately 109%.  For the three months ended March 31, 2014 and 2013 general and administrative expenses consisted of the following:

	Fiscal Q3	Fiscal Q3
	2014	2013
Occupancy	$ 47,675	$ 10,202
Consulting	25,012	972,015
Employee compensation	(335,699)	368,647
Professional fees	42,144	47,778
Internet/Phone	5,595	1,946
Travel/Entertainment	2,595	3,413
Investor Relations	26,229	273,999
Insurance	8,591	3,616
Other	32,046	19,351
	$ (145,814)	$ 1,700,966

•

For the three months ended March 31, 2014, Occupancy expense increased to $47,675 as compared to $10,202. Occupancy expense is higher due to the acquisition of Computers & Tele-com, Inc. and subsidiary, in October, 2013.

•

For the three months ended March 31, 2014, Consulting expense decreased to $25,012 as compared to $972,015, a decrease of $947,003, or 97%.  The decrease was due to lower consulting expense incurred related to business development efforts in the current fiscal year as compared to the prior year period.

•

For the three months ended March 31, 2014, salaries and related expenses decreased to ($335,699) as compared to $368,647. Employee compensation is lower primarily due to the return and cancellation of restricted share compensation in the current fiscal quarter, which was expensed in the prior fiscal year.  Excluding that adjustment, compensation expense during the three months ended March 31, 2014 totaled $168,301, which is lower than the prior year due to reduced headcount and other expense control efforts.

•

For the three months ended March 31, 2014, Professional fee expense decreased to $42,144 as compared to $47,778.  Professional fee expense decreased primarily due to lower legal fees incurred in the normal course of business.

•

For the three months ended March 31, 2014, travel and entertainment expense decreased to $2,595 as compared to $3,413.  Travel and entertainment expense decreased as a result of decreased travel for merger and acquisition activities, and general corporate purposes.

•	For the three months ended March 31, 2014, Other expense amounted to $32,046 as compared to $19,351 for the three months ended March 31, 2013, an increase of $12,695, or 65%.

•

For the three months ended March 31, 2014 Investor relations expense decreased to $26,229 as compared to $273,999 for the three months ended March 31, 2013. The decrease is due to substantially lower general investor relations activity.

We anticipate that general and administrative expenses will continue to remain flat during the balance of fiscal 2014.

LOSS FROM OPERATIONS

We reported a loss from operations of $59,928 for the three months ended March 31, 2014 as compared to a loss from operations of $2,231,512 for the three months ended March 31, 2013, a decrease of $2,171,584 or approximately 97%.

OTHER INCOME (EXPENSES)

Interest expense. For the three months ended March 31, 2014, interest expense amounted to $316,192 as compared to $206,759 for the three months ended March 31, 2013, an increase of $109,433 or 53%.  The increase in interest expense is primarily attributable to the higher amortization of deferred financing costs and loan discounts, offset by the decrease in borrowings and certain interest bearing liabilities.

Gain (loss) on change of fair value of derivative liability.  For the three months ended March 31, 2014 we incurred a decrease in the value of the derivative liability of $105,065 as compared to a decrease in the value of the derivative liability of $313,993 for the three months ended March 31, 2013.

NET LOSS

Our net loss was $271,055 for the three months ended March 31, 2014 compared to a loss of $2,124,277 for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Net cash used by operating activities was $1,500,887 for the nine months ended March 31, 2014 as compared to net cash used in operating activities of $2,448,468 for the nine months ended March 31, 2013, a decrease of $947,581.  For the nine months ended March 31, 2014, we had a net loss of $6,176,063, along with non-cash expense of $4,618,388, including a decrease in derivative liability of $176,564, offset by changes in assets and liabilities of $56,788.  During the nine months ended March 31, 2014 we experienced a decrease in accounts receivable of $7,390, and a decrease in accounts payable and accrued liabilities during the period of $72,679.  For the nine months ended March 31, 2013, we had a net loss of $2,877,519, along with non-cash expense of $209,408, and a decrease in derivative liability of $2,038,064, offset by changes in assets and liabilities of $638,459.  During the nine months ended March 31, 2013 we experienced a decrease in accounts receivable of $789,776, and a decrease in accounts payable and accrued liabilities during the period of $63,082.

Net cash used in investing activities for the nine months ended March 31, 2014 and 2013 was $23,319 and $197,838, respectively.

Net cash provided by financing activities for the nine months ended March 31, 2014 was $1,449,849 as compared to net cash provided of $1,931,616 for the nine months ended March 31, 2013. For the nine months ended March 31, 2014, net cash provided by financing activities related to proceeds from convertible notes payable of $481,092 and proceeds from the exercise of common stock options of $782,483, proceeds from the sale of restricted stock of $70,000, proceeds from a note payable with related parties of $75,000, and proceeds from the exercise of warrants of $53,480, offset by repayments on notes payable of $12,206.  For the nine months ended March 31, 2013, net cash provided by financing activities related to proceeds from notes payable of $373,823 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $960,573, proceeds from the sale of restricted stock of $564,513, proceeds from a note payable with related parties of $111,000, and proceeds from the exercise of warrants of $172,540, offset by repayments on notes payable of $250,833 which were to pay down the balance on the Sand Hill Finance LLC factoring line.

At March 31, 2014 we had a working capital deficit of $2,119,130 and an accumulated deficit of $51,099,552.  The report from our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2013 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. Our sales were not sufficient to pay our operating expenses. We reported a net loss of $6,176,063 for the nine months ended March 31, 2014. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At March 31, 2014 we had cash on hand of $4,815.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred During the nine months  ended March 31, 2014, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

In January, 2014, we issued 2,000,000 shares of common stock at a per share price of $0.012, valued at $24,000 to an executive officer as compensation. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2014, we issued 8,000,000 shares of common stock at a per share price of $0.0124, valued at $91,200 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

ICEWEB, INC.

By: /s/ Rob Howe III.
May 15, 2014	Rob Howe III,
President, principal executive officer

By: /s/ Mark B. Lucky
May 15, 2014	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer