Form 10-KT
period 2014-06-30
ICEWEB INC
filed 2014-10-14
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

 ☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
 ☑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2013 to June 30, 2014

Commission File Number 000-27865

IceWEB, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2640971
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

4126 Leonard Drive, Fairfax, VA 22030	64106
(Address of principal executive offices)	(Zip Code

Registrant’s telephone number, including area code:  816-979-1893
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act       Yes ☐ No☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☑

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐ Accelerated filer  ☐ Non-accelerated filer   ☐Smaller reporting company   ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on December 31, 2013 was $6,836,743.

The number of common shares issued and outstanding as of October 8, 2014 was 3,457,255,625 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms the “Company”, “IceWEB”, "we", "our", and "us" refers to IceWEB, Inc., a Delaware corporation, and our subsidiaries. When used in this report, “fiscal year 2013” or “Fiscal 2013” means the twelve months ended September 30, 2013,“fiscal year 2014” or “Fiscal 2014” means the nine month transition period ended June 30, 2014 and “fiscal Year 2015” or “Fiscal 2015” means the twelve months ended June 30, 2015.

PART I

ITEM 1. BUSINESS.

BUSINESS OF ICEWEB

OVERVIEW

With our acquisition of Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC”) in October 2013, IceWEB provides wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.  In addition, through our IceWEB Storage Corporation subsidiary we can deliver on-line cloud computing application services, other managed services such as Disaster Recovery, Archive Storage, Redundant File Storage, Redundant Broadband Services and Business Continuity Services.

CTC operates a wireless internet service business, providing various technologies for wireless broadband, including FCC Licensed Wireless, to small and medium-size businesses in the metro Kansas-City, Missouri and Kansas City, Kansas area.  Through our network of broadband carriers, we provide services in other US markets as well.  In addition, CTC offers the following solutions: (i) premium data center co-location, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services (iv) Business Class Voice over IP services (v) Cloud-based PBX services (vi) Private and Public Cloud services and (vii) Private Network services.

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

IceWEB unified data storage line of products
As customer requirements have migrated from deploying physical on premise hardware to increasing use of a cloud-centric Information Technology strategy, we are transitioning out of our hardware assembly business, while we continue to maintain those customers whose support agreements remain in effect.  Unified storage continues to be a significant area of focus for customers who require various types of storage in our Kansas City and affiliated datacenters and Wireless Internet Service Provider (WISP) businesses.

Competitive Landscape
We compete as well as cooperate (in a “co-opetition model”) with business class wireless, land-based and cloud based providers of broadband and datacenter services.  Our flexibility and nimble ability to quickly deploy business class services, particularly in areas in which major carriers such as AT&T and TW Telecom do not offer such services, gives us both a competitive and sustainable advantage.  We successfully compete for standard business users in the hospitality, medical, professional services, manufacturing, food services, distribution, governmental, human resources and general retail areas with our robust offerings, our deep understanding of requirements, design strategies, and rapid deployment.  A significant market in which we excel and in which we frequently work with our competitors in a “co-opetition” fashion is the “pop-up” event market requiring very short-term setup and takedown of complex network deployments ether for public or private events, or for short term construction deployments for which land-based broadband is not feasible or available in a timely way.

Cloud Computing Products and Services
Following market conditions and preferences, we have evolved from being strictly a hardware assembler to a provider of cloud and complex broadband services. We have focused our engineering and research and development efforts on crafting our products to perform as “smart infrastructure” to facilitate the highly complex application centric requirements of companies moving to a cloud-based IT strategy. A smart infrastructure addresses the myriad of implementation issues faced by companies moving from a premise-based IT strategy to a cloud based one.  Complex switching, routing, cabling, monitoring and storage all require the types of both physical and intellectual infrastructure our facilities and deployment strategies provide.

By implementing our smart infrastructure and network design approaches we are able to quickly deploy all of the benefits of cloud computing, while reducing the potential for security breaches. High performance data transfers are maintained by back-hauling the data and replicating it from remote branch offices across existing wide area network links to our IT infrastructure. This “hardware-agnostic” approach to providing smart infrastructure is the approach being taken by the customers we seek as they implement their cloud-based IT strategies.

Customers
Our products have been sold to customers in the U.S., Canada and Europe across a broad range of industries, including GIS, oil and gas, state, local and federal government, hospitality, professional services, manufacturing, food services, distribution and healthcare. We believe that our customers have a high level of satisfaction with our products and services.

Sales and Marketing
We sell our products via a “channel-based” model and through a direct sales force.  In a channel-based sales model, companies with products or services build partnerships with systems integrators, agents, manufacturers, value-added resellers, IT consultants and value-added distributors leveraging the sales resources of those groups to drive sales of products and services. We believe that the value of a channel-based sales model is twofold. First it allows us to grow total sales volume significantly while keeping sales staff, and our general and administrative expenses, low. Rather than building a significant direct sales force of our own, this model allows us to build a small channel organization responsible for identification, training and support of partner organizations to ensure their success and productivity. The second value of the channel-based model is that partners bring their own knowledge of key accounts and have relationships already in place which compresses the sales cycle and increases the close ratio on new business, with the goal of generating more sales for our company’s products and services.

We continue to aggressively pursue partner agreements to increase our sales and market exposure and footprint. These partner agreements typically take between three and six months to develop prior to materially increasing sales revenues.

Competition
The market for our products and services is highly competitive and likely to continue to be competitive in the future.  Competition in our product and service areas has a relatively high barrier to entry, however, as the build out of and deployment of smart infrastructure and development of the expertise to provide its concomitant services requires significant investment in infrastructure, training, development, licensure and time.

We believe that we compete effectively across all of these factors. In particular, we believe that our smart infrastructure provides significant competitive advantages in terms of performance, scalability, ease of management and low total cost of ownership. Historically, our direct sales and our reseller partners have provided us with a significant number of reference accounts which address credibility and helps in our marketing efforts to new customers.

Many of the competitors especially in the larger urban markets have longer operating histories, better name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources than we have. Competitors may also be able to devote greater resources to the development, promotion, sale and support of their products. Competitors may also have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers.

Research and Development
Research and development expenses consist primarily of personnel-related expenses, costs of prototype equipment, costs of using contractors, allocated facility and IT overhead expenses and depreciation of equipment used in research and development activities. We expense research and development costs as incurred. Our research and development expenses were $292,750 and $1,246,060 in Fiscal 2014 and Fiscal 2013, respectively.   We anticipate that our research and development costs will continue to decline as a percentage of revenue in Fiscal 2015.

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

On October 1, 2013 we acquired 100% of the outstanding stock of Computers and Tele-Comm., Inc., a Missouri corporation (“CTCI”), and its wholly owned subsidiary, KC NAP, LLC (“KC NAP”) in exchange for 9,568,400 shares of common stock.  Concurrently, and as part of the share exchange agreement, the Company issued shares to retire an outstanding debt owing by CTCI to Streamside Partners, LLC, which totaled $155,000, and other debts of CTCI totaling $267,823, in exchange for 13,485,798 shares of our $0.001 par value common stock (such transactions taken together are sometimes referred to herein as the “Share Exchange”).  As a result of the Share Exchange, we are now the holding company of CTCI and we now operate a company in the business of operating data centers and providing Information Technology (“IT”) services.  The acquisition was accounted for using the purchase method of accounting.

EMPLOYEES

At September 19, 2014 we had 9 full-time employees, including our executive officer.  None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

ITEM 1A. RISK FACTORS.

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

We had an accumulated deficit of approximately $52.8 million at June 30, 2014. For the nine months ended June 30, 2014, we had a net loss of approximately $4.9 million and for the years ended September 30, 2013 and 2012, we had a net loss of approximately $7.1 million and approximately $6.5 million, respectively. In the nine months ended June 30, 2014, cash used in operations was approximately $1.3 million.  The report of our independent registered public accounting firm on our consolidated financial statements for the nine months ended June 30, 2014 contains a qualification expressing substantial doubt as to our ability to continue as a going concern as a result of net losses and cash used in operations. We cannot assure prospective investors that sales will increase in future periods, nor can we assure prospective investors that they will not further decrease. We expect to potentially make significant expenditures related to the development of the business, potentially including hiring additional personnel relating to sales and marketing, customer service and support and technology development. As a result of these increased expenditures, we will be required to generate and sustain increased revenue to achieve profitability. As long as cash flow from operations remains insufficient to fund operations, we will continue depleting cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, prospective investors could lose all of their investment in our company.

OUR SALES HAVE DECLINED SUBSTANTIALLY FROM PRIOR PERIODS AND THERE ARE NO ASSURANCES OUR SALES WILL RETURN TO HISTORIC LEVELS.

Our acquisition of CTC & KC NAP in October, 2013 concurrent with our transition from the hardware assembly business caused our revenue to decline.  Our revenues from CTC KC NAP throughout the fiscal period have either maintained their levels or have shown slight increases, but there is no assurance that our revenues will return to previous levels in the near future.

WE MAY NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS, IF AT ALL. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND TO FUND OUR ONGOING OPERATIONS MAY BE IN JEOPARDY.

Historically, our operations have been financed primarily through the issuance of equity and short-term loans. Capital is typically needed not only to fund ongoing operations and to pay existing obligations, but capital is also necessary if we wish to acquire additional assets or companies and for the effective integration, operation and expansion of these businesses. Future capital requirements, however, depend on a number of factors, including the ability to internally grow revenues, manage the business and control expenses. At June 30, 2014, we had a working capital deficit of $3.1 million as compared to a working capital deficit of $7 million at September 30, 2013. We may need to raise additional capital to fund ongoing operations, pay existing obligations and fund future growth. There are no assurances that additional working capital will be available in the future upon terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs, make additional acquisitions, grow the company, and continue our existing business and operations may be in jeopardy. In this event, prospective investors could lose all of their investment in our company.

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

OUR BUSINESS HAS INHERENT OPERATIONAL RISKS THAT CANNOT BE ADEQUATELY COVERED BY INSURANCE OR INDEMNITY.

We may face unanticipated risks of legal liability for damages caused by the actual or alleged failure of technologies and products that we supply. We sell products to a variety of large entities, and because of our size, we have limited ability to negotiate favorable commercial terms in our product purchase/sale documentation. While we have attempted to secure appropriate insurance coverage at reasonable cost it is not possible to insure against all risks inherent in the markets we serve, nor can we assure investors that our insurers will pay a particular claim, or that we will be able to maintain coverage at reasonable rates in the future. Substantial claims resulting from a failure of a product to perform in excess of or not otherwise covered by indemnity or insurance could harm our financial condition and operating results. Insurance policies also contain deductibles, limitations and exclusions which increase our costs in the event of a claim.

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

Our efforts to protect our intellectual property rights may not:

●	prevent challenges to, or the invalidation or circumvention of, existing intellectual property rights;
●	prevent competitors from independently developing similar products or duplicating our products;
●	provide adequate protection for intellectual property rights;
●	prevent disputes with third parties regarding ownership of our intellectual property rights;
●	prevent disclosure of trade secrets and know-how to third parties or their release into the public domain; or
●	prevent our company from being subject to claims of infringement of the intellectual property rights of third-parties.

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

 WE HAVE BEEN ENGAGED IN VARIOUS LEGAL DISPUTES WHICH COULD IMPACT OUR COMPANY AND OUR SUPPLIER RELATIONSHIPS.

We are currently engaged in six legal proceedings. These legal proceedings relate to non-payment of vendors. Claims relating to these proceedings currently total approximately between $50,000 and $75,000. These and/or the remaining and/or future potential legal proceedings could impact our financial position and/or our relationships with customers, vendors, suppliers, distributors and/or other parties.

 RISKS RELATING TO ICEWEB’S COMMON STOCK

THE EXERCISE OF WARRANTS AND OPTIONS AND THE CONVERSION OF SHARES OF OUR SERIES B CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At June 30, 2014 we had outstanding:

●	695, 941,098 shares of our common stock,
●	626,667 shares of Series B Convertible Preferred Stock owned by the estate of our former Chief Executive Officer which is convertible into 626,667 shares of our common stock,
●	400,000 shares of Series AA Preferred Stock owned by UnifiedOnline! LLC,
●	Common stock purchase warrants to purchase a total of 2,387,668,364 shares of our common stock with exercise prices ranging from $0.055 to $0.0007 per share
●
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

In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors.  We presently have outstanding 626,667 shares of Series B convertible preferred stock owned by the estate of former CEO and Chairman John R. Signorello and 400,000 shares of Series AA Preferred Stock owned by UnifiedOnline! LLC. Our board of directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Act and rules subsequently implemented by the Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to continue to increase compliance costs in 2014 and beyond and to make certain activities more time consuming and costly than if we were not a public company. As a public company, we also expect that these rules and regulations may make it more difficult and expensive to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers.

OUR STOCK PRICE MAY BE VOLATILE IN RESPONSE TO MARKET AND OTHER FACTORS.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	competitive pricing pressures;
●	ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited public float in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	sales of common stock
●	ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory or legal developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

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

If it becomes necessary for us to issue additional shares of common stock in the future at prices below the prices that trigger the anti-dilution protections in connection with previous private offerings, we will be required to issue such additional shares and lower the warrant exercise price of the existing warrants, in order to account for the dilutive impact of such future issuances. The anti-dilutive protections are known as “full-ratchet” protections, meaning that the additional shares of common stock to be issued, and the new exercise price of the warrants, will match the lowest price at which we issue additional shares of common stock in the future. These additional shares of common stock, and warrants to purchase additional shares of common stock, if exercised, could result in substantial future dilution to the holders of our common stock. We currently have warrants outstanding to purchase 2,338,703,090 shares of common stock which contain “full-ratchet” protections.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

 Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES.

In February 2009, we entered into a two year lease for approximately 6,978 square feet of office space in which our principal executive offices are located for annual base rental of approximately $74,400.  We terminated our tenancy at this location on October 31, 2013.  We lease office space in Kansas City Missouri at two locations totaling 6,875 square feet.  These operating leases are standard commercial leases. We believe these facilities are suitable and adequate for our present purposes.

ITEM 3. LEGAL PROCEEDINGS.

At June 30, 2014 the Company is the subject of, or party to, six known, pending or threatened, legal actions. Following is a discussion of each:

1.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on May 28, 2010 in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff obtained a judgment for $16,322 plus interest and costs.  The Company is seeking an out-of-court settlement.

2.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on September 15, 2010 in the General District Court of Fairfax County, Virginia.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The plaintiff obtained a Consent Judgment for $12,900 in compensatory damages plus $58 in costs.  The Company is seeking an out-of-court settlement.

3.
The Company was named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) on August 10, 2012 in the General District Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay for delivery of services provided by plaintiff.  The plaintiff was granted a judgment by consent in the amount of $12,920.  The Company is seeking an out-of-court settlement.

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that IceWEB failed to pay the full amount owed for services. The plaintiff is seeking $17,250 plus attorney’s fees, interest and cots.  The Company is vigorously contesting this case.

5.
The Company initiated a suit against WANsecurity on November 13, 2013 in the Jackson County Circuit Court of Kansas City, Missouri to prevent WANsecurity from taking action that could cause significant disruptions to the Company’s customers.  The matter is set for trial on June 1, 2015.  The matter is currently in active settlement negotiation.

6.
The Company was named as the defendant in a legal proceeding brought by Robert Half International (the plaintiff) on June 23, 2014 in the Jackson County Associate Circuit Court of Kansas City, Missouri.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The Company settled for $3,500 and, once proceeds have cleared, a Stipulation of Dismissal will be filed.  This matter will be dismissed before the end of October 2014.

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

	High	Low
Fiscal 2012
First quarter ended December 31, 2011	$0.195	$0.010
Second quarter ended March 31, 2012	$0.1847	$0.106
Third quarter ended June 30, 2012	$0.181	$0.107
Fourth quarter ended September 30, 2012	$0.1399	$0.050

Fiscal 2013
First quarter ended December 31, 2012	$0.0825	$0.0570
Second quarter ended March 31, 2013	$0.0640	$0.0320
Third quarter ended June 30, 2013	$0.0421	$0.0227
Fourth quarter ended September 30, 2013	$0.0389	$0.0225

Nine months ended June 30, 2014
First quarter ended December 31, 2013	$0.0148	$0.0105
Second quarter ended March 31, 2014	$0.0055	$0.0042
Third quarter ended June 30, 2014	$0.0016	$0.0012

As of October 3, 2014 the last sale price of our common shares as reported on the OTC Bulletin Board was $0.0001 per share. As of October 3, 2014, there were approximately 6,500 record owners of our common stock.

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

Recent Sales of Unregistered Securities

Nine Months Ended June 30, 2014 Transactions
In November, 2013 we issued 7,000,000 shares of common stock at a per share price of $0.01386, valued at $97,000 to an accredited investor for services rendered.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

In November, 2013 we issued 3,000,000 shares of common stock at a per share price of $0.00606 valued at $18,180 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In December, 2013 we issued 4,500,000 shares of common stock at a per share price of $0.00594 valued at $26,730 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

In February, 2014, we issued 2,000,000 shares of common stock at a per share price of $0.01160, valued at $23,200 to an accredited investor for services rendered.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2014 we issued 7,000,000 shares of common stock at a per share price of $0.00600 valued at $42,000 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2014 we issued 5,000,000 shares of common stock at a per share price of $0.00420 valued at $21,000 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2014 we issued 8,000,000 shares of common stock at a per share price of $0.00246 valued at $19,680 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In April, 2014 we issued 7,000,000 shares of common stock at a per share price of $0.00246 valued at $17,220 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In May, 2014 we issued 29,880,550 shares of common stock at a per share price ranging from $0.00120 to $0.00180 valued at $41,856.66 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In June, 2014 we issued 83,231,313 shares of common stock at a per share price ranging from $0.00190 to $0.0012, in full satisfaction of $86,840 of principal and interest due under a convertible note. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In June, 2014 we issued 45,454,545 shares of common stock at a per share price of $0.00066 valued at $30,000 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In June, 2014 we issued 18,000,000 shares of common stock at a per share price of $0.00102 valued at $18,360 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Transactions after June 30, 2014:
In July, 2014, we issued 97,500,000 shares of common stock, at the original conversion terms, at a per share price ranging from $0.0006 to $0.00024 valued at $35,250 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In July, 2014, we issued 52,958,333 shares of common stock, at the original conversion terms, at a per share price of $0.00024 valued at $12,710 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In July, 2014, we issued 142,872,361 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00048 to $0.00024 valued at $48,400 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In August, 2014, we issued 47,845,667 shares of common stock, at the original conversion terms, at a per share price of $0.00018 valued at $8,612, in full satisfaction of $62,222 of principal and interest due under a convertible note. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In August, 2014, we issued 347,130,555 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00018 to $0.00010 valued at $42,410 in full satisfaction of $55,120 of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In August, 2014, we issued 376,802,778 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00018 to $0.00006 valued at $38,714 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In September, 2014, we issued 530,895,833 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00008 to $0.00006 valued at $33,360 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In September, 2014, we issued 377,184,334 shares of common stock, at the original conversion terms, at a per share price of $0.00006 valued at $22,631 in full satisfaction of $109,745 of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In September, 2014, we issued 659,883,333 shares of common stock, at the original conversion terms, at a per share price ranging of $0.00006 valued at $39,593 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In October, 2014, we issued 128,241,333 shares of common stock, at the original conversion terms, at a per share price of $0.00006 valued at $7,694 in full satisfaction of $47,287 of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. It should be read in conjunction with the accompanying consolidated financial statements and notes.  MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
●	Results of Operations. An analysis of our financial results comparing the nine month transition period ended June 30, 2014 to Fiscal 2013.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
●	Off Balance-Sheet Arrangements.
●	Recent Accounting Pronouncements.

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

OVERVIEW

IceWEB is a provider of high performance network services (wireless, wireline and fiber), ISP services, private networking services, datacenter services and storage solutions.  Our wireless point-to-point network and private fiber ring provide customers with a unique capability for not only high speed business to business networking, but also redundant backup circuitry for disaster preparedness purposes.  Our datacenter provides highly secure, power-dense rack and cross-connect capabilities to business customers seeking co-location, disaster recovery, managed services and business continuity capability.  The efficiency of our location and our solar assisted power generation enables our low cost of operations.

In addition to lower capital expenditures for the enterprise, by outsourcing IT capabilities through our networks to our datacenters, customers can increase the security of their data assets while increasing the availability to their users’ off-premise.  Utilizing our smart infrastructure, customers can also avail themselves of rapid deployment of event-based wireless capabilities saving them time and money and providing optimum time savings for broadband-remote locations.

Through our acquisition of Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC”) in October 2013, IceWEB now provides these wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to highly efficient Internet routes provides customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.

CTC operates a wireless internet service business, providing wireless broadband to small and medium size businesses in the metro Kansas-City, Missouri area.  In addition CTC offers the following solutions: (i) premium data center co-location, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services.

We leverage our NAP which allows our customers to increase information and application delivery performance. Our platform enables scalable, reliable and cost-effective co-location, interconnection and traffic exchange.

Our customer base includes U.S. government agencies, enterprise companies, and small to medium sized businesses in hospitality, healthcare, retail and other market spaces (“SMB”).

 We anticipate revenues for fiscal 2015 will increase as a result of organic growth, the introduction of new products and services, such as additional cloud services offerings through alliances and strategic partnerships with other ISPs and wireless providers, and other products sold through our resellers and OEM partners. There are no assurances, however, that our revenues will return to historic levels.

RESULTS OF OPERATIONS

NINE MONTH TRANSITION PERIOD ENDED JUNE 30, 2014 AS COMPARED TO FISCAL YEAR 2013

The following table provides an overview of certain key factors of our results of operations for the nine month transition period ended June 30, 2014 as compared to fiscal year 2013:

	Nine Months Ended	Year Ended
	June 30,	September 30,	$	%
	2014	2013	Change	Change
Net Revenues	$722,784	$977,368	$(254,584)	(26.0%)
Cost of sales	472,552	555,228	(82,676)	(14.9%)
Operating Expenses
Sales and marketing	114,271	841,625	(727,354)	(86.4%)
Depreciation	521,849	215,237	306,612	142.5%
Research and development	292,750	1,246,060	(953,310)	(76.5%)
General and administrative	987,979	5,283,363	(4,295,384)	(81.3%)
Total Operating Expenses	1,916,849	7,586,285	(5,669,436)	(74.7%)
Loss from operations	(1,666,617)	(7,164,145)	5,497,528	(76.7%)
Total other income (expense)	(3,227,661)	55,326	(3,282,987)	(5933.9%)
Net loss	$(4,894,278)	$(7,108,819)	$2,214,541	(31.2%)

Other Key Indicators:

	Nine Months Ended	Year Ended
	June 30, 2014	September 30, 2013
Cost of sales as a percentage of revenue	65.4%	56.8%
Gross profit margin	34.6%	43.2%
Sales and marketing expense as a percentage of sales	15.8%	86.1%
General and administrative expenses as a percentage of sales	136.7%	127.5%
Total operating expenses as a percentage of sales	265.2%	776.2%

Revenues
The decrease in sales is primarily due to a shift in the business’ focus to the data center operations related to our acquisition of CTC in October 2013.

Cost of Sales and Gross Profit
Our cost of sales consists primarily of the costs of providing wireless and fiber bandwidth and colocation services.  For the nine months ended June 30, 2014 cost of sales were $472,552 or approximately 65% of revenues compared to $555,228 or approximately 57% of revenues for Fiscal year 2013.  The increase in costs of sales as a percentage of revenue and the corresponding decrease in gross profit margin was due to the change in focus of the business.  We anticipate that gross profit margin will remain between 35% and 50% during Fiscal year 2015.

Total Operating Expenses
 Our total operating expenses decreased approximately 75% for the nine month period ended June 30, 2014 as compared to the year ended September 30, 2013. The changes include:

●
Sales and Marketing. Sales and marketing expense includes salaries, commission, telephone and travel and entertainment expenses for direct and indirect sales personnel. For the nine month period ended June 30, 2014, sales and marketing decreased approximately 86% from Fiscal 2013. The decrease was due primarily to decreased sales and marketing headcount during the nine month period ended June 30, 2014 as a result in a shift in the business focus of the company.

●	Depreciation expense. For the nine months ended June 30, 2014, depreciation expense was $521,849 compared to $215,237 for Fiscal 2013 due to the acquisition of CTC in October, 2013.

●
Research and development expense. For the nine months ended June 30, 2014, research and development expenses decreased approximately 77% from Fiscal 2013 due to lower headcount and a shift in the business focus due to the acquisition of CTC in October, 2013.

●
General and administrative expense.  For the nine months ended June 30, 2014, general and administrative expenses decreased approximately 81% from Fiscal 2013. For the nine months ended June 30, 2014 and Fiscal 2013, general and administrative expenses consisted of the following:

	Nine Months Ended	Year Ended
	June 30,	September 30,
	2014	2013
Occupancy	$68,426	$33,144
Consulting	186,882	1,712,926
Employee compensation	119,886	2,106,373
Professional fees	139,163	238,480
Internet and phone	52,242	9,672
Travel and entertainment	34,692	37,603
Investor relations	132,844	737,323
Insurance	42,353	22,259
Other	211,491	385,583
	$987,979	$5,283,363

The principal changes between the two periods include:

●	For the nine months ended June 30, 2014, occupancy expense increased approximately 106% from Fiscal 2013 due to the acquisition of CTC in October 2013.

●
For the nine months ended June 30, 2014, consulting expense decreased approximately 90% due to a reduced use of consultants for business development efforts as well as reduced non-recurring stock-based consulting fees related to merger and acquisition activity in Fiscal 2013.

●
For the nine months ended June 30, 2014 employee compensation which includes related taxes and benefits decreased approximately $2 million primarily due to the return and cancellation of restricted share compensation which was expensed in the prior fiscal year.  Excluding that adjustment, compensation expense during the nine month period totaled $442,886, which is lower than Fiscal 2013 due to reduced headcount and lower stock-based compensation expense.

●	For the nine months ended June 30, 2014, professional fees decreased approximately 41% due to lower litigation and legal fees incurred in the normal course of business as compared to Fiscal 2013.

●	For the nine months ended June 30, 2014, investor relations decreased approximately 81% as compared to Fiscal 2013 due to substantially lower general investor relations activity.

●	For the nine months ended June 30, 2014, insurance expense increased approximately 90% from Fiscal 2013 due to higher premiums paid for directors and officer’s insurance.

●	For the nine months ended June 30, 2014, other expense decreased approximately 45% from Fiscal 2013 primarily due to a decrease in bad debt expense and other cost control measures.

Loss from Operations
We reported a loss from operations of $1.7 million for the nine month period ended June 30, 2014 as compared to a loss from operations of $7.2 million for Fiscal 2013.

Total Other Income (Expenses)
Loss on change in derivative liability.  For the nine month period ended June 30, 2014 we had a loss on the change in derivative liability of $61,221 as compared to a gain on the change in derivative liability of $987,075 in Fiscal 2013.  This represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding variably-priced warrants.  The variance is primarily attributable to the change in the Company’s stock price.

Loss on extinguishment of debt. For the nine month period ended June 30, 2014 we had a loss on extinguishment of debt of $265,311 related to the sale and assignment of the Agility Master Lease and Equipment Schedule to a third party, UO! IP of NC, LLC.  UO! IP of NC, LLC is a related party to the holder of the Series AA Preferred Stock, Unified Online! LLC.   For Fiscal 2013 we had a loss on extinguishment of debt related to the payoff of our outstanding convertible debenture payable to Sand Hill Finance, LLC of $481,588.
Impairment of Goodwill.  For the nine months ended June 30, 2014, we incurred a loss on the impairment of intangible assets of $2.1 million which related to the acquisition of CTC in October 2013.  We did not incur a similar expense in Fiscal 2013.

Interest Expense.  For the nine month period ended June 30, 2014, interest expense increased approximately 81%. The increase in interest expense is primarily attributable the interest expense on an equipment lease entered into on October 1, 2013.

Net Loss
Our net loss was $4.9 million for the nine month period ended June 30, 2014 compared to $7.1 million for Fiscal 2013, an improvement of $2.2 million or approximately 31%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

In summary, our cash flows are as follows:

	Nine months ended	Year ended
	June 30, 2014	September 30, 2013

Net cash used in operating activities	$(1,286,842)	$(2,700,609)

Net cash used in investing activities	(18,226)	(23,319)

Net cash provided by financing activities	1,352,243	2,463,986

Net increase (decrease) in cash	$47,175	$(259,942)

 At June 30, 2014, we had a working capital deficit of $3,147,603compared to a working capital deficit of $693,308 at September 30, 2013, an increase in the deficit of $2454,295. The increase in the deficit is primarily attributable to the increase in notes payable of $7641,475 due to an equipment lease entered into in October 2013, an increase in our related-party notes payable of $664,578, the increase in derivative liability of $654,273, a non-cash liability and an increase in accounts payable and accrued liabilities of $190,715.

Net cash used in operating activities was $1.3 million for the nine month period ended June 30, 2014 as compared to net cash used in operating activities of $2.7 million for Fiscal 2013, a decrease of $1.5 million.  For the nine month period ended June 30, 2014, our cash used in operations of $1.3 million consisted of a net loss of $4.9million offset by non-cash items totaling $3.6 million including items such as depreciation of $550,799, goodwill impairment of $2.1 million, loss on extinguishment of debt of $265,311, amortization of debt discount of $477,813 and other non-cash items of $74,939.  Additionally, during the nine month period ended June 30, 2014, we had a decrease in operating liabilities offset by a decrease in operating assets which increased our net loss.

For Fiscal 2013, our cash used in operations of $2.7 million consisted of a net loss of $7.1 million offset by non-cash items totaling $4.2 million including items such as depreciation of $215,237, stock based compensation of $969,600, the amortization of deferred compensation of $762,677, the loss on extinguishment of debt of $481,588, and the issuance of common stock for services of $2.5 million, offset by the change  in fair value of derivative liability of $987,075 and other non-cash items of $226,205.  Additionally, curing Fiscal 2013 we had a decrease in operating liabilities offset by a decrease in operating assets which increased our net loss.

Net cash used in investing activities for the nine month period ended June 30, 2014 was $18,226 as compared to net cash used in investing activities for Fiscal 2013 of $23,319 for property and equipment purchases.

Net cash provided by financing activities for the nine months ended June 30, 2014 $1.4 million as compared to $2.5 million for Fiscal 2013, a decrease of $1.2 million. In the nine months ended June 30, 2014, we received proceeds from the issuance of preferred stock of $116,087, proceeds from the sale of convertible notes of $427,821, proceeds from notes payable from a related party of $664,578 and proceeds from the exercise of common stock options of $271,167, offset by payments on notes payable of $127,410.

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

At June 30, 2014 we had an accumulated deficit of $52.8 million and the report from our independent registered public accounting firm on our  consolidated audited financial statements at June 30, 2014 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. In spite of our sales, there is no assurance that we will be able to maintain or increase our sales in Fiscal 2015 or that we will report net income in any future periods.

In November 2012 we entered into a Loan Agreement with IWEB Growth Fund, LLC, a company which was established by Messrs. Compton, Bush, Carosi, Pirtle and Stavish and General Soyster, our former independent directors. Under the terms of the Loan Agreement, IWEB Growth Fund agreed to make one or more loans to us up to the total principal amount of $1.5 million and as of the date hereof we have borrowed $186,000 from it under one year 12% secured notes. Under the terms of these loans, we granted IWEB Growth Fund a second position security interest in all of our assets and executed a confession of judgment. Any additional amounts to be lent to us under this master agreement are at the discretion of the lender and there are no assurances any additional funds will be available to us. In addition, there are no assurances that the terms of these loans are as favorable to us as we might have received from unrelated third parties. Lastly, should we fail to pay these obligations when due, the lender could seek to foreclose on our assets or otherwise obtain a judgment against us.

Between November 9, 2012 and July 11, 2013, IWEB Growth Fund lent us an aggregate of $186,000 under the terms of 9 separate Confession of Judgment Promissory Notes. These notes, which are identical in their terms other than the dates and principal amounts, are for a one year term and bear interest at 12% per annum payable at maturity. Embodied in each of the notes is a confession of judgment which means that should we default upon the payment of the note, we have agreed to permit IWEB Growth Fund to enter a judgment against us in the appropriate court in Virginia before filing suit against us for collection of the amounts. Pursuant to the terms of the Loan Agreement, we paid IWEB Growth Fund’s expenses of $1,500 for the preparation of the Loan Agreement and related documents. We used the net proceeds from these initial loans for general working capital.

On April 23, 2014, we entered into a Subscription Agreement with UnifiedOnline! LLC (the “Subscriber”), a Delaware limited liability company, pursuant to which the Subscriber purchased 400,000 shares of Series AA Preferred Stock.  In consideration for the Shares, Subscriber paid $116,087 to various vendors and obtained the agreement of a certain related party lessor to temporarily forbear exercising non-payment default remedies.  Since entering into the Subscription Agreement, the Subscriber has advanced $664,578 bearing interest at 10% per annum to fund general working capital.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At June 30, 2014 we had cash on hand of $56,827.

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

As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing.  There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues and maintain profitable operations in the future. If we are unable to secure the necessary additional working capital as needed, we may be forced to curtail some or all of our operations.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2014 we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

IceWEB, Inc. and Subsidiaries
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IceWEB, Inc.

We have audited the accompanying consolidated balance sheets of IceWEB, Inc. and Subsidiaries as of June 30, 2014 and September 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit and cash flows for the nine months ended June 30, 2014 and the years ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IceWEB, Inc. and Subsidiaries, as of June 30, 2014 and September 30, 2013 and 2012 and the consolidated results of their operations, comprehensive loss and their cash flows for the nine months ended June 30, 2014 and the years ended September 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses of $4,894,278, $7,108,819 and $6,485,048 for the nine months ended June 30, 2014 and the years ended September 30, 2013 and 2012, respectively and has had losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida
October 10, 2014

IceWEB, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	September 30,	September 30,
	2014	2013	2012
Assets
Current Assets:
Cash	$56,827	$9,652	$269,594
Other receivable	-	28	-
Accounts receivable, net	84,091	58,140	563,320
Inventory	19,069	163,168	282,231
Prepaid expenses	136,927	36,925	19,702
Marketable securities	3	820	72,000
Other current assets	51,708	175,551	6,875
Total Current Assets	348,625	444,284	1,213,722

Property and equipment, net of accumulated depreciation of $545,427, $1,422,488 and $1,207,253 respectively	451,843	307,868	499,785
Deposits	5,923	13,320	13,320
Marketable securities	-	-	237,600
Deferred financing costs, net	-	-	114,395
Other assets	1,545	1,545	1,545
Total Assets	$807,936	$767,017	$2,080,367

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$840,009	$649,294	$824,128
Notes payable	947,475	186,000	2,059,582
Note payable, related party	664,578	-	-
Deferred revenue	74,824	2,996	24,896
Convertible notes payable, net of discount	197,645	181,878	105,176
Derivative liability - warrants	302,065	117,424	1,104,499
Derivative liability - convertible debt	469,632	-	-
Total Current Liabilities	3,496,228	1,137,592	4,118,281

Note payable, long term portion	1,143,501	-	-

Stockholders' Deficit:
Series B and Series AA convertible preferred stock ($.001 par value; 10,000,000 shares authorized; 1,026,667 and 626,667 shares issued and outstanding, respectively)	1,026	626	626
Common stock ($.001 par value; 5,000,000,000 shares authorized; 695,941,098, 410,262,072 and 215,943,809 shares outstanding, respectively)	695,941	410,262	215,945
Additional paid in capital	48,381,461	47,233,663	38,343,043
Accumulated deficit	(52,816,224)	(47,921,946)	(40,813,128)
Accumulated other comprehensive income (loss)	(80,997)	(80,180)	228,600
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)	(13,000)
Total Stockholders' Deficit	(3,831,793)	(370,575)	(2,037,914)

Total Liabilities and Stockholders' Deficit	$807,936	$767,017	$2,080,367

See accompanying notes to consolidated financial statements

 IceWEB, Inc. and Subsidiaries
Consolidated Statements of Operations

	Nine Months Ended		Years Ended
	June 30,		September 30,
	2014	2013 (unaudited)	2013	2012

Sales	$722,784	$873,446	$977,368	$2,640,520

Cost of sales	472,552	491,480	555,228	1,780,246
Gross profit	250,232	381,966	422,140	860,274

Operating expenses:
Sales and marketing	114,271	733,713	841,625	1,116,340
Depreciation	521,849	120,936	215,237	202,130
Research and development	292,750	656,491	1,246,060	1,046,026
General and administrative	987,979	3,978,651	5,283,363	2,722,049
Total Operating Expenses	1,916,849	5,489,791	7,586,285	5,086,545

Loss from Operations	(1,666,617)	(5,107,825)	(7,164,145)	(4,226,271)

Other income (expenses):
Gain/(loss) on sale of assets	(1,895)	987,624	-	-
Gain/(loss) in change of fair value of derivative liability	(61,221)	-	987,075	645,501
Loss on extinguishment of debt	(265,311)	-	(481,588)	-
Impairment of goodwill	(2,084,710)	-	-	-
Interest income	-	-	-	22
Interest expense	(814,524)	(391,430)	(450,161)	(2,904,300)
Total other income (expenses)	(3,227,661)	596,194	55,326	(2,258,777)

Net loss	$(4,894,278)	$(4,511,631)	$(7,108,819)	$(6,485,048)

Loss per common share basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average common shares outstanding - basic and diluted	516,492,220	263,622,003	290,864,883	173,207,111

See accompanying notes to consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Comprehensive Loss

	Nine Months Ended		Years Ended
	June 30,		September 30,
	2014	2013 (unaudited)	2013	2012

Net loss	$(4,894,278)	$(4,511,631)	$(7,108,819)	$(6,485,048)

Other comprehensive income/(loss), net of tax:

Unrealized gain (loss) on securities	(817)	(305,910)	(308,780)	161,400

Other comprehensive income/(loss)	(817)	(305,910)	(308,780)	161,400

Comprehensive loss	$(4,895,095)	$(4,817,541)	$(7,417,599)	$(6,323,648)

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss
For the Nine Month Period Ended June 30, 2014 and the Years Ended September 30, 2013 and 2012

					Accumulated
					Other	Additional
	Series B and Series AA Pref Stock		Common Stock		Comprehensive	Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Income/(Loss)	Capital	Deficit	Share	Amount	Total
Balance at September 30, 2011	626,667	$626	157,959,066	$157,960	$67,200	$32,866,314	$(34,328,079)	162,500	$(13,000)	$(1,248,979)

Common stock issued for exercise of options			1,532,326	1,532		254,184				255,716
Common stock issued for services			5,137,105	5,137		528,491				533,628
Common stock issued for cash			22,171,111	22,171		2,227,689				2,249,860
Common stock issued to employees			3,634,871	3,635		306,615				310,250
Net loss for the year							(6,485,048)			(6,485,048)
Amortization of deferred compensation						62,228				62,228
Payment on convertible note			22,339,702	22,340		1,825,691				1,848,031
Exercise of common stock warrants			3,169,628	3,170		271,831				275,001
Unrealized gain on securities, net					161,400					161,400
Balance at September 30, 2012	626,667	$626	215,943,809	$215,945	$228,600	$38,343,043	$(40,813,128)	162,500	$(13,000)	$(2,037,914)

Common stock issued for exercise of options			91,224,000	91,224		3,681,424				3,772,648
Common stock issued for services			13,329,657	13,330		473,155				486,485
Sale of restricted stock			10,375,676	10,376		234,624				245,000
Common stock issued to employees			30,297,630	30,296		939,304				969,600
Net loss for the year							(7,108,819)			(7,108,819)
Amortization of deferred compensation						762,677				762,677
Loss on extinguishment of debt						481,588				481,588
Payment on convertible note			47,181,300	47,181		2,266,278				2,313,459
Exercise of common stock warrants			1,910,000	1,910		51,570				53,480
Unrealized loss on securities, net					(308,780)					(308,780)
Balance at September 30, 2013	626,667	$626	410,262,072	$410,262	$(80,180)	$47,233,663	$(47,921,946)	162,500	$(13,000)	$(370,575)

Common stock issued for exercise of options			25,000,000	25,000		246,168				271,168
Common stock issued for services			17,000,000	17,000		202,000				219,000
Common stock issued to employees			10,867,652	10,868		159,132				170,000
Common stock returned by employees			(16,000,000)	(16,000)		(512,000)				(528,000)
Net loss for the nine months							(4,894,278)			(4,894,278)
Shares issued as finance fee			7,405,164	7,405		97,095				104,500
Amortization of deferred compensation						194,531				194,531
Shares issued for acquisition			23,054,198	23,054		541,671				564,725
Payment on convertible note			211,066,408	211,066		110,800				321,866
Exercise of common stock warrants			7,285,604	7,286		(7,286)				-
Unrealized loss on securities, net					(817)					(817)
Preferred stock	400,000	400				115,687				116,087
Balance at June 30, 2014	1,026,667	$1,026	695,941,098	$695,941	$(80,997)	$48,381,461	$(52,816,224)	162,500	$(13,000)	$(3,831,793)

See accompanying notes to consolidated financial statements

IceWEB, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	9 months ended June 30,		Years Ended September 30,
	2014	2013 (unaudited)	2013	2012
Net loss	$(4,894,278)	$(4,511,631)	$(7,108,819)	$(6,485,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	550,799	120,935	215,237	202,130
Gain/(loss) on sale of assets	1,895	-	-	-
Share-based compensation	170,000	678,000	969,600	310,250
Return of restricted shares	(528,000)	-	-	-
Amortization of deferred compensation	194,531	566,682	762,677	62,228
Loss on extinguishment of debt	265,311	-	481,588	-
Impairment of goodwill	2,084,710	-	-	-
Change in fair value of derivative liability	61,221	(987,624)	(987,075)	(645,501)
Common stock and options issued for services rendered	219,000	384,283	2,532,773	533,628
Interest on amortization of debt discount	-	63,555	73,172	2,315,337
Amortization of deferred finance costs	56,292	114,395	153,033	525,016
Amortization of debt discount	477,813	-	-	-
Write off of subscription receivable	-	-	-	83,000
Bad debt expense	18,852	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	(44,775)	509,280	505,152	618,740
Prepaid expense	(15,599)	(55,690)	(17,223)	10,545
Other	107,150	(115,285)	(175,551)	(1,545)
Inventory	144,099	1,748	119,063	(226,250)
Accounts payable and accrued liabilities	(168,295)	(123,239)	(174,835)	(1,362,562)
Deferred loan fees	-	-	(27,500)	(27,500)
Deferred revenue	12,432	(21,902)	(21,901)	19,993
NET CASH USED IN OPERATING ACTIVITIES	(1,286,842)	(3,376,493)	(2,700,609)	(4,067,539)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(18,226)	-	(23,319)	(449,082)
Investment in marketable securities	-	-	-	(33,000)
NET CASH USED IN INVESTING ACTIVITIES	(18,226)	-	(23,319)	(482,082)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	502,486	297,940	395,233
Payments on notes payable	(127,410)	(247,207)	(212,794)	(406,225)
Proceeds from issuance of preferred stock	116,087		-	-
Proceeds from conversion of warrants	-		53,480	275,001
Proceeds from convertible note payable	427,820		168,000	1,750,000
Proceeds from notes payable, related party	664,578	111,000	186,000	-
Proceeds from sale of common stock	-	249,000	245,000	2,249,860
Proceeds from exercise of common stock options	271,168	2,570,163	1,726,360	255,717
Proceeds from subscription receivable	-	-	-	1,171,520
Payment of deferred finance costs	-	-	-	(876,011)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,352,243	3,185,442	2,463,986	4,815,095
NET INCREASE (DECREASE) IN CASH	47,175	(191,051)	(259,942)	265,474
CASH - beginning of period	9,652	269,594	269,594	4,120

CASH - end of period	$56,827	$78,543	$9,652	$269,594
Supplemental disclosure of cash flow information:
Cash paid for interest	$169,457	$177,961	$15,075	$395,233
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for acquisition of subsidiary	$564,725	$-	$-	$-
Payment on convertible note with common stock	$321,866	$-	$2,313,458	$1,848,031

See accompanying notes to consolidated financial statement

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

IceWEB, Inc. (the “Company”) began trading publicly in April 2002.  During the nine months ended June 30, 2014 we had three wholly owned operating subsidiaries, Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC) and IceWEB Storage Corporation (formerly known as Inline Corporation).  In Fiscal 2013 we had one wholly owned operating subsidiary, IceWEB Storage Corporation.  With our acquisition of CTC in October 2013, IceWEB provides wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.  In addition, through our IceWEB Storage Corporation subsidiary we deliver on-line cloud computing application services, other managed services such as Disaster Recovery, Archive Storage, Redundant File Storage, Redundant Broadband Services and Business Continuity Services.

Change in Fiscal Year End

On January 27, 2014 our board of directors approved a change in our fiscal year end from September 30th to June 30th.  We are filing this Form 10-KT under the SEC rules for transitional filers.

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

Reclassifications
Certain reclassifications have been made to previously reported amounts to conform to 2014 amounts. The reclassifications had no impact on previously reported results of operations or stockholders’ deficit.

Going Concern
Our auditors stated in their report on the consolidated financial statements of the Company for the nine months ended June 30, 2014 and the year ended September 30, 2013 that we have had losses since inception that raise doubt about our ability to continue as a going concern.  For the nine months ended June 30, 2014 and the year ended September 30, 2013 we incurred a net loss of $4.9 million and $7.1 million, respectively.  The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Management has established plans intended to increase the sales of our products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that we will be able to raise any additional funds.

Marketable Securities
The Company accounts for the purchase of marketable equity securities in accordance with FASB Accounting Standards Codification (ASC) 320, “Investment – Debt and Equity Securities” with any unrealized gains and losses included as a net amount as a separate component of stockholders’ equity. However, those securities may not have the trading volume to support the stock price if the Company were to sell all their shares in the open market at once, so the Company may have a loss on the sale of marketable securities even though they record marketable equity securities at the current market value.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, useful lives of intangible assets and property and equipment, valuation of stock-based compensation, derivative liabilities and litigation reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable
We record accounts receivable at the invoiced amount. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables.  We recorded a bad debt allowance of $45,000 as of June 30, 2014 and $0 as of September 30, 2013. The Company performs ongoing evaluations of its accounts receivable to identify specific customers with known disputes or collectability issues.  Bad debt expense amounted to $18,852 for the nine months ended June 30, 2014.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt and ratchet provisions in our warrants, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of  June 30, 2014 and September 30, 2013 are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 11).

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-lived Assets
In accordance with Accounting Standards Codification (ASC) Topic 360, “Property, Plant, and Equipment” (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), we review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

It is our practice to obtain a signed master sales agreement for recurring revenue sales, and/or a sales order for events and one-time services.  Taxes collected from customers and remitted to government authorities are reported on a net basis and are excluded from revenue.

We derive the majority of our revenues from recurring revenue streams, consisting of:

1.	Wireless and fiber broadband service;
2.	Co-location, which includes the licensing of cabinet space and power;
3.	Interconnection services, such as cross connects;
4.	Managed infrastructure services.

●
Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for data center space customers.  We generally recognize revenue beginning on the date the customer commences use of our services.

●	Implementation and set-up fees are recognized at the time those services are completed, unless prior agreement was made for interim billings for work completed.
●	For services that are billed according to customer usage, revenue is recognized in the month in which the usage is provided.
●	Professional services are recognized in the period services are provided.
●	Amounts that have been invoiced are recorded in accounts receivable and revenue.

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

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising
Advertising costs are expensed as incurred and amounted to $31,190 in the nine months ended June 30, 2014 and $20,813 in Fiscal 2013.

Barter Transactions
Barter activity is accounted for in accordance with ASC 845, “Nonmonetary Transactions”.  Barter revenue relates to the exchange of wireless bandwidth and internet connectivity provided by CTC to business customers in exchange primarily for roof rights for antennae, advertising and other products and services that CTC would otherwise be required to buy for cash.  Barter expenses reflect the expense offset to barter revenue.  The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services are exchanged. For the nine months ended June 30, 2014, the Company recorded barter revenue of $22,500 and barter expense of $31,190.

Prepaid Expenses
Prepaid expenses are comprised primarily of prepaid costs related to the installation of new customers, prepaid advertising costs which are expensed when used and deferred financing costs which are amortized over the life of the related financing.

Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements on a straight-line basis, which approximates the effective interest method.  Unamortized amounts are included in prepaid expenses in the accompanying consolidated balance sheets.

Earnings per Share
We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible notes and preferred stock (using the if-converted method).  Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At June 30, 2014, there were options and warrants to purchase 2,390,561,334 shares of common stock and 626,667 shares issuable upon conversion of Series B preferred stock outstanding which could potentially dilute future earnings per share.  Additionally, on or after May 15, 2014, to the extent sufficient shares of Common Stock are authorized, the shares of Series AA Preferred Stock shall be convertible into shares of the Company’s fully diluted Common Stock to provide the holders ninety percent of all shares of Common Stock of the Company.

Stock-Based Compensation
As more fully described in Note 14, we have two stock option plans that provide for non-qualified options to be issued to directors, officers, employees and consultants (the 2012 Equity Compensation Plan and the 2013 Equity Plan (the “Plans”).

Recently Adopted and Recently Issued Accounting Standards

In the first quarter of Fiscal 2013, the Company adopted Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 200) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”.  The adoption of these amended standards impacted the presentation of other comprehensive income, as the Company elected to present two separate but consecutive statements, but did not impact our financial position or results of operation.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2014	September 30, 2013	September 30, 2012
Equipment	3 years	$934,654	$644,020	$644,020
Computer Software	3 years	59,612	52,841	29,523
Vehicle	3 years	502	-	-
Leasehold Improvements	3 years	2,502	1,033,495	1,033,495
		997,270	1,730,356	1,707,038
Less: Accumulated Depreciation		(545,427)	(1,422,488)	(1,207,253)

Net, Property and Equipment		$451,843	$307,868	$499,785

Capitalized equipment under lease agreements totaled $1,983,854 at cost on June 30, 2014 and $0 as of September 30, 2013 and 2012.  The lease term of each capital equipment lease is 36 months.

Depreciation expense for the nine months ended June 30, 2014 and for the years ended September 30, 2013 and 2012 was $550,799, $215,237, and 202,130  respectively, of which $28,950 was included in cost of sales for the nine months ended June 30, 2014.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets totaled $51,708 and $175,551 at June 30, 2014 and September 30, 2014, respectively.  The balance at June 30, 2014 consisted primarily of deferred loan fees related to the capitalized lease obligation to Agility Ventures, LLC.  The balance at September 30, 2013 consisted of advances made to CTC.  This amount was reimbursable to IceWEB in the event that the acquisition of CTC did not occur.  IceWEB, Inc. successfully closed on the acquisition of CTC in October, 2013.

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 23, 2014, we entered into a Subscription Agreement with UnifiedOnline! LLC (the “Subscriber”), a Delaware limited liability company, pursuant to which the Subscriber purchased 400,000 shares of Series AA Preferred Stock.  In consideration for the Shares, Subscriber paid $116,087 to various vendors and obtained the agreement of a certain related party lessor to temporarily forbear exercising non-payment default remedies.  Since entering into the Subscription Agreement, the Subscriber has advanced $664,578 bearing interest at 10% per annum to fund general working capital.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

Sand Hill Finance, LLC

On December 19, 2005, the Company entered into a Financing Agreement with Sand Hill Finance, LLC (“SHF”) pursuant to which, together with related amendments, the Company may borrow up to 80% on the Company’s accounts receivable balances up to a maximum of $1,800,000. In conjunction with the acquisition of Inline Corporation in December, 2008, the lending limit on the credit facility was increased to $2,750,000. In addition, the Company and SHF entered into a 36 month term note agreement in the amount of $1,000,000. Amounts borrowed under the Financing Agreement are secured by a first security interest in substantially all of the Company’s assets.

On April 12, 2013 the Company entered into an agreement with SHF to amend the existing Financing Agreement by issuing a convertible debenture to replace IceWEB’s existing note payable, in the amount of $2,139,235. The debenture was convertible into common stock at a fixed price of $0.075 per share, bore interest at 12% annually and had a two year term. In addition, the terms of the note call for monthly payments of $15,000, which increases to $25,000 in the event that IceWEB raises $3,000,000 or more in an equity financing.  In April, 2013 Sand Hill Finance, LLC converted $506,250 of the debenture balance into 6,750,000  shares of IceWEB, Inc. $0.001 par value common stock.

On August 20, 2013 IceWEB, Inc. entered into an Agreement for the Cancellation of Secured Convertible Debenture with SHF pursuant to which SHF converted $1,642,739 of principal and accrued but unpaid interest due it under the Secured Convertible Debenture dated April 15, 2013 into 37,000,000 shares of our common stock.  The conversion price per share was $0.0444 when the market price per share was $0.0319 per share and the contractual conversion price per the convertible debenture was $0.075 per share.  The Company recognized a loss on the extinguishment of debt of $481,588 in Fiscal 2013 as a result of this transaction.

As part of the agreement, within five days SHF was required to file UCC-3 financing statements to release its security interest in our assets which were pledged as collateral under the debenture.  The agreement also contains mutual general releases.  As a result of this transaction, at September 30, 2013, the principal amount due under the Financing Agreement amounted to $0.

IWEB Growth Fund, LLC

On November 2, 2012 IceWEB, Inc. entered into a Loan Agreement with IWEB Growth Fund, LLC, a Virginia limited liability company (“IWEB Growth Fund”) established by Messrs. Compton, Bush, Carosi, Pirtle and Stavish and General Soyster, our former independent directors. Ms. My Le Phuong, an employee of our company, serves as manager of the IWEB Growth Fund. Under the terms of the Loan Agreement, IWEB Growth Fund agreed to make one or more loans to us up to the total principal amount of $1.5 million. The lending of any amounts under the Loan Agreement is conditioned upon the negotiation of notes and related loan documents which contain terms and conditions that are acceptable to the lender to be determined at the time of the loans. We agreed to grant IWEB Growth Fund a security interest in our assets as collateral for these loans.  In the event we should default under the terms of the Loan Agreement, IWEB Growth Fund is entitled to declare all amounts advanced under the various notes immediately due and payable. An event of default includes a breach by us of any covenant, representation or warranty in the Loan Agreement or a default under any note entered into with the lender.

Between November 9, 2012 and July 11, 2013, IWEB Growth Fund lent us an aggregate of $186,000 under the terms of 9 separate Confession of Judgment Promissory Notes. These notes, which are identical in their terms other than the dates and principal amounts, are for a one year term and bear interest at 12% per annum payable at maturity. Embodied in each of the notes is a confession of judgment which means that should we default upon the payment of the note, we have agreed to permit IWEB Growth Fund to enter a judgment against us in the appropriate court in Virginia before filing suit against us for collection of the amounts. Pursuant to the terms of the Loan Agreement, we paid IWEB Growth Fund’s expenses of $1,500 for the preparation of the Loan Agreement and related documents. We used the net proceeds from these initial loans for general working capital.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agility Ventures, LLC and UO! IP of NC, LLC

On October 1, 2013, in conjunction with the acquisition of CTC, we entered into an equipment lease agreement with Agility Ventures, LLC in the principal amount of $1,678,531 which is secured by all of the assets of IceWEB, Inc. The lease agreement has a term of 36 months and bears interest at 15% per annum.  We also issued Agility Ventures 1,000,000 shares of IceWEB, Inc. restricted common stock, and a Series T common stock warrant covering a total of 3,675,000 shares with a term of two years and a conversion price of $0.055 per share.

On February 27, 2014, Agility Ventures LLC sold and assigned the Master Lease and Equipment Schedule to a third party, UO! IP of NC, LLC.  UO! IP of NC, LLC is a related party to the holder of the Series AA Preferred Stock, Unified Online! LLC. The agreement changed the interest rate to 3.75% on the outstanding principal balance of the note at February 27, 2014.

The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 "Debt Modification and Extinguishment" to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results exceeded the 10% factor, the debt modification is considered substantially different and applied extinguishment accounting. Accordingly, the gain or loss on extinguishment should be measured by the difference between the carrying amount of the old debt and the fair value of the new debt. Additionally, Topic ASC 470-50-40-17 states if the exchange or modification is to be accounted for in the same manner as a debt extinguishment and the new debt instrument is initially recorded at fair value, then the fees paid or received shall be associated with the extinguishment of the old debt instrument and included in determining the debt extinguishment gain or loss to be recognized. The fair value of the new debt was determined to be $1,983,164 and the carrying amount of the old debt of principal and accrued interest totaling $1,717,853 resulted in a total loss on the extinguishment of debt of $265,311.

A summary of our Notes Payable is as follows:

	June 30, 2014	September 30, 2013	September 30, 2012
IWEB Growth Fund	$186,000	$186,000	$-
UO! IP of NC, LLC	660,458	-	-
Sand Hill Finance, LLC	-	-	2,059,582
Other Notes Payable	101,017	-	-
	$947,475	$186,000	$2,059,582

NOTE 7 - INVENTORY

Inventory consisted of the following:

	June 30, 2014	September 30, 2013	September 30, 2012
Raw Materials	$19,069	$130,534	$175,258
Work in Progress	-	24,476	42,335
Finished Goods	-	8,158	64,638
	$19,069	$163,168	$282,231

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS

We leased office space in Sterling, Virginia under a two-year operating lease that expired on March 31, 2011. We occupied the office space on a month-to-month basis until October 31, 2013, when we relocated our operations to Kansas City, Missouri in conjunction with our acquisition of CTC.  In Kansas City we currently have real estate leases at two locations, totaling 6,875 square feet.  These operating leases are standard commercial leases.

As of June 30, 2014, future minimum lease payments under these operating leases are as follows:

For the Year Ending,
June 30,	Amount
2015	$76,375
2016	63,275
2017	15,385
2018	-
$155,035

Rent expense was $73,682 and $73,894 for the nine months ended June 30, 2014 and the year ended September 30, 2013.

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

A summary of our deferred tax is as follows:

	June 30,	September 30,	September 30,
	2014	2013	2012
Tax benefit of net operating loss carry forward	$9,249,000	$7,089,500	$5,637,000
Unpaid accrued salaries	-	48,500	13,000
Allowance for doubtful accounts	-	-	154,000
Amortization of leasehold improvements	-	-	339,000
	9,249,000	7,138,000	6,143,000
Less: valuation allowance	(9,249,000)	(7,138,000)	(6,143,000)
Net deferred tax assets	$0	$0	$0

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s tax year is the twelve month period ending September 30th.  As of September 30, 2013, the Company had unused net operating loss carry forwards of approximately $22.4 million available to reduce future federal taxable income. As of June 30, 2014, the estimated tax loss had increased to approximately $24.3 million.  Net operating loss carryforwards expire through fiscal years ending 2034. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).  In April 2014, there was an ownership change of more than 50%, which resulted in an IRC Section 382 limitation on the utilization of the Company's tax loss carry forwards.

The valuation allowance at June 30, 2014 was $9,249,000. The increase during the nine months ended June 30, 2014 was approximately $2,111,000.

The table below summarizes the differences between our effective tax rate and the statutory federal rate as follows for fiscal 2014, 2013 and 2012. The effective tax rate is 34% Federal and 3.6% State after Federal tax benefit:

	2014	2013	2012
Computed "expected" tax benefit	(34.0%)	(34.0%)	(34.0%)
State income taxes, net of federal tax benefit	(3.6%)	(3.6%)	(3.6%)
Goodwill	16.0%	0.0%	0.0%
Other permanent differences	4.6%	15.0%	13.6%
Change in valuation allowance	17.0%	22.6%	24.0%
Effective tax rate	0.0%	0.0%	0.0%

  IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES

As of June 30, 2014 and September 30, 2013 and 2012 the Company had the following convertible notes outstanding:

	June 30, 2014	September 30, 2013	September 30, 2012
April 2013 $124,444 Convertible Note, 12% interest, due June 2014, with a 10% original issue discount, net of debt discount of $0, $2,328 and $0, respectively	$-	$122,116	$-	(1)
June 2013 $62,222 Convertible Note, 12% interest, due June 2014, with a 10% original issue discount, net of debt discount of $0, $2,460 and $0 respectively	-	59,762	-	(2)
November 2013 $83,500 Convertible Note, 8% interest, due August 2014, net of debt discount of $0	-	-	-	(3)
December, 2013 $62,222 Convertible Note, 12% interest, due July 2014, with a 10% original issue discount, net of debt discount of $0	43,862	-	-	(4)
November 2013 $132,000 Convertible Note, 10% interest, due November 2014, with a 10% original issue discount, net of debt discount of $51,500	50,500	-	-	(5)
December 2013 $43,821 Convertible Note, 10% interest, due December 2014, net of debt discount of $18,259	25,562	-	-	(6)
December 2013 $60,000 Convertible Note, 10% interest, due December 2014, net of debt discount of $25,000	35,000	-	-	(7)
January 2014 $53,000 Convertible Note, 8% interest, due October 2014, net of debt discount of $24,724	28,276	-	-	(8)
February 2014 $32,500 Convertible Note, due November 2014, net of debt discount of $18,055	14,445	-	-	(9)
November 2011 $2,012,500 Convertible Note, with a 13% original issue discount, net of debt discount of $0, $0 and $59,293, respectively	-	-	105,176	(10)
	$197,645	$181,878	$105,176

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
The Company borrowed $124,444 in April 2013, originally due November 2013, but extended to June, 2014 with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a debt discount of $11,111 related to the conversion feature of the note, along with a derivative liability in November, 2013 when the note was amended to extend the term of the note.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the seven month life of the original note term.  During 2013 total amortization was recorded in the amount of $7,196 resulting in a debt discount of $2,328 at September 30, 2013. During Fiscal 2013, interest expense of $8,635 was recorded for the note. During the nine months ending June 30, 2014 total amortization was recorded in the amount of $2,328 resulting in a debt discount of $0 at June 30, 2014.  Also during the nine months ending June 30, 2014, interest expense of $2,794 was recorded for the note.  See Note 11.

From November 2013 through March 2014, the holder of the Convertible Note exercised their conversion rights and converted $124,444 of the outstanding principal and accrued interest balance.

(2)
The Company borrowed $62,222 in June 2013, originally due January 2014, but extended to June, 2014 with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a debt discount of $5,556 related to the conversion feature of the note, along with a derivative liability in November, 2013 when the note was amended to extend the term of the note. Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the seven month life of the original note term.  During Fiscal 2013 total amortization was recorded in the amount of $3,095 resulting in a debt discount of $2,460 at September 30, 2013.  Also during 2013, interest expense of $3,714 was recorded for the note. During the nine months ending June 30, 2014 total amortization was recorded in the amount of $13,561 resulting in a debt discount of $0 at June 30, 2014.  Interest expense of $1,492 was recorded during the nine months ended June 30, 2014.  Also, see Note 11.

From November 2013 through March 2014, the holder of the Convertible Note exercised their conversion rights and converted $62,222 of the outstanding principal and accrued interest balance.

(3)
The Company borrowed $83,500 in November 2013, due August 2014. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.   The Company recorded a derivative liability at inception of the note of $81,463.  During the nine months ending June 30, 2014 total amortization was recorded in the amount of $81,463 resulting in a debt discount of $0 at June 30, 2014 and interest expense of $3,340 was also recorded.  Also, see Note 11.

During June 2014, the holder of the Convertible Note exercised their conversion rights and converted $86,840 of the outstanding principal and accrued interest balance.

(4)
The Company borrowed $62,222 in December 2013, due July 2014, with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a debt discount of $5,556 related to the conversion feature of the note, along with a derivative liability of $50,000 in December, 2013.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the seven month term of the note.  During the nine months ending June 30, 2014 total amortization was recorded in the amount of $55,556 resulting in a debt discount of $0 at June 30, 2014 and interest expense of $3,000 was also recorded.   Also, see Note 11.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During June 2014, the holder of the Convertible Note exercised their conversion rights and converted $18,360 of the outstanding principal and accrued interest balance.

(5)
The Company borrowed $132,000 in November 2013, due November 2014, with interest at 10%.   The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 15 trading days previous to the conversion, with a floor of $0.001 per share.  The note has an original issue discount of $12,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a derivative liability at inception of $114,000.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending June 30, 2014 total amortization was recorded in the amount of $88,121 resulting in a debt discount of $51,500 at June 30, 2014.   Interest expense of $7,700 was recorded at June 30, 2014.  Also, see Note 11.

During June 2014, the holder of the Convertible Note exercised their conversion rights and converted $30,000 of the outstanding principal and accrued interest balance.

(6)
The Company borrowed $43,821 in December 2013, due December 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $43,821.  During the nine months ending June 30, 2014 total amortization was recorded in the amount of $25,562 resulting in a debt discount of $18,259 at June 30, 2014.  Interest expense of $2,556 was recorded at June 30, 2014. Also, see Note 11.

(7)
The Company borrowed $60,000 in December 2013, due December 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $60,000.  During the nine months ending June 30, 2014 total amortization was recorded in the amount of $35,000 resulting in a debt discount of $25,000 at June 30, 2014.   Interest expense of $3,500 was recorded at June 30, 2014.  Also, see Note 11.

(8)
The Company borrowed $53,000 in January 2014 due October 2014. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $44,040, and during the nine months ended June 30, 2014 recorded amortization of debt discount of $19,316 resulting in a debt discount of $24,724 at June 30, 2014.  Interest expense of $1,767 was recorded at June 30, 2014.  Also, see Note 11.

(9)
The Company borrowed $32,500 in February 2014 due November 2014. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.   The Company recorded a derivative liability at inception of the note of $32,500, and during the nine months ended June 30, 2014 recorded amortization of debt discount of $14,445 resulting in a debt discount of $18,055 at June 30, 2014.  Interest expense of $867 was recorded at June 30, 2014.  Also, see Note 11.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)
The Company entered into a Securities Purchase Agreement with three accredited investors in November 2011 pursuant to which the Company sold $2,012,500 in principal amount of senior convertible notes and issued the investors Series O, Series P and Series M Warrants.  The convertible notes were fully converted in March 2013.

NOTE 11 - DERIVATIVE LIABILITIES

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

 Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at June 30, 2014 using the Black-Scholes model, which approximates a binomial or lattice model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at June 30, 2014 are all currently exercisable with a weighted-average remaining life of 2.25 years.

Derivative liability – convertible notes

From November, 2013 through June 30, 2014 the company issued convertible notes in the total principal amount of $467,043 and amended conversion terms of the previously existing convertible notes in the amount of $186,667.  Upon the issuance of these convertible notes and as a consequence of its convertible features, the convertible notes give rise to derivative liabilities.  The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at June 30, 2014 and September 30, 2014 using the Black-Scholes model.

The revaluation of the warrants and convertible notes at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of a loss of $61,221 for the nine months ended June 30, 2014 and income of $987,075 for the year ended September 30, 2013 within the Company’s consolidated statements of operations, under the caption “Gain (loss) on Change of Fair Value of Derivative Liability.  The fair value of the warrants at June 30, 2014 is $302,065 which is reported on the consolidated balance sheet under the caption “Derivative Liability - Warrants”.  The fair value of the convertible debt at June 30, 2014 is $469,632 which is reported on the consolidated balance sheet under the caption “Derivative Liability – Convertible Debt”.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the changes in the value of the derivative warrant liability and the derivative current debt liability from September 30, 2013 until June 30, 2014:

	Value	No. of Warrants
Balance at September 30, 2013 - Derivative liability - warrants	$117,424	88,018,721
Increase in fair value of derivative warrant liability	184,641	-
Balance at June 30, 2014 - Derivative liability - warrants	$302,065	2,338,703,090

	Value
Balance at September 30, 2013 - Derivative liability - convertible debt	$-
Increase in derivative liability related to issuance of convertible debt	592,503
Decrease in fair value of derivative liability	(122,871)
Balance at June 30, 2014 - Derivative liability - convertible debt	$469,632

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of June 30, 2014.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  The key inputs used in the June 30, 2014 fair value calculations were as follows:

June 30, 2014
Current exercise price	$0.0006 - $0.00066
Time to expiration	1 month to 2.25 years
Risk-free interest rate	0.88%
Estimated volatility	209.21%
Dividend	$0
Stock price on June 30, 2014	$0.00140
Expected forfeiture rate	0% to 90%

NOTE 12 - CONCENTRATION OF CREDIT RISK

Bank Balances
The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At June 30, 2014 all of the Company’s cash balances were fully insured. The Company has not experienced any losses in such accounts.

Major Customers
Sales to 1 customer for the nine months ended June 30, 2014 represented 13% of total sales and sales to 2 major customers represented 39% and 60% of total sales for the years ended September 30, 2013 and 2012, respectively.

	Nine Months Ended	Years Ended September 30,
	June 30, 2014	2013	2012
Customer A	13%	26%	41%
Customer B	0%	13%	19%
All others	87%	61%	40%
	100%	100%	100%

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014 and September 30, 2013 and 2012, respectively, approximately 95%, 70% and 80% of our accounts receivable was due from two customers.

	June 30,	September 30,	September 30,
	2014	2013	2012
Customer A	68%	47%	54%
Customer B	27%	23%	26%
All others	5%	30%	20%
	100%	100%	100%

NOTE 13 - STOCKHOLDERS’ DEFICIT

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

A) Series B Convertible Preferred Stock

The designations, rights and preferences of the Series B Convertible Preferred Stock provide:

●
No dividends are payable on the Series B Convertible Preferred Stock. So long as these shares are outstanding, we cannot pay dividends on our common stock nor can it redeem any shares of its common stock, the shares of Series B Convertible Preferred Stock do not have any voting rights, except as may be provided under Delaware law,

●
So long as the shares are outstanding, we cannot change the designations of the Series B Convertible Preferred Stock, create a class of securities that in the instance of payment of dividends or distribution of assets upon our liquidation ranks senior to or pari passu with the Series B Convertible Preferred Stock or increase the number of authorized shares of Series B Convertible Preferred Stock,

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●
Each share of Series B Convertible Preferred Stock is convertible at the option of the holder into one share of our common stock based upon an initial conversion value of $0.2727 per share. The conversion ratio is subject to adjustment in the event of stock dividends, stock splits or reclassification of our common stock.  No conversion of the Series B Convertible Preferred Stock may occur if a conversion would result in the holder, and any of its affiliates beneficially owning more than 4.9% of our outstanding common shares following such conversion. This provision may be waived or amended only with the consent of the holders of all of the Series B Convertible Preferred Stock and the consent of the holders of a majority of our outstanding shares of common stock who are not affiliates, and

●	the shares of Series B Convertible Preferred Stock automatically convert into shares of our common stock in the event of change of control of the Company.

B)    Series AA Preferred Stock

On April 23, 2014, the Company authorized the creation of the Corporation’s Series AA Preferred Stock pursuant to the terms and conditions of that certain Certificate of Designations, Preferences and Rights and Limitations of Series AA Preferred Stock (the “Certificate of Designations”). The Corporation is authorized to issue 10,000,000 shares of preferred stock, of which 626,667 shares of Series B Convertible Preferred Stock have been previously issued and remain outstanding. Out of the remaining 9,373,333 authorized but unissued shares of preferred stock, the Certificate of Designations creates four hundred thousand (400,000) shares of Series AA Preferred Stock, $0.001 par value per share (the “Series AA Preferred Stock”), with the following powers and rights:

●
the holders of the Series AA Preferred Stock have five thousand (5,000) times that number of votes on all matters submitted to the shareholders of the Corporation that is equal to the number of shares of Common Stock of the Corporation,

●	the holders of the Series AA Preferred Stock shall vote together with the holders of Common Stock as a single class upon all matters submitted to the holders of Common Stock of the Corporation,

●	the holders of the Series AA Preferred Stock are not entitled to receive dividends paid on the Common Stock of the Corporation,
●
the holders of the Series AA Preferred Stock are not entitled to receive any preference over the holders of Common Stock of the Corporation following a liquidation, dissolution and winding up of the Corporation, and

●
on or after May 15, 2014, to the extent sufficient shares of Common Stock are authorized, the Series AA Preferred Stock is convertible into the shares of the Corporation’s fully diluted Common Stock, taking into account the exercise of all warrants, options or any other rights of issuance, of such number sufficient to provide the holders thereof, in the aggregate, ninety percent (90%) of all shares of Common Stock of the Corporation on a fully diluted basis.

Common Stock

On July 1, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the State of Delaware Secretary of State Division of Corporations to reflect an increase in authorized shares of Common Stock (the “Increase in Authorized”) from One Billion (1,000,000,000) shares of Common Stock, par value $0.001 per share, to Five Billion (5,000,000,000) authorized shares of Common Stock, par value $0.001 per share.  The Increase in Authorized has an effective date with the State of Delaware Secretary of State Division of Corporations of July 1, 2014, the date the Certificate of Amendment of Certificate of Incorporation was filed.

Nine months ended June 30, 2014 Transactions

In conjunction with our acquisition of Computers & Telecom, Inc. and Subsidiary in October, 2013, the Company issued one million shares of IceWEB, Inc. common stock to Agility Ventures, LLC at the closing price of $0.0245 on October 1, 2013, valued at $24,500.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in conjunction with the Company’s acquisition of Computers & Telecom, Inc. and Subsidiary in October, 2013, the Company issued 23,054,198 shares of common stock to employees and other individuals involved in the acquisition at the closing price of $0.0245 on October 1, 2013, valued at $564,827.85.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, the Company issued 2,000,000 shares of common stock at the closing price of $0.01550 on November 13, 2014, valued at $31,000 to an accredited investor for services rendered.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, the Company issued 5,000,000 shares of common stock at the closing price of $0.0130 on November 26, 2013, valued at $65,000 to an accredited investor for services rendered.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, the Company issued 4,750,000 shares of common stock at the closing price of $0.016 on November 12, 2013, valued at $76,000 to four employees as compensation. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, the Company issued 4,117,652 shares of common stock at the closing price of $0.017 on November 11, 2013, valued at $70,000 to the directors of IceWEB as board compensation. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, the Company issued 3,000,000 shares of common stock, at the original conversion terms, at a per share price of $0.00606 valued at $18,180 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In December, 2013 and June, 2013, the Company issued 6,405,164 shares of common stock, at the original conversion terms, at a per share price ranging from $0.0152 to $0.01060 to an accredited investor as a commitment fee for a convertible note.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In December, 2013, the Company issued 4,500,000 shares of common stock, at the original conversion terms, at a per share price of $0.00594 valued at $26,730 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2014, the Company issued 2,000,000 shares of common stock at the closing price of $0.012 on January 15, 2014, valued at $24,000 to an executive officer as compensation. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2014 the Company issued 7,285,604 shares of common stock upon the exercise of common stock warrants.

In January, 2014 and February, 2014, 16 million shares of common stock were returned by two executive officers at the contractual price of $0.033, valued at $528,000.

In February, 2014, the Company issued 8,000,000 shares of common stock the closing price of $0.0124 on February 3, 2014, valued at $91,200 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2014, the Company issued 2,000,000 shares of common stock at the closing price of $0.01160 on February 5, 2014, valued at $23,200 to an accredited investor for services rendered.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February, 2014 the Company issued 7,000,000 shares of common stock, at the original conversion terms, at a per share price of $0.00600 valued at $42,000 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2014, the Company issued 5,000,000 shares of common stock, at the original conversion terms, at a per share price of $0.00420 valued at $21,000 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2014, the Company issued 8,000,000 shares of common stock, at the original conversion terms, at a per share price of $0.00246 valued at $19,680 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In April, 2014, the Company issued 7,000,000 shares of common stock, at the original conversion terms, at a per share price of $0.00246 valued at $17,220 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In May, 2014, the Company issued 29,880,550 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00120 to $0.00180 valued at $41,856.66 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In June, 2014, the Company issued 83,231,313 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00190 to $0.0012, in full satisfaction of $86,840 of principal and interest due under a convertible note. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In June, 2014, the Company issued 45,454,545 shares of common stock, at the original conversion terms, at a per share price of $0.00066 valued at $30,000 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In June, 2014, the Company issued 18,000,000 shares of common stock, at the original conversion terms, at a per share price of $0.00102valued at $18,360 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

The Company issued 25,000,000 shares of common stock upon the exercise of stock options at various contractual exercise prices ranging from $0.01615 to $0.006175 valued at $271,168.

All stock based transactions listed above were valued at fair market value (quoted market prices) or the contractual rate which approximates fair market value, as applicable.

Year ended September 30, 2013 Transactions

Issuances of Restricted Stock

In November, 2012, the Company issued 918,919 shares at a per share price of $0.074 to our executive officers and recognized stock based compensation expense of $68,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December, 2012, the Company issued 112,000 shares of common stock at a per share price of $0.074, valued at $8,228 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In December, 2012, the Company sold 500,000 shares of common stock at a per share price of $0.074, valued at $37,000 to an accredited investor.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2013, the Company issued 216,216 shares at a per share price of $0.074 to our executive officers and recognized stock based compensation expense of $16,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2013, the Company sold 500,000 shares of common stock at a per share price of $0.074, valued at $37,000 to an accredited investor.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2013, the Company issued 112,000 shares of common stock at a per share price of $0.074, valued at $8,228 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2013, the Company issued 175,000 shares of common stock at a per share price of $0.074, valued at $12,950 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2013, the Company issued 1,950,000 shares of common stock at a per share price of $0.0396, valued at $77,300 to two accredited investors for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2013, the Company issued 112,000 shares of common stock at a per share price of $0.039, valued at $4,368 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2013, the Company issued 5,000,000 shares of common stock at a per share price of $0.04, valued at $200,000 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2013, the Company sold 1,200,000 shares of common stock at a per share price of $0.021, valued at $25,000 to an accredited investor.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2013, the Company issued 362,000 shares of common stock at a per share price of $0.0309 valued at $11,196 to two accredited investors for services rendered.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In April, 2013, the Company issued 18,000,000 shares of common stock at a per share price of $0.033 to our executive officers and employees and recognized stock based compensation expense of $594,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In April, 2013, the Company issued 2,250,000 shares of common stock at a per share price of $0.0305 valued at $68,675 to two accredited investors for services rendered.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In April, 2013, the Company sold 2,500,000 shares of common stock at a per share price of $0.02, valued at $50,000 to an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May, 2013, the Company issued 224,000 shares of common shares t a per share price of $0.028, valued at $6,272 to an accredited investor for services rendered.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In May, 2013, the Company issued 708,333 shares of common stock at a per share price of $0.0254, valued at $18,008 to two accredited investors for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In June, 2013, the Company issued 2,500,000 shares of common stock at a per share price of $0.02, valued at $50,000 to an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In July, 2013, the Company issued 6,000,000 shares of common stock at a share price of $0.0236 to our executive officers and employees and recognized stock based compensation expense of $141,600. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In July, 2013, the Company issued 2,000,000 shares of common stock at a per share price of $0.0236, valued at $47,200 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In July, 2013, the Company issued 3,500,000 shares of common stock at a per share price of $0.02, valued at $70,000 to an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In September, 2013, the Company issued 5,000,000 shares of common stock at a per share price of $0.03, valued at $150,000 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

All stock based transactions listed above were valued at fair market value (quoted market prices) or the contractual rate which approximates fair market value as applicable.

Unregistered shares issued in connection with the Conversion of Notes
The Company issued 43,750,000 shares upon the conversion of notes payable at exercise prices ranging from $0.0444 to $0.075 per share.

Registered shares issued related to the exercise of common stock options
The Company issued 91,224,000 shares upon the exercise of stock options at various contractual exercise prices ranging from $0.001 to $0.075 per share.

Registered shares issued in connection with the Conversion of Notes
The Company issued 3,431,300 shares upon the conversion of notes payable at various contractual exercise prices ranging from $0.03627 to $0.0527 per share.

Registered shares issued in connection with the Exercise of Warrants
The Company issued 1,910,000 shares upon the exercise of common stock warrants at the contractual exercise price of $0.028 per share.

Year Ended September 30, 2012 Transactions

In July and August, 2012 the company issued 2,434,871 shares of restricted common stock at an average per share price of $0.094, valued at $228,250, in lieu of pay to five of our employees, including three of our executive officers. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. In May, 2012 the company executed a Finders’ agreement pursuant to which the finder acted as the exclusive finder with respect to sales by the Company in a private placement transaction of up to $2.5 million in aggregate principal amount of equity or equity-related securities. We sold 13,455,958 units in exchange for gross proceeds of $1,614,715. These sales were made in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the Act and Regulation D thereunder.

On November 23, 2011, the Company entered into a Securities Purchase Agreement with three accredited investors pursuant to which we sold $2,012,500 in a principal amount of senior convertible notes and issued the investors Series O, Series P and Series Q warrants to purchase up to an aggregate of 35,514,789 shares of our common stock for an aggregate purchase price of $1,750,000 in a private transaction exempt from registration under the Securities Act of 1933. We issued the senior convertible notes at an original issue discount of 13%. We also entered into a Registration Rights Agreement with investors in which we agreed to register the shares underlying the senior convertible notes and warrants. We paid Rodman & Renshaw, LLC, a broker dealer and member of FINRA who acted as the exclusive placement agent for us in the offering, a cash commission of $155,000, issued it warrants to purchase an aggregate of 911,765 shares of our common stock with an exercise price of $0.17 per share which are identical to the Series O warrants, and reimbursed it for legal expenses of $20,000. We reimbursed Iroquis Master Fund LTD, an investor in the offering, $60,000 for its non-accountable expenses related to the investment.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants

A summary of the Company’s outstanding common stock warrants as of June 30, 2014 and September 30, 2013 and 2012 and changes during the period ending on that date is as follows:

	Nine Months Ended June 30, 2014		Year Ended September 30, 2013		Year Ended September 30, 2012
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of period	102,820,275	$0.02800	118,434,173	$0.017	11,528,934	$0.0170
Granted	2,297,310,308	0.00124	46,195,745	0.052	110,074,867	0.0816
Exercised	(5,176,615)	0.00540	(1,910,000)	0.028	(3,169,628)	0.0737
Forfeited	(7,285,604)	0.00540	(59,899,643)	0.080	-	0.0000
Balance at end of period	2,387,668,364	$0.00202	102,820,275	$0.028	118,434,173	$0.0853

The following table summarizes information about common stock warrants outstanding at June 30, 2014:

Warrants Outstanding			Warrants Exercisable
Number			Number
Outstanding at	Weighted Average	Weighted Average	Exercisable at	Weighted Average
June 30, 2014	Remaining Life	Exercise Price	June 30, 2014	Exercise Price
2,338,703,090	2.25 Years	$0.00066	2,338,703,090	$0.00066
30,488,720	2.40 Years	0.02800	30,488,720	0.02800
14,801,554	3.00 Years	0.15000	14,801,554	0.15000
3,675,000	1.25 Years	0.05500	3,675,000	0.05500
2,387,668,364	2.25 Years	$0.00202	2,387,668,364	$0.00202

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Plan, as amended permits the grant of options and shares for up to 80,000,000 shares of our common stock. The Plan terminates 10 years from the date of the Plan’s adoption by our stockholders.

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

 IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. We used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Nine Months Ended	Years Ended September 30,
	June 30, 2014	2013	2012
Expected volatility	13% - 278%	13% - 278%	36%-278%
Expected term	1 -3 Years	1 -3 Years	1 -3 Years
Risk-free interest rate	0.01% - 0.34%	0.01% - 0.34%	0.67% - 0.77%
Forfeiture rate	0.00%	0% - 45%	0% - 45%
Expected dividend yield	0.00%	0.00%	0.00%

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

For the nine month period ended June 30, 2014, total stock-based compensation charged to operations for option-based arrangements amounted to $194,531. At June 30, 2014, there was approximately $57,988 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

 A summary of the status of our outstanding stock options as of June 30, 2014 and changes during the period ending on that date is as follows:

	Nine Months Ended June 30, 2014		Year Ended September 30, 2013		Year Ended September 30, 2012
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Balance at beginning of period	3,417,970	$0.08600	8,353,185	$0.0773	4,104,487	$0.3750
Granted	27,000,000	0.01110	90,963,785	0.0420	8,079,185	0.0790
Exercised	(27,000,000)	0.01110	(91,224,000)	0.0420	(1,532,325)	0.1670
Forfeited	(525,000)	0.09890	(4,675,000)	0.0790	(2,298,162)	0.5540
Balance at end of period	2,892,970	$0.08366	3,417,970	$0.0860	8,353,185	$0.0773

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about employee stock options outstanding at June 30, 2014:

	Options Outstanding			Options Exercisable
	Number			Number
Range of	Outstanding at	Weighted Average	Weighted Average	Exercisable at	Weighted Average
Exercise Price	June 30, 2014	Remaining Life	Exercise Price	June 30, 2014	Exercise Price
$0.07700	250,000	3.21 Years	$0.07700	145,833	$0.00066
$0.0847 - $0.081	2,642,970	3.21 Years	0.08430	2,642,970	0.08430
	2,892,970	3.21 Years	$0.08367	2,788,803	$0.08367

NOTE 15 – INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of June 30, 2014, the Company’s investments in marketable equity securities are based on the June 30, 2014 and September 30, 2013 stock price as reflected on the OTCBB, respectively.  These marketable equity securities are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$-	$(80,997)	$3

Total	$81,000	$-	$(80,997)	$3

		Gross	Gross
		Unrealized	Unrealized	Fair
September 30, 2013	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$-	$(80,180)	$820

Total	$81,000	$-	$(80,180)	$820

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrealized losses are presented in comprehensive income in the consolidated statements of comprehensive loss.

(b) Fair Value Measurements

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investments Measured at Fair Value on a Recurring Basis:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Marketable Equity Securities	$3	$-	$-
Derivative liabilities, warrants	$-	$-	$302,065
Derivative liabilities, convertible debt	$-	$-	$469,632

September 30, 2013
Marketable Equity Securities	$820	$-	$-
Derivative liabilities, warrants	$-	$-	$117,424
Derivative liabilities, convertible debt	$-	$-	$-

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the guidance of ASC 320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In the assessment of OTTI for various securities at June 30, 2014 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.

There were no impairment charges on investments in publicly traded equity securities for the nine months ended June 30, 2014 or the year ended September 30, 2013.

The Company has evaluated its publicly traded equity securities as of June 30, 2014, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 16 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

The Company’s accumulated other comprehensive income at June 30, 2014 consists of unrealized losses on marketable securities available for sale of $80,997.

NOTE 17 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services.  For the nine months ended June 30, 2014 and the year ended September 30, 2013 all material assets and revenues of the Company were in the United States.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - COMMITMENTS AND CONTINGENCIES

At June 30, 2014 the Company is the subject of, or party to, six known, pending or threatened, legal actions. Following is a discussion of each:

1.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on May 28, 2010 in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff obtained a judgment for $16,322 plus interest and costs.  The Company is seeking an out-of-court settlement.

2.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on September 15, 2010 in the General District Court of Fairfax County, Virginia.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The plaintiff obtained a Consent Judgment for $12,900 in compensatory damages plus $58 in costs.  The Company is seeking an out-of-court settlement.

3.
The Company was named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) on August 10, 2012 in the General District Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay for delivery of services provided by plaintiff.  The plaintiff was granted a judgment by consent in the amount of $12,920.  The Company is seeking an out-of-court settlement.

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that IceWEB failed to pay the full amount owed for services. The plaintiff is seeking $17,250 plus attorney’s fees, interest and cots.  The Company is vigorously contesting this case.

5.
The Company initiated a suit against WANsecurity on November 13, 2013 in the Jackson County Circuit Court of Kansas City, Missouri to prevent WANsecurity from taking action that could cause significant disruptions to the Company’s customers.  The matter is set for trial on June 1, 2015.  The matter is currently in active settlement negotiation.

6.
The Company was named as the defendant in a legal proceeding brought by Robert Half International (the plaintiff) on June 23, 2014 in the Jackson County Associate Circuit Court of Kansas City, Missouri.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The Company settled for $3,500 and, once proceeds have cleared, a Stipulation of Dismissal will be filed.  This matter will be dismissed before the end of October 2014.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

NOTE 19 - ACQUISITION

On October 1, 2013 (the “Closing Date”), IceWEB, Inc. (the “Company”) entered into a share exchange agreement (the “Exchange Agreement”) by and among the Company, Computers and Tele-Comm., Inc., a Missouri corporation (“CTCI”), KC NAP, LLC (“KC NAP”), the stockholders of CTCI, and Streamside Partners, LLC, pursuant to which the Company purchased all of the outstanding common stock of CTCI and the outstanding membership interests in KC NAP, in exchange for 9,568,400 shares of our $0.001 par value common stock.   Concurrently, and as part of the share exchange agreement, the Company issued shares to retire an outstanding debt owing by CTCI to Streamside Partners, LLC, which totaled $155,000, and other debts of CTCI totaling $267,823, in exchange for 13,485,798 shares of our $0.001 par value common stock (such transactions taken together are sometimes referred to herein as the “Share Exchange”).  As a result of the Share Exchange, we are now the holding company of CTCI and we now operate a company in the business of operating data centers and providing Information Technology (“IT”) services.

On the Closing Date, pursuant to the Exchange Agreement, the shareholders of CTCI exchanged 250,000 shares of common stock of CTCI, representing 100% of the issued and outstanding stock of CTCI, for 9,568,400 newly issued shares of $0.001 par value common stock, which represents 2.2% of the Company’s issued and outstanding common stock, immediately following the Share Exchange.  In addition, we issued 13,485,798 shares of IceWEB common stock to pay a debt owing by CTCI to Streamside Partners, LLC, and other liabilities of CTCI which together totaled $422,823, at an effective exchange rate of $0.0314 per share.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 1, 2013, in conjunction with the acquisition, we entered into a lease agreement with Agility Ventures, LLC in the principal amount of $1,417,672 which is secured by all of the assets of IceWEB, Inc.  The note has a term of 36 months and bears interest at 15% per annum.  We also issued Agility Ventures 1,000,000 shares of IceWEB, Inc. restricted common stock, and a Series T common stock warrant covering a total of 3,675,000 shares with a term of two years and a conversion price of $0.055 per share.

The purchase of Computers and Tele-Comm, Inc. and Subsidiary (“CTCI”) included the acquisition of assets of $1,386,066, and liabilities of $1,469,269. The aggregate purchase price consisted of the following:

Fair Value of common stock issued to seller valued at quoted market price	$234,426
Fair Value of common stock issued in exchange for debt valued at quoted market price	330,402
$564,828

The following table summarizes the estimated fair values of CTCI’s assets acquired and liabilities assumed at the date of the acquisition:

Cash	$3,609
Accounts Receivable	67,160
Prepaid Expenses	93,802
Property and equipment	678,443
Goodwill	2,084,710
Accounts payable and accrued expenses	(538,716)
Deferred revenue	(59,396)
Notes payable	(1,764,784)
$564,828

In conjunction with the acquisition of CTCI, we recorded goodwill in the amount of $2,084,710.  We subsequently performed an impairment test on goodwill which requires an analysis based on estimates of future cash flows and an impairment loss is recognized for the difference between the carrying amount and the implied fair value of the asset.  Based on this analysis we recorded an impairment expense of $2,084,710 for the nine months ended June 30, 2014.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of CTCI occurred at October 1, 2012.

Year Ended
September 30,
2013
Revenues, net	$917,082

Net loss	(8,466,472)

Net loss per common share - basic and diluted	$(0.03)

Weighted average common shares outstanding - basic and diluted	282,215,733

NOTE 20 – SUBSEQUENT EVENTS

On July 1, 2014, the Company obtained written consent from UnifiedOnline! LLC approving an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from One Billion (1,000,000,000) shares of Common Stock, par value $0.001 per share, to Five Billion (5,000,000,000) authorized shares of Common Stock, par value $0.001 per share; and to retain the class of its authorized stock known as Preferred Stock, comprised of Ten Million (10,000,000) shares, par value $0.001 per share.  Series of the Preferred Stock may be created and issued from time to time, with such designations, preferences, conversion rights, cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions providing for the creation and issuance of such series of Preferred Stock as adopted by the Board of Directors. The Preferred Stock continues to maintain the same designations, preferences, conversion and other rights that existed prior to the amendment to the Certificate of Incorporation.

UnifiedOnline! LLC is the Company shareholder holding sufficient votes to approve this amendment. The amendment was previously approved by the Company’s Board of Directors, subject to shareholder approval.

On July 1, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the State of Delaware Secretary of State Division of Corporations to reflect the foregoing increase in authorized shares of Common Stock (the “Increase in Authorized”).  The Increase in Authorized has an effective date with the State of Delaware Secretary of State Division of Corporations of July 1, 2014, the date the Certificate of Amendment of Certificate of Incorporation was filed.

Following the Certificate of Amendment of Certificate of Incorporation, the total number of shares of all classes of capital stock which the Company shall have the authority to issue is Five Billion Ten Million (5,010,000,000) shares of which Five Billion (5,000,000,000) shares shall be Common Stock, par value $0.001 per share and Ten Million (10,000,000) shares shall be Preferred Stock, par value $0.001 per share. Prior to the Certificate of Amendment of Certificate of Incorporation, the total number of shares of all classes of capital stock which the Company had the authority to issue was One Billion Ten Million (1,010,000,000) shares of which One Billion (1,000,000,000) shares were Common Stock, par value $0.001 per share, and Ten Million (10,000,000) shares were Preferred Stock, par value $0.001 per share.

IceWEB, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock transactions after June 30, 2014:
In July, 2014, the Company issued 97,500,000 shares of common stock, at the original conversion terms, at a per share price ranging from $0.0006 to $0.00024 valued at $35,250 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In July, 2014, the Company issued 52,958,333 shares of common stock, at the original conversion terms, at a per share price of $0.00024 valued at $12,710 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In July, 2014, the Company issued 142,872,361 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00048 to $0.00024 valued at $48,400 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In August, 2014, the Company issued 47,845,667 shares of common stock, at the original conversion terms, at a per share price of $0.00018 valued at $8,612, in full satisfaction of $62,222 of principal and interest due under a convertible note. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In August, 2014, the Company issued 347,130,555 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00018 to $0.00010 valued at $42,410 in full satisfaction of $55,120 of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In August, 2014, the Company issued 376,802,778 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00018 to $0.00006 valued at $38,714 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In September, 2014, the Company issued 530,895,833 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00008 to $0.00006 valued at $33,360 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In September, 2014, the Company issued 377,184,334 shares of common stock, at the original conversion terms, at a per share price of $0.00006 valued at $22,631 in full satisfaction of $109,745 of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In September, 2014, the Company issued 659,883,333 shares of common stock, at the original conversion terms, at a per share price ranging of $0.00006 valued at $39,593 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In October, 2014, the Company issued 128,241,333 shares of common stock, at the original conversion terms, at a per share price of $0.00006 valued at $7,694 in full satisfaction of $47,287 of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

As of June 30, 2014, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective for the period ended June 30, 2014 due to deficiencies that existed in the design or operation of our internal control over the calculation of share-based expenses that adversely affected our internal controls and that may be considered to be a material weakness.  Management believes that the material weaknesses of our disclosure controls and procedures did not have an effect on our company’s financial results.

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

Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
Robert M. Howe, III	68	Chairman of the Board &
		Chief Executive Officer
Ellen Sondee	49	Chief Financial Officer
Marc. I Abrams (1)	68	Director
Bernie Stolar (2)	68	Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

Robert M. Howe, III is a technology industry veteran with over twenty (20) years of experience running high tech and consumer electronics businesses or business units. Mr. Howe previously served as Chief Executive Officer of the Corporation from July 23, 2012 until January 14, 2014. In the past five years, Mr. Howe has served on the Board of IceWEB, Inc. twice.  He is currently Chairman of the Board.  Mr. Howe has served on no other Boards of Directors during the previous five years. Mr. Howe has extensive experience in both Business Development and Operations of technology companies.  His vision, experience and passion for technology make him uniquely qualified as a Director.  His additional experience includes working at Dell Computer Corporation from 1992-1994 as a Senior Vice President where he was instrumental in launching the DellWare business model, as well as creating a virtual logistics model that subsequently became the industry standard; working at AT&T GIS from 1994-1997 (now known as NCR), where he served as VP and General Manager for their worldwide PC business; and working at CompUSA where he held the titles of Corporate Senior Vice President and President, from 1997-2000 where he oversaw the turnaround of CompUSA’s in-house PC brand. From September 2000 to May 2006, Mr. Howe served as a consultant to technology firms, both independently and in collaboration with the Sightline Group, in connection with go-to–market readiness. From May 2006 to February 2007, Mr. Howe served as President and Chief Operations Officer of DualCor Technologies, Inc., a technology firm that developed a mobile handheld computer. Mr. Howe holds a BA in English from Birmingham-Southern College, and a Masters of Arts from Auburn University.

We believe that as a result of his years of managerial and operational experience, Mr. Howe brings to the board of directors demonstrated management ability at senior levels. These experiences, qualifications and attributes have led to our conclusion that Mr. Howe should be serving as Chief Executive Officer.

Ellen Sondee is a Chief Financial Officer and Director with Scale Finance, LLC since 2012.  Based in Charlotte, North Carolina, Scale Finance, LLC provides integrated finance solutions, including chief financial officer and controller services.  Prior to joining Scale Finance, LLC, from 2001 until 2008, Ms. Sondee was Chief Financial Officer of the Television Group of Lincoln Financial Media, a subsidiary of Lincoln Financial, where she was responsible for all finance and control functions, and from 2000 until 2001 she was Vice President of Business Development for Sony Pictures Entertainment, Motion Picture Group, where she was responsible for establishing a business development function.  Prior to this position, from 1994 until 2000 she was Assistant Corporate Controller for Sony Pictures Entertainment where she was primarily responsible for strategic planning, budget and forecast development.  From 1987 until 1994 Ms. Sondee was employed by Arthur Andersen, LLP, serving as both a Manager in the Consulting Division and an Audit Manager.  Ms. Sondee received a B.A. in Economics and Business from the University of California at Los Angeles and an M.B.A. from The Anderson School, University of California at Los Angeles.  A certified public accountant, she is also a member of the American Institute of Certified Public Accountants.

Ms. Sondee’s compensation for her services as our Chief Financial Officer will be paid to Scale Finance, LLC under the terms of our agreement with that entity.  Ms. Sondee will providing services to us on a part-time basis.

We believe that Ms. Sondee’s extensive accounting experience and expertise bring valuable knowledge to the Company and that these experiences, qualifications and attributes have led to our conclusion that Ms. Sondee should be serving as Chief Financial Officer.

Marc. I Abrams is the founder and leader (on a semi-retired status) of the public company business sector of SingerLewak LLP, a certified public accounting firm founded in 1995. He has over 40 years of public accounting experience. Mr. Abrams’ expertise includes audits of publicly held companies, initial public offerings, private offerings, corporate reorganizations and acquisitions, evaluating business plans and litigation support. Additionally, Mr. Abrams’ broad practice includes expertise in several industries including technology, life sciences, real estate, retail and franchise, hotels and casinos, and manufacturing. Mr. Abrams graduated from American University in 1967 with a Bachelor of Science in Accounting. Through 2011, he was an active member of AICPA, the California Society of CPAs and the Los Angeles Venture Association. Mr. Abrams currently serves on the Board of Directors and as head of the Audit Committee of OFS Capital Corporation, a NASDAQ listed public company.  Mr. Abrams brings to our board of directors extensive accounting experience and expertise, which is invaluable to our company.

We believe that Mr. Abrams’ extensive accounting experience and expertise bring valuable knowledge to our board of directors and that these experiences, qualifications and attributes have led to our conclusion that Mr. Abrams’ should be serving as a member of our board of directors.

Bernie Stolar joined Google in February of 2007 where he is responsible for building in-game advertising. Previously, Mr. Stolar spent two (2) years at Mattel Interactive, overseeing all of Mattel’s software, online and computer-enhanced toys, including all product and business development, marketing, sales and operations. During his time at Mattel, Mr. Stolar refocused the company to deliver best-of-breed educational and entertainment products until that division was sold in late 2000. Prior to Mattel, Mr. Stolar served as president and chief operating officer of Sega of America and Sega Entertainment, where he was responsible for Sega’s console and PC gaming businesses in North America. Before joining Sega, Mr. Stolar was at Sony Computer Entertainment of America when it launched the Sony PlayStation. He was responsible for planning and developing strategic direction for the company’s third-party software development efforts that played a key role in the global success of the PlayStation console. His experience in the video game business spans more than twenty (20) years, including serving as president of the Lynx Division for Atari Corporation and founding Pacific Novelty Manufacturing, which at that time was the largest video arcade manufacturer west of Chicago. Prior to entering the interactive entertainment industry, Mr. Stolar spent a number of years in the publishing business, holding positions as associate publisher at The Village Voice and at Coast Magazine. Mr. Stolar currently serves on the Board of Directors of Worlds.com and My Medical Records.

We believe that Mr. Stolar’s extensive senior management, operational and board experience brings valuable knowledge to our board of directors and that these experiences, qualifications and attributes have led to our conclusion that Mr. Stolar should be serving as a member of our board of directors.

There are no family relationships between any of the executive officers and directors. Directors are elected at our annual meeting of stockholders and hold office until the next annual meeting of stockholders or until his or her resignation, removal or death.

Committees of the Board of Directors

Our Board of Directors has created both an Audit Committee and a Compensation Committee. We do not have a Nominating Committee or any committee performing a similar function. The functions that such a committee would undertake are being undertaken by the entire board as a whole. We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors or any inquiry as to what the procedures may be if a stockholder wished to make such a recommendation. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. There have not been any material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.

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

●
Appoint, compensate, and oversee the work of the independent registered public accounting firm employed by our company to conduct the annual audit. This firm will report directly to the audit committee;

●	Resolve any disagreements between management and the auditor regarding financial reporting;
●	Pre-approve all auditing and permitted non-audit services performed by our external audit firm;
●	Retain independent counsel, accountants, or others to advise the committee or assist in the conduct of an investigation;
●	Seek any information it requires from employees - all of whom are directed to cooperate with the committee’s requests - or external parties;
●	Meet with our officers, external auditors, or outside counsel, as necessary; and
●
The committee may delegate authority to subcommittees, including the authority to pre-approve all auditing and permitted non-audit services, provided that such decisions are presented to the full committee at its next scheduled meeting.

Each Audit Committee member is required to:

●
satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time, and

●	meet the definitions of “non-employee director” for purposes of SEC Rule 16b-3 and “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

Each committee member is required to be financially literate and at least one member is to be designated as the “financial expert,” as defined by applicable legislation and regulation. No committee member is permitted to simultaneously serve on the audit committees of more than two other public companies. Mr. Abrams is considered an “audit committee financial expert” under the definition under Item 407 of Regulation S-K. As we expand our Board of Directors with additional independent directors the number of directors serving on the Audit Committee will also increase.

A copy of the Audit Committee Charter is available on our website at www.iceweb.com under the “Investor Relations” tab.

Compensation Committee. The Compensation Committee was appointed by the Board to discharge the Board’s responsibilities relating to:

●	compensation of our executives,
●	equity-based compensation plans, including, without limitation, stock option and restricted stock plans, in which officers or employees may participate and
●	arrangements with executive officers relating to their employment relationships with our company, including employment agreements, severance agreements, supplemental pension or savings arrangements, change in control agreements and restrictive covenants.

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

●
satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time, and

●	meet the definitions of “non-employee director” for purposes of SEC Rule 16b-3 and “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

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

Mr. Stolar serves as our Compensation Committee. As we expand our Board of Directors with additional independent directors the number of directors serving on the Compensation Committee will also increase. A copy of the Compensation Committee Charter is available on our website at www.iceweb.com under the “Investor Relations” tab.

Code of Ethics

In May 2005, we adopted a Code of Business Conduct and Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,
●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
●	compliance with applicable laws, rules and regulations,
●	the prompt reporting of violation of the code, and
●	accountability for adherence to the Code.

A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices to the attention of Corporate Secretary.

Board Leadership Structure

Mr. Howe serves as the Company’s CEO and Chairman of our board of directors and presides over meetings of the board of directors, and holds such other powers and carries out such other duties as are customarily carried out by the Chairman of our board of directors. Mr. Howe brings valuable insight to our board of directors due to the perspective and experience he brings from the technology industry. Mr. Abrams chairs our audit committee and Mr. Stolar chairs our compensation committee.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our common stock or Series AA preferred stock to file reports of their ownership and changes in ownership of our common stock and Series AA preferred stock with the SEC. Based solely on our review of the reports filed during  the nine month transition period ended June 30, 2014, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock or Series AA preferred stock failed to file a report on a timely basis during the nine month transition period ended June 30, 2014.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in for the nine months ended June 30, 2014 and the twelve months ended September 30, 2013 for our principal executive officer, our principal financial officer, our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers at June 30, 2014 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at June 30, 2014. The value attributable to any option awards is computed in accordance with accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments. The assumptions made in the valuations of the option awards are included in Note 14 of the Notes to our Financial Statements for the nine months ended June 30, 2014.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earning	Compensation	Total
Robert M. Howe III	2014	$59,750	$-	$24,000	$-	$-	$-	$17,350	$101,100
	2013	141,785	20,000	107,200	-	-	-	11,400	280,385

Ellen Sondee	2014	13,500	-	-	-	-	-	-	13,500

Mark B. Lucky	2014	208,296	5,000	-	-	-	-	9,695	222,991
	2013	192,201	-	59,200	-	-	-	11,496	262,897

Mr. Howe served as the Company’s Chief Executive Officer from July 2012 until January 14, 2014 and from May 2014 until present.  In the nine month transition period ended June 30, 2014, the Company granted Mr. Howe 2,000,000 shares of the Company’s restricted stock, valued at $24,000.  All other compensation in this period represents the value of health insurance premiums.  In Fiscal 2013 the Company granted Mr. Howe 2,810,811 shares of the Company’s restricted common stock, valued at $107,200.  All other compensation in Fiscal 2013 represents the value of health insurance premiums and housing allowance the Company paid for Mr. Howe.

Ms. Sondee served as the Company’s Chief Financial Officer from May 2014 until present.  Ms. Sondee’s compensation for her services as our Chief Financial Officer will be paid to Scale Finance, LLC under the terms of our agreement with that entity.

Mr. Lucky served as the Company’s Chief Financial Officer from March 2007 until May 2014.  In Fiscal 2013, the Company granted Mr. Lucky 2,166,162 shares of the Company’s restricted stock valued at $59,200.  All other compensation in the nine month transition period ended June 2014 and Fiscal 2013 represents the value of health insurance premiums.

How Mr. Howe’s compensation is determined

Mr. Howe is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Howe’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Howe’s compensation.  During the nine months ended June 30, 2014 Mr. Howe’s compensation package included a base salary of $96,000 and Company provided health care benefits.

How Ms. Sondee’s compensation is determined

On May 22, 2014 we entered into a letter agreement with Scale Finance, LLC to provide CFO-level support focused on SEC reporting and general senior-level finance and accounting oversight and management.  Under the terms of this agreement, Ms. Sondee is serving as our Chief Financial Officer.   As compensation for these services, Ms. Sondee’s time will be billed at $135.00 per hour.   In the event we should elect to hire an employee of Scale Finance, LLC we are obligated to pay that firm a one-time fee equal to 30% of the agreed upon annualized salary, reduced by 2% for each month of the engagement to a base fee of 20%.  We have indemnified Scale Finance, LLC and its officers, directors, agents and employees against certain liabilities.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. The following table provides information concerning the compensation of our directors for their services as members of our Board of Directors for the nine month period ended June 30, 2014.

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred	All
	or Paid	Stock	Option	Plan	Compensation	Other
Name	in Cash	Awards	Awards	Compensation	Earning	Compensation	Total
Robert M. Howe III	$-	10,000	$-	$-	$-	$-	$10,000
Marc Abrams	-	-	-	-	-	-	-
Bernie Stolar	-	-	-	-	-	-	-
Hal Compton	-	10,000	-	-	-	-	10,000
Harry Ed Soyster	-	10,000	-	-	-	-	10,000
Raymond Pirtle	-	10,000	-	-	-	-	10,000
Nicholas Carosi	-	10,000	-	-	-	-	10,000
Jack Bush	-	10,000	-	-	-	-	10,000

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS and

At September 23, 2014, there were 2,810,447,626 shares of our common stock issued and outstanding. The Company’s common stock and series AA preferred stock are the only outstanding classed of the Company’s voting securities. The following table sets forth, as of September 23, 2014, information known to us relating to the beneficial ownership of these shares by:

●	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
●	each director;
●	each executive officer and
●	all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 4126 Leonard Drive, Fairfax, Virginia  22030.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from September 23, 2014 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of September 23, 2014, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

	Common Stock		Series AA Preferred Stock		% Total
Name of Beneficial Owner	Shares	%	Shares	%	Voting Power
Robert M. Howe, III	6,447,240	0.23%	-	0.00%	0.23%
William R. Carter, Jr.	-	0.00%	400,000	100.00%	90.00%
Ellen Sondee	-	0.00%	-	0.00%	0.00%
Marc Abrams	-	0.00%	-	0.00%	0.00%
Bernie Stolar	-	0.00%	-	0.00%	0.00%

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by the Company under the Company’s 2000 Management and Director Equity Incentive and Compensation Plan and the Company’s 2012 Equity Compensation Plan and any compensation plans not previously approved by our stockholders as of June 30, 2014.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 23, 2014, we entered into a Subscription Agreement with UnifiedOnline! LLC (the “Subscriber”), a Delaware limited liability company, pursuant to which the Subscriber purchased 400,000 shares of Series AA Preferred Stock.  In consideration for the Shares, Subscriber paid $116,087 to various vendors and obtained the agreement of a certain related party lessor to temporarily forbear exercising non-payment default remedies.  Since entering into the Subscription Agreement, the Subscriber has advanced $664,578 bearing interest at 10% per annum to fund general working capital.

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

Director Independence

Messrs. Abrams and Stolar, members of our Board of Directors, are “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits and reviews for the nine months ended June 30, 2014 and the twelve months ended September 30, 2013 were $79,250 and $53,000, respectively.

AUDIT-RELATED FEES

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Our audit-related and review fees for the nine months ended June 30, 2014 and the twelve months ended September 30, 2013 were $0 and $0, respectively.

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the nine months ended June 30, 2014 and the twelve months ended September 30, 2013 were $2,750 and $0, respectively.

ALL OTHER FEES

There were no other fees billed by our principal accountant for the nine months ended June 30, 2014 and the twelve months ended September 30, 2013, except as provided above.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to the nine months ended June 30, 2014 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS

2.1	Agreement and Plan of Reorganization and Stock Purchase Agreement with Disease S.I. Inc.(4)
2.2	Agreement and Plan of Merger with IceWEB Communications, Inc. (8)
2.3	Agreement and Plan of Merger with Seven Corporation (9)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (1)
3.5	Certificate of Amendment to Certificate of Incorporation (2)
3.6	Certificate of Amendment to Certificate of Incorporation (3)
3.7	Certificate of Amendment to Certificate of Incorporation (11)
3.8	Certificate of Designations of Series A Convertible Preferred Stock (12)
3.9	Certificate of Amendment to Certificate of Incorporation (13)
3.10	Bylaws (1)
3.11	Certificate of Designations of Series B Convertible Preferred Stock (17)
3.12	Certificate of Designations, Preferences and Rights and Limitations of Series AA Preferred Stock dated April 23, 2014 (39)
3.13	Amendment of Bylaws of the Corporation, dated April 23, 2014 (39)
4.1	Form of Common Stock Purchase Warrant for Sand Hill Finance LLC (18)
4.2	Secured Convertible Debenture for Sand Hill Finance LLC (25)
4.3	Warrant Amendment Agreement with Sand Hill Finance LLC (25)
4.4	Form of Series Common Stock Purchase Warrant “N” (26)
4.5	Form of Senior Convertible Note (27)
4.6	Form of Series Common Stock Purchase Warrant “O” (27)
4.7	Form of Series Common Stock Purchase Warrant “P” (27)
4.8	Form of Series Common Stock Purchase Warrant “Q” (27)
4.9	Form of Series Common Stock Purchase Warrant “R” (30)
10.1	Acquisition Agreement with North Orlando Sports Promotions, Inc. (1)
10.2	Asset Purchase Agreement with Raymond J. Hotaling (5)
10.3	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.4	Stock Purchase Agreement with Health Span Sciences, Inc. (7)
10.5	Stock Purchase and Exchange Agreement with Interlan Communications (9)
10.6	Preferred Stock Purchase Agreement dated March 30, 2005 (12)
10.7	Registration Rights Agreement with Barron Partners LP (12)
10.8	Asset and Stock Purchase Agreement for iPlicity, Inc.(16)
10.9	Asset and Stock Purchase Agreement for DevElements, Inc. of Virginia (15)
10.11	Preferred Stock Purchase Agreement dated September 8, 2005 (18)
10.12	Registration Rights Agreement with Barron Partners LP (18)
10.13	Financing Agreement with Sand Hill Finance LLC (18)
10.14	Lease Agreement for principal executive offices (19)
10.15	Stock Purchase Agreement with Inline Corporation (21)
10.16	First Amendment to Stock Purchase Agreement with Inline Corporation (21)
10.17	Convertible Debenture with Sand Hill Finance LLC (22)
10.18	Stock Purchase Agreement for Sale of IceWEB Virginia, Inc. (23)
10.19	Series C Preferred Stock Purchase Agreement (24)
10.20	Form of Securities Purchase Agreement for senior note offering (27)
10.21	Form of subsidiary guarantee (27)
10.22	Form of Registration Rights Agreement for senior note offering (27)
10.23	Letter agreement dated August 16, 2011 by and between IceWEB, Inc. and Rodman & Renshaw LLC, as amended (27)
10.24	Form of Subscription Agreement (30)
10.25	Form of Registration Rights Agreement (30)
10.26	IceWEB, Inc. 2012 Equity Compensation Plan (28)
10.27	Ninth Amendment to Financing Agreement and Waiver with Sand Hill Finance, LLC (29)
10.28	Loan Agreement dated November 2, 2012 by and between IceWEB, Inc. and IWEB Growth Fund, LLC (31)

10.29	Form of Confession of Judgment Promissory Note (32)
10.30	Amendment to Series “O” and “Q” Warrants (33)
10.31	Form of Secured Convertible Debenture with Sand Hill Finance, LLC (34)
10.32	Agreement of Cancellation of Secured Convertible Debenture with Sand Hill Finance, LLC (36)
10.33	Share Exchange Agreement between IceWEB, Inc. Computers & Tele-Com, Inc., KC NAP, LLC, the Stockholders of Computers & Tele-Com, Inc., and Streamside Partners, LLC (38)
10.34	Escrow Agreement between parties of Computers & Tele-Com, Inc. and Law Offices of Donovan Dodrill, LLC (38)
10.35	Master Lease Agreement with Agility Lease Fund III, LLC and IceWEB, Inc. (38)
10.36	Equipment Lease Schedule with Agility Lease Fund III, LLC (38)
10.37	Security Agreement between IceWEB, Inc. and Agility Lease Fund III, LLC (38)
10.38	Form of Series T Warrant (38)
10.39	2013 Employee Option Plan (35)
10.40	Amendment 2 dated September 25, 2013 to the 2012 Equity Compensation Plan (37)
10.41	Subscription Agreement by and between the Corporation and Subscriber, dated April 23, 2014 (39)
14.1	Code of Business Conduct and Ethics (16)
21.1	Subsidiaries of the registrant (16)
23.1	Consent of D’Arelli Pruzansky, P.A. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

*           filed herewith

(1)	Incorporated by reference to the Form 10-SB, file number 000-27865, filed with on October 28, 1999, as amended.
(2)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 18, 2001.
(3)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 26, 2001.
(4)	Incorporated by reference to the Report on Form 8-K as filed on June 6, 2001.
(5)	Incorporated by reference to the Report on Form 8-K as filed on July 26, 2001.
(7)	Incorporated by reference to the Report on Form 8-K as filed on December 4, 2001.
(8)	Incorporated by reference to the Report on Form 8-K as filed on April 4, 2002.
(9)	Incorporated by reference to the Report on Form 8-K as filed on August 1, 2003.
(10)	Incorporated by reference to the Report on Form 8-K/A as filed on February 20, 2004.
(11)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on August 20, 2004.
(12)	Incorporated by reference to the Report on Form 8-K as filed on April 5, 2005.
(13)	Incorporated by reference to the definitive Information Statement on Schedule14C as filed on April 4, 2005.
(14)	Incorporated by reference to Amendment No. 1 to the Report on Form 8-K/A as filed on February 20, 2004.
(15)	Incorporated by reference to the Report on Form 8-K as filed on July 23, 2004.
(16)	Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-126898, as amended.
(17)	Incorporated by reference to our Annual Report on Form 10-KSB as filed on January 18, 2006.
(18)	Incorporated by reference to the Report on Form 8-K as filed on January 30, 2006.
(19)	Incorporated by reference to the registration statement on Form SB-2/A, SEC file number 333-126898 filed on January 30. 2006.
(21)	Incorporated by reference to the Report on Form 8-K as filed on January 3, 2009.
(22)	Incorporated by reference to the Report on Form 8-K as filed on December 1, 2009.
(23)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2010.
(24)	Incorporated by reference to the Report on Form 8-K as filed on July 31, 2010.
(25)	Incorporated by reference to the registration statement on Form S-1, SEC file number 333-167501, as amended.
(26)	Incorporated by reference to the Report on Form 8-K as filed on November 16, 2011.
(27)	Incorporated by reference to the Report on Form 8-K as filed on November 23, 2011.
(28)	Incorporated by reference to the Current Report on Form 8-K filed on August 28, 2012.
(29)	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2012.
(30)	Filed as an exhibit to the registration statement on Form S-1, SEC File No. 333-183463.
(31)	Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2012.
(32)	Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2012.
(33)	Incorporated by reference to the Current Report on Form 8-K as filed on April 10, 2013.
(34)	Incorporated by reference to the Current Report on Form 8-K as filed on April 12, 2013.
(35)	Incorporated by reference to the Current Report on Form 8-K as filed on June 11, 2013.
(36)	Incorporated by reference to the Current Report on Form 8-K as filed on August 20, 2013.
(37)	Incorporated by reference to the Current Report on Form 8-K as filed on September 25, 2013.
(38)	Incorporated by reference to the Current Report on Form 8-K as filed on October 1, 2013.
(39)	Incorporated by reference to the Current Report on Form 8-K as filed on April 23, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICEWEB, INC

October 14, 2014	By:	/s/ Robert M. Howe III
Robert M. Howe III
Chairman and Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Howe III	Chairman of the Board and CEO, principal executive officer	October 14, 2014
Robert M. Howe III

/s/ Ellen Sondee	Chief Financial Officer, principal financial and accounting officer	October 14, 2014
Ellen Sondee

/s/ Marc Abrams	Director	October 14, 2014
Marc Abrams

/s/ Bernie Stolar	Director	October 14, 2014
Bernie Stolar