Form 10-Q
period 2014-09-30
ICEWEB INC
filed 2014-11-14
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27865

ICEWEB, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	13-2640971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4126 Leonard Drive, Fairfax, VA	22030
(Address of principal executive offices)	(Zip Code)

816-979-1893
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at October 28, 2014 was: 3,457,255,625.

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

ICEWEB, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICEWEB, Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2014	2014
Assets	(unaudited)
Current Assets:
Cash	$13,930	$56,827
Accounts receivable, net	91,339	84,091
Inventory	-	19,069
Prepaid expenses	120,417	136,927
Marketable securities	11	3
Other current assets	29,667	51,708
Total Current Assets	255,364	348,625

Property and equipment, net of accumulated depreciation of $891,754 and $939,408 respectively	293,895	451,843
Deposits	5,923	5,923
Other assets	1,545	1,545
Total Assets	$556,727	$807,936

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$749,042	$840,009
Notes payable	1,017,984	947,475
Note payable, related party	1,152,318	664,578
Deferred revenue	67,110	74,824
Convertible notes payable, net of discount	46,925	197,645
Derivative liability - warrants	255,060	302,065
Derivative liability - convertible debt	107,047	469,632
Total Current Liabilities	3,395,486	3,496,228

Note payable, long term portion	936,846	1,143,501

Stockholders' Deficit:
Series B convertible preferred stock ($.001 par value; 10,000,000 shares authorized; 626,667 shares issued and outstanding)	626	626
Series AA convertible preferred stock ($.001 par value; 10,000,000 shares authorized; 400,000 shares issued and outstanding)	400	400
Common stock ($.001 par value; 5,000,000,000 shares authorized; 3,329,014,292 and 695,941,098 shares outstanding, respectively)	3,329,014	695,941
Additional paid in capital	46,042,482	48,381,461
Accumulated deficit	(53,054,138)	(52,816,224)
Accumulated other comprehensive loss	(80,989)	(80,997)
Treasury stock, at cost, (162,500 shares)	(13,000)	(13,000)
Total Stockholders' Deficit	(3,775,605)	(3,831,793)
Total Liabilities and Stockholders' Deficit	$556,727	$807,936

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013

Sales	$237,889	$103,922

Cost of sales	131,510	63,748
Gross profit	106,379	40,174

Operating expenses:
Sales and marketing	35,785	106,630
Depreciation	156,061	94,301
Research and development	108,597	589,568
General and administrative	261,631	1,420,388
Total Operating Expenses	562,074	2,210,887

Loss from Operations	(455,695)	(2,170,713)

Other income (expenses):
Gain/(loss) on sale of assets	3,625	-
Gain/(loss) in change of fair value of derivative liability	409,590	(549)
Loss on extinguishment of debt	-	(768,463)
Interest expense	(195,434)	(58,732)
Total other income (expenses)	217,781	(827,744)

Net loss	$(237,914)	$(2,998,457)

Loss per common share basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	1,551,839,132	290,864,883

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
	Three Months Ended
	September 30,
	2014	2013

Net loss	$(237,914)	$(2,998,457)

Other comprehensive income/(loss), net of tax:

Unrealized gain (loss) on securities	8	(2,870)

Other comprehensive income/(loss)	8	(2,870)

Comprehensive loss	$(237,906)	$(3,001,327)

See accompanying notes to unaudited consolidated financial statements

ICEWEB, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
NET CASH USED IN OPERATING ACTIVITIES	$(392,408)	$(1,493,087)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(1,643)	(23,319)
NET CASH USED IN INVESTING ACTIVITIES	(1,643)	(23,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(136,586)	-
Proceeds from convertible note payable	-	58,796
Proceeds from notes payable, related party	487,740	75,000
Proceeds from sale of common stock	-	112,134
Proceeds from exercise of common stock options	-	1,201,585
NET CASH PROVIDED BY FINANCING ACTIVITIES	351,154	1,447,515

NET INCREASE (DECREASE) IN CASH	(42,897)	(68,891)

CASH - beginning of period	56,827	78,543

CASH - end of period	$13,930	$9,652

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,495	$3,769

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment on convertible note with common stock	$281,679	$1,642,739

See accompanying notes to unaudited consolidated financial statements

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

NOTE 1 - NATURE OF BUSINESS

IceWEB, Inc. (the “Company”) began trading publicly in April 2002.  During the three months ended September 30, 2014 we had three wholly owned operating subsidiaries, Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC) and IceWEB Storage Corporation (formerly known as Inline Corporation).  During the three months ended September 30, 2013 we had one wholly owned operating subsidiary, IceWEB Storage Corporation.  With our acquisition of CTC in October 2013, IceWEB provides wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.  In addition, through our IceWEB Storage Corporation subsidiary we deliver on-line cloud computing application services, other managed services such as Disaster Recovery, Archive Storage, Redundant File Storage, Redundant Broadband Services and Business Continuity Services.

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

Reclassifications
Certain reclassifications have been made to previously reported amounts to conform to 2015 amounts. The reclassifications had no impact on previously reported results of operations or stockholders’ deficit.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net losses and net cash used in operating activities of $237,914 and $392,408, respectively, for the three months ended September 30, 2014.  The Company also had an accumulated deficit of $53,054,138 at September 30, 2014.    These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the valuation of stock-based compensation, the allowance for doubtful accounts, the useful life of property and equipment, derivative liabilities, and litigation reserves.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

Accounts Receivable
Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $28,850 as of September 30, 2014.  Management performs ongoing evaluations of its accounts receivable, and believes that all remaining receivables are fully collectable.  Bad debt expense amounted to $0 and $114,918 for the three months ended September 30, 2014 and 2013, respectively.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815.  As of September 30, 2014 our derivatives are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 12).

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation expense is recorded by using the straight-line method over the estimated useful lives of the related assets.

Product Warranties
The Company’s products typically carry a warranty for periods of up to three years.  We have not had any significant warranty claims on our products.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

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

Long-lived Assets
In accordance with ASC Topic 360, “Property, Plant, and Equipment”, we review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Revenue Recognition
We follow the guidance of ASC Topic 605, “Revenue Recognition” for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

It is our practice to obtain a signed master sales agreement for recurring revenue sales, and/or a sales order for events and one-time services.  Taxes collected from customers and remitted to government authorities are reported on a net basis and are excluded from revenue.

We derive the majority of our revenues from recurring revenue streams, consisting of:

1.	Wireless and fiber broadband service;
2.	Co-location, which includes the licensing of cabinet and power;
3.	Interconnection services, such as cross connects;
4.	Managed infrastructure services.

●
Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for data center space customers.  We generally recognize revenue beginning on the date the customer commences use of our services

●	Implementation and set-up fees are recognized at the time those services are completed, unless prior agreement was made for interim billings for work completed.
●	For services that are billed according to customer usage, revenue is recognized in the month in which the usage is proviced.
●	Professional services are recognized in the period services are provided.
●	Amounts that have been invoiced are recorded in accounts receivable and revenue

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

Barter Transactions
Barter activity is accounted for in accordance with ASC 845, Nonmonetary Transactions.  Barter revenue relates to the exchange of wireless bandwidth and internet connectivity provided by CTC to business customers in exchange primarily for roof rights for antennae, advertising and other products and services that CTC would otherwise be required to buy for cash.  Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services are exchanged.  For the three months ended September 30, 2014, the Company recorded barter revenue of $7,714 and barter expense of $0.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

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

Earnings per Share
We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible notes and preferred stock (using the if-converted method).  Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At September 30, 2014, there were options and warrants to purchase 25,777,592,334 shares of common stock, and 626,667 shares issuable upon conversion of Series B preferred stock outstanding which could potentially dilute future earnings per share. Additionally, on or after May 15, 2014, to the extent sufficient shares of Common Stock are authorized, the shares of Series AA Preferred Stock shall be convertible into shares of the Company’s fully diluted Common Stock to provide the holders ninety percent of all shares of Common Stock of the Company.

Stock-Based Compensation
As more fully described in Note 16, we have two stock option plans that provide for non-qualified options to be issued to directors, officers, employees and consultants (the 2012 Equity Compensation Plan and the 2013 Equity Plan (the “Plans”).

Cost of Sales
Cost of sales consists primarily of the costs of providing wireless and fiber bandwidth and colocation services.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Various accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	September 30, 2014	June 30, 2014
Equipment	3 years	$1,119,242	$1,324,844
Computer Software	3 years	59,694	59,694
Vehicle	3 years	1,979	1,979
Leasehold Improvements	3 years	4,734	4,734
		1,185,649	1,391,251
Less: Accumulated Depreciation		(891,754)	(939,408)

Net, Property and Equipment		$293,895	$451,843

Capitalized equipment under lease agreements totaled $1,983,854 capitalized on acquisition date net of $1,317,072 of accumulated depreciation of which $168,822 is left net of accumulated depreciation as of September 30, 2014 and $279,981 is left net of accumulated depreciation as of June 30, 2014.  The lease term of each capital equipment lease is 36 months.

Depreciation expense for the three months ended September 30, 2014 and 2013 was $157,138 and $94,301, respectively.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	September 30, 2014	June 30, 2014
Raw Materials	$-	$19,069
Work in Progress	-	-
Finished Goods	-	-
	$-	$19,069

The decrease in inventory is due to a shift in the business’ focus to wireless and fiber broadband service, co-location space and data center operations related to our acquisition of CTC in October 2013.

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

On August 20, 2013 IceWEB, Inc. entered into an Agreement for the Cancellation of Secured Convertible Debenture with SHF pursuant to which SHF converted $1,642,739 of principal and accrued but unpaid interest due it under the Secured Convertible Debenture dated April 15, 2013 into 37,000,000 shares of our common stock.  The conversion price per share was $0.0444 when the market price per share was $0.0319 per share and the contractual conversion price per the convertible debenture was $0.075 per share.  The Company recognized a loss on the extinguishment of debt of $768,463 in the three months ended September 30, 2013 as a result of this transaction.

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

Between November 9, 2012 and July 11, 2013, IWEB Growth Fund lent us an aggregate of $186,000 under the terms of 9 separate Confession of Judgment Promissory Notes. These notes, which are identical in their terms other than the dates and principal amounts, are for a one year term and bear interest at 12% per annum payable at maturity. Embodied in each of the notes is a confession of judgment which means that should we default upon the payment of the note, we have agreed to permit IWEB Growth Fund to enter a judgment against us in the appropriate court in Virginia before filing suit against us for collection of the amounts. Pursuant to the terms of the Loan Agreement, we paid IWEB Growth Fund’s expenses of $1,500 for the preparation of the Loan Agreement and related documents. We used the net proceeds from these initial loans for general working capital.  The Company is currently in default on these loans.  There is no guarantee that IWEB Growth Fund will not enter a judgment against the Company.

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

The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 "Debt Modification and Extinguishment" to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results exceeded the 10% factor, the debt modification is considered substantially different and applied extinguishment accounting. Accordingly, the gain or loss on extinguishment should be measured by the difference between the carrying amount of the old debt and the fair value of the new debt. Additionally, Topic ASC 470-50-40-17 states if the exchange or modification is to be accounted for in the same manner as a debt extinguishment and the new debt instrument is initially recorded at fair value, then the fees paid or received shall be associated with the extinguishment of the old debt instrument and included in determining the debt extinguishment gain or loss to be recognized. The fair value of the new debt was determined to be $1,983,164 and the carrying amount of the old debt of principal and accrued interest totaling $1,717,853 resulted in a total loss on the extinguishment of debt of $265,311 at June 30, 2014.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

A summary of our Notes Payable is as follows:

	September 30, 2014	June 30, 2014
IWEB Growth Fund	$186,000	$186,000
UO! IP of NC, LLC - Current Portion	733,609	660,458
Other Notes Payable	98,375	101,017
	$1,017,984	$947,475
UO! IP of NC, LLC - Long Term Portion	936,846	1,143,501
	$1,954,830	$2,090,976

NOTE 6 – OTHER CURRENT ASSETS

Other current assets totaled $29,667 and $51,708 at September 30, 2014 and June 30, 2014, respectively.  The balance at September 30, 2014 and June 30, 2014 consists primarily of deferred loan fees related to the capitalized lease obligation to Agility Ventures, LLC.

NOTE 7 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At September 30, 2014 all of the Company’s cash balances were fully insured. The Company has not experienced any losses in such accounts.

Major Customers

Sales to 1 customer for the three months ended September 30, 2014 represented 13% of total sales and sales to 2 major customers represented 39% of total sales for the three months ended September 30, 2013.

	Three Months Ended
	September 30,
	2014	2013
Customer A	13%	26%
Customer B	0%	13%
All others	87%	61%
	100%	100%

As of September 30, 2014 and June 30, 2014, respectively, approximately 54% and 95% of our accounts receivable was due from two customers.

	September 30,	June 30,
	2014	2014
Customer A	42%	68%
Customer B	12%	27%
All others	46%	5%
	100%	100%

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

NOTE 8 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of September 30, 2014 and June 30, 2014, the Company’s investments in marketable equity securities are based on the September 30, 2014 and June 30, 2014 stock price as reflected on the OTCBB stock, respectively.  These marketable equity securities are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
September 30, 2014	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$-	$(80,989)	$11

Total	$81,000	$-	$(80,989)	$11

		Gross	Gross
		Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$-	$(80,997)	$3

Total	$81,000	$-	$(80,997)	$3

The unrealized gains are presented in comprehensive income in the unaudited consolidated statement of operations and comprehensive income.

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Three Months Ended
	September 30,
	2014	2013

Net gains/(loss) on investments in publicly traded equity securities	$8	$(2,870)

Net gains/(loss) on investments	$8	$(2,870)

NOTE 9 – FAIR VALUE MEASUREMENTS

The Company follows ASC 820, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The Company did not adopt the ASC 820 fair value framework for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. ASC 820 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investments Measured at Fair Value on a Recurring Basis:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Marketable Equity Securities	$11	$ -	$ -
Derivative liabilities, warrants	$ -	$ -	$255,060
Derivative liabilities, convertible debt	$ -	$ -	$107,047

June 30, 2014
Marketable Equity Securities	$3	$ -	$ -
Derivative liabilities, warrants	$-	$ -	$302,065
Derivative liabilities, convertible debt	$-	$ -	$469,632

Under the guidance of ASC 320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In the assessment of OTTI for various securities at September 30, 2014 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.

There were no impairment charges on investments in publicly traded equity securities for the three months ended September 30, 2014 or the three months ended September 30, 2013.

The Company has evaluated its publicly traded equity securities as of September 30, 2014, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 10 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

The Company’s accumulated other comprehensive loss consists of unrealized loss on marketable securities available for sale of $80,989 at September 30, 2014 and $80,997 at June 30, 2014.

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

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

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of CTCI occurred at July 1, 2013.

Three Months Ended
September 30,
2013
Revenues, net	$(142,996)

Net loss	(4,083,621)

Net loss per common share - basic and diluted	$(0.01)

Weighted average common shares outstanding - basic and diluted	282,215,733

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the acquisition occurred at July 1, 2013, nor is it necessarily indicative of future operating results.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

NOTE 12 – CONVERTIBLE NOTES

As of September 30, 2014 and June 30, 2014 the Company had the following convertible notes outstanding:

	September 30, 2014	June 30, 2014
December, 2013 $62,222 Convertible Note, 12% interest, due July 2014, with a 10% original issue discount	$-	$43,862	(1)
November 2013 $132,000 Convertible Note, 10% interest, due November 2014, with a 10% original issue discount	-	102,000	(2)
December 2013 $43,821 Convertible Note, 10% interest, due December 2014	4,228	43,821	(3)
December 2013 $60,000 Convertible Note, 10% interest, due December 2014	60,000	60,000	(4)
January 2014 $53,000 Convertible Note, 8% interest, due October 2014	-	53,000	(5)
February 2014 $32,500 Convertible Note, due November 2014	-	32,500	(6)
	64,228	335,183
Less: Debt Discount	(17,303)	(137,538)
	$46,925	$197,645

(1)
The Company borrowed $62,222 in December 2013, due July 2014, with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a debt discount of $5,556 related to the conversion feature of the note, along with a derivative liability of $50,000 in December, 2013.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the seven month term of the note.  Also, see Note 13.

During July and August 2014, the holder of the Convertible Note exercised their conversion rights and converted $43,862 of the outstanding principal and accrued interest balance.

(2)
The Company borrowed $132,000 in November 2013, due November 2014, with interest at 10%.   The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 15 trading days previous to the conversion, with a floor of $0.001 per share.  The note has an original issue discount of $12,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a derivative liability at inception of $114,000.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the three months ending September 30, 2014 total amortization was recorded in the amount of $51,500 resulting in a debt discount of $0 at September 30, 2014.   Interest expense of $45 was recorded at September 30, 2014.  Also, see Note 13.

During the period July through September 2014, the holder of the Convertible Note exercised their conversion rights and converted $109,745 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement.

(3)
The Company borrowed $43,821 in December 2013, due December 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $43,821.  During the three months ending September 30, 2014 total amortization was recorded in the amount of $10,955 resulting in a debt discount of $7,303 at September 30, 2014.  Interest expense of $767 was recorded at September 30, 2014. Also, see Note 13.

During September 2014, the holder of the Convertible Note exercised their conversion rights and converted $39,593 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

(4)
The Company borrowed $60,000 in December 2013, due December 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $60,000.  During the three months ending September 30, 2014 total amortization was recorded in the amount of $15,000 resulting in a debt discount of $10,000 at September 30, 2014.   Interest expense of $1,050 was recorded at September 30, 2014.  Also, see Note 13.

(5)
The Company borrowed $53,000 in January 2014 due October 2014. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $44,040, and during the three months ended September 30, 2014 recorded amortization of debt discount of $24,724 resulting in a debt discount of $0 at September 30, 2014.  Interest expense of $353 was recorded at September 30, 2014.  Also, see Note 13.

During July and August 2014, the holder of the Convertible Note exercised their conversion rights and converted $55,120 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement, at the contractual terms per the note agreement.

(6)
The Company borrowed $32,500 in February 2014 due November 2014. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.   The Company recorded a derivative liability at inception of the note of $32,500, and during the three months ended September 30, 2014 recorded amortization of debt discount of $18,055 resulting in a debt discount of $0 at September 30, 2014.  Interest expense of $433 was recorded at September 30, 2014.  Also, see Note 13.

During September 2014, the holder of the Convertible Note exercised their conversion rights and converted $33,360 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement.

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at September 30, 2014 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

The derivative warrants outstanding at September 30, 2014 are all currently exercisable with a weighted-average remaining life of 2.25 years.

Derivative liability – convertible notes

From November, 2013 through March 31, 2014 the Company issued convertible notes in the total principal amount of $467,043 and amended conversion terms of the previously existing convertible notes in the amount of $186,667.  Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities.  The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at September 30, 2014 and June 30, 2014 using the Black-Scholes model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of income of $409,590 for the three months ended September 30, 2014 and loss of $549 for the three months ended September 30, 2013 with the Company’s consolidated statements of operations, under the caption “Gain (loss) in change of fair value of derivative liability”.  The fair value of the warrants at September 30, 2014 and June 30, 2014 is $255,060 and $302,065, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability - warrants”.  The fair value of the derivative liability related to the convertible debt at September 30, 2014 and June 30, 2014 is $107,047 and $469,632, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability – convertible debt”.

The following summarizes the changes in the value of the derivative warrant liability and the derivative current debt liability from June 30, 2014 until September 30, 2014:

	Value	No. of Warrants
Balance at June 30, 2014 - Derivative liability - warrants	$302,065	2,338,703,090
Decrease in fair value of derivative warrant liability	(47,005)
Balance at September 30, 2014 - Derivative liability - warrants	$255,060	25,774,699,264

Value
Balance at June 30, 2014 - Derivative liability - convertible debt	$469,632
Decrease in derivative liability related to conversion of convertible debt	(373,290)
Increase in fair value of derivative liability	10,705
Balance at September 30, 2014 - Derivative liability - convertible debt	$107,047

Fair Value Assumptions Used in Accounting for Derivative Liability

The Company has determined its derivative liability to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of September 30, 2014.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.   The key inputs used in the September 30, 2014 fair value calculations were as follows:

September 30, 2014
Current exercise price	$0.00006 - $0.0055
Time to expiration	1 to 2.75 years
Risk-free interest rate	1.07%
Estimated volatility	349.64%
Dividend	$0
Stock price on September 30, 2014	$0.00010
Expected forfeiture rate	0% to 90%

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company leased office space in Sterling, Virginia under a two-year operating lease that expired on March 31, 2011.  The Company occupied the office space on a month-to-month basis until October 31, 2013, when the Company relocated their operations to Kansas City, Missouri in conjunction with our acquisition of CTC.  In Kansas City we currently have real estate leases at two locations, totaling 6,875 square feet.  These operating leases are standard commercial leases.

As of September 30, 2014, future minimum lease payments under these operating leases are as follows:

For the Year Ending,
June 30,	Amount
2015	$76,375
2016	63,275
2017	15,385
2018	-
$155,035

Rent expense was $22,102 and $18,793 for the three months ended September 30, 2014 and 2013.

At September 30, 2014 the Company is the subject of, or party to, six known, pending or threatened, legal actions. Following is a discussion of each:

1.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on May 28, 2010 in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff obtained a judgment for $16,322 plus interest and costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $19,000 as of September 30, 2014.

2.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on September 15, 2010 in the General District Court of Fairfax County, Virginia.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The plaintiff obtained a Consent Judgment for $12,900 in compensatory damages plus $58 in costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $18,500 as of September 30, 2014.

3.
The Company was named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) on August 10, 2012 in the General District Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay for delivery of services provided by plaintiff.  The plaintiff was granted a judgment by consent in the amount of $12,920.  The Company is seeking an out-of-court settlement.    There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $13,600 as of September 30, 2014.

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that IceWEB failed to pay the full amount owed for services. The plaintiff is seeking $17,250 plus attorney’s fees, interest and cots.  The Company is vigorously contesting this case.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $20,500 as of September 30, 2014.

5.
The Company initiated a suit against WANsecurity on November 13, 2013 in the Jackson County Circuit Court of Kansas City, Missouri to prevent WANsecurity from taking action that could cause significant disruptions to the Company’s customers.  The matter is set for trial on June 1, 2015.  The matter is currently in active settlement negotiation.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $27,000 as of September 30, 2014.

6.
The Company was named as the defendant in a legal proceeding brought by Robert Half International (the plaintiff) on June 23, 2014 in the Jackson County Associate Circuit Court of Kansas City, Missouri.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The Company settled and paid $3,500 on September 18, 2014.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

NOTE 15 – STOCKHOLDERS’ DEFICIT

The Company has issued and outstanding Series N warrants for 25,725,733,990 common shares, as adjusted, with a current exercise price of $0.00006, as adjusted, which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  Simultaneously with any reduction to the exercise price of the Series N warrants, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

The Company has issued and outstanding Series O and Series Q warrants for 30,488,720 common shares, as adjusted, with a current exercise price of $0.028, expiring November 23, 2016.

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

●	the shares of Series B Convertible Preferred Stock automatically convert into shares of our common stock in the event of change of control of the Company.

●	At September 30, 2014, there were 626,667 shares of Series B Convertible Preferred Stock outstanding.

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

●	At September 30, 2014, there were 400,000 shares of Series AA Preferred Stock outstanding.

Common Stock

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

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

Three months ended September 30, 2014 Transactions

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

In August, 2014, the Company issued 347,130,555 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00018 to $0.00010 valued at $42,410 in full satisfaction of principal and interest due under a convertible note.

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

In September, 2014, the Company issued 377,184,334 shares of common stock, at the original conversion terms, at a per share price of $0.00006 valued at $22,631 in full satisfaction of principal and interest due under a convertible note.

In September, 2014, the Company issued 659,883,333 shares of common stock, at the original conversion terms, at a per share price of $0.00006 valued at $39,593 as a partial conversion of principal and interest due under a convertible note.

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of September 30, 2014 and changes during the three month period ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2014	2,387,668,364	$0.02800
Granted (due to ratchet provisions)	23,387,030,900	0.00006
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2014	25,774,699,264	$0.00019

The ratchet provision was triggered by the conversion of convertible debt.

The following table summarizes information about common stock warrants outstanding at September 30, 2014:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
September 30, 2014	Remaining Life	Exercise Price	September 30, 2014	Exercise Price
25,725,733,990	2.00 Years	$0.00006	25,725,733,990	$0.00066
30,488,720	2.15 Years	0.02800	30,488,720	0.02800
14,801,554	2.75 Years	0.15000	14,801,554	0.15000
3,675,000	1.00 Year	0.05500	3,675,000	0.05500
25,774,699,264	2.25 Years	$0.00019	25,774,699,264	$0.00019

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

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Three Months Ended September 30,
	2014	2013
Expected volatility	13% - 278%	13% - 278%
Expected term	1 -3 Years	1 -3 Years
Risk-free interest rate	0.01% - 0.34%	0.01% - 0.34%
Forfeiture rate	0% - 45%	0% - 45%
Expected dividend yield	0.00%	0.00%

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

For the three months ended September 30, 2014 and 2013, total stock-based compensation charged to operations for option-based arrangements amounted to $12,415 and $195,995, respectively. At September 30, 2014, there was approximately $45,573 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of September 30, 2014 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance at June 30, 2014	2,892,970	$0.08366
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2014	2,892,970	$0.08366

The following table summarizes information about employee stock options outstanding at June 30, 2014:

	Options Outstanding			Options Exercisable
	Number			Number
Range of	Outstanding at	Weighted Average	Weighted Average	Exercisable at	Weighted Average
Exercise Price	September 30, 2014	Remaining Life	Exercise Price	September 30, 2014	Exercise Price
$0.07700	250,000	2.96 Years	$0.07700	166,667	$0.07700
$0.0847 - $0.081	2,642,970	2.96 Years	0.08430	2,642,970	0.08430
	2,892,970	2.96 Years	$0.08367	2,809,637	$0.08367

ICEWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

 NOTE 17 - RELATED PARTY TRANSACTIONS

 On April 23, 2014, we entered into a Subscription Agreement with UnifiedOnline! LLC (the “Subscriber”), a Delaware limited liability company, pursuant to which the Subscriber purchased 400,000 shares of Series AA Preferred Stock.  In consideration for the Shares, Subscriber paid $116,087 to various vendors and obtained the agreement of a certain related party lessor to temporarily forbear exercising non-payment default remedies.  Since entering into the Subscription Agreement, the Subscriber has advanced $1,152,318 bearing interest at 10% per annum to fund general working capital.

NOTE 18 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the three months ended September 30, 2014 and 2013 all material assets and revenues of the Company were in the United States.

NOTE 19 – SUBSEQUENT EVENTS

Stock transactions after September 30, 2014:
In October, 2014, the Company issued 128,241,333 shares of common stock, at the original conversion terms, at a per share price of $0.00006 valued at $7,694 in full satisfaction of principal and interest due under a convertible note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

 The following analysis of our unaudited consolidated financial condition and results of operations for the three months ended September 30, 2014 and 2013 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.  MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
●	Critical Accounting Policies.
●	Results of Operations. An analysis of our financial results comparing the three months ended September 30, 2014 to the three months ended September 20, 2013.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
●	Off Balance-Sheet Arrangements.
●	Recent Accounting Pronouncements.

OVERVIEW

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the nine months ended June 30, 2014 and notes thereto contained on Form 10-KT of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

Financial Reporting Release No. 60, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

The following table provides an overview of certain key factors of our results of operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013:

	Three Months Ended September 30,		$	%
	2014	2013	Change	Change
Net Revenues	$237,889	$103,922	$133,967	128.9%
Cost of sales	131,510	63,748	67,762	106.3%
Operating Expenses
Sales and marketing	35,785	106,630	(70,845)	(66.4%)
Depreciation	156,061	94,301	61,760	65.5%
Research and development	108,597	589,568	(480,971)	(81.6%)
General and administrative	261,631	1,420,388	(1,158,757)	(81.6%)
Total Operating Expenses	562,074	2,210,887	(1,648,813)	(74.6%)
Loss from operations	(455,695)	(2,170,713)	1,715,018	(79.0%)
Total other income (expense)	217,781	(827,744)	1,045,525	(126.3%)
Net loss	$(237,914)	$(2,998,457)	$2,760,543	(92.1%)

Other Key Indicators:

	Three Months Ended September 30,
	2014	2013
Cost of sales as a percentage of revenue	55.3%	61.3%
Gross profit margin	44.7%	38.7%
Sales and marketing expense as a percentage of sales	15.0%	102.6%
General and administrative expenses as a percentage of sales	110.0%	1366.8%
Total operating expenses as a percentage of sales	236.3%	2127.4%

Three Month Period ended September 30, 2014

Revenues

For the three months ended September 30, 2014, we reported revenues of $237,889 as compared to revenues of $103,922 for the three months ended September 30, 2013, an increase of $133,967 or approximately 129%.  The increase in sales is primarily due to a shift in the business’ focus to the data center operations related to our acquisition of CTC in October 2013

Cost of Sales

Our cost of sales consists primarily of the costs of providing wireless and fiber bandwidth and colocation services.  For the three months ended September 30, 2014 cost of sales was $131,510 or approximately 55% of revenues, compared to $63,748, or approximately 61% of revenues, for the three months ended September 30, 2013. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was due to the change in focus of the business.  We anticipate that our gross profit margins will remain between 35% and 50% through the balance of fiscal 2015.

Total Operating Expenses

Our total operating expenses decreased approximately 75% to $562,074 for the three months ended September 30, 2014 as compared to $2,210,887 for the three months ended September 30, 2013. These changes include:

●	Sales and marketing. For the three months ended September 30, 2014, sales and marketing costs were $35,785 as compared to $106,630 for the three months ended September 30, 2013, a decrease of $70,845 or approximately 66%. The decrease was due to a decrease in sales and marketing related headcount and stock-based consulting expense during the three months ended September 30, 2014 versus the three months ended September 30, 2013.

●	Depreciation expense. For the three months ended September 30, 2014, depreciation expense in operating expenses amounted to $156,061 as compared to $94,301 for the three months ended September 30, 2013. The increase was primarily due to the acquisition of CTC in October, 2013.

●	Research and development. For the three months ended September 30, 2014 research and development costs were $108,597 as compared to $589,568 for the three months ended September 30, 2013, a decrease of $480,971 or approximately 82%. The decrease was due to a decrease in research and development related headcount and stock-based consulting expense during the three months ended September 30, 2014 versus the three months ended September 30, 2013.

●	General and administrative expense. For the three months ended September 30, 2014, general and administrative expenses were $261,631 as compared to $1,420,388 for the three months ended September 30, 2013, a decrease of $1,158,757 or approximately 82%. For the three months ended September 30, 2014 and 2013 general and administrative expenses consisted of the following:

	Three Months Ended September 30,
	2014	2013
Occupancy	$22,102	$5,676
Consulting	56,923	666,675
Employee compensation	76,311	434,368
Professional fees	15,378	60,205
Travel and entertainment	17,546	7,185
Insurance	20,537	6,879
Other	52,834	239,400
	$261,631	$1,420,388

The principal changes between the two periods include:

●	For the three months ended September 30, 2014, occupancy expense increased approximately 289% from the three months ended September 30, 2013 due to the acquisition of CTC in October 2013.

●
For the three months ended September 30, 2014, consulting expense decreased approximately 91% due to a reduced use of consultants for business development efforts as well as reduced non-recurring stock-based consulting fees related to merger and acquisition activity in the three months ended September 30, 2013.

●
For the three months ended September 30, 2014 employee compensation which includes related taxes and benefits decreased approximately 82% due to reduced headcount and lower stock-based compensation expense as compared to the three months ended September 30, 2013.

●
For the three months ended September 30, 2014, professional fees decreased approximately 75% due to lower litigation and legal fees incurred in the normal course of business as compared to the three months ended September 30, 2013.

●	For the three months ended September 30, 2014, insurance expense increased approximately 199% from the three months ended September 30, 2013 due to higher premiums paid for directors and officer’s insurance.

●	For the three months ended September 30, 2014, other expense decreased approximately 78% from the three months ended September 30, 2013 primarily due to a decrease in bad debt expense, decrease in write-off of assets and other cost control measures.

We anticipate that general and administrative expenses will continue to remain flat during the balance of Fiscal 2015.

LOSS FROM OPERATIONS

The Company reported a loss from operations of $455,695 for the three months ended September 30, 2014 as compared to a loss from operations of $2,170,713 for the three months ended September 30, 2013, a decrease of $1.7 million or approximately 79%.

OTHER INCOME (EXPENSES)

Loss in change of fair value of derivative liability.  For the three months ended September 30, 2014 we had a gain on the change in derivative liability of $409,590 as compared to a loss on the change in derivative liability of $549 for the three months ended September 30, 2013.  This represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding variably-priced warrants.  The variance is primarily attributable to the change in the Company’s stock price and the conversion of convertible notes to equity.

Loss on extinguishment of debt. For the three months ended September 30, 2013 we had a loss on extinguishment of debt related to the payoff of our outstanding convertible debenture payable to Sand Hill Finance, LLC of $768,463.  We did not incur a similar expense in the three months ended September 30, 2014.

Interest Expense.  For the three month period ended September 30, 2014, interest expense increased approximately 232%. The increase in interest expense is primarily attributable to the interest expense on an equipment lease entered into on October 1, 2013 and due to interest expense on a related party note.

NET LOSS

The Company’s net loss was $237,914 for the three months ended September 30, 2014 compared to a loss of $2,998,457 for the three months ended September 30, 2013, an improvement of $2.7 million or 92%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

In summary, our cash flows are as follows:

	Three Months Ended
	September 30,
	2014	2013

Net cash used in operating activities	$(392,408)	$(1,493,087)

Net cash used in investing activities	(1,643)	(23,319)

Net cash provided by financing activities	351,154	1,447,515

Net decrease in cash	$(42,897)	$(68,891)

Net cash used by operating activities was $392,408 for the three months ended September 30, 2014 as compared to net cash used by operating activities of $1,493,087 for the three months ended September 30, 2013, a decrease of $1.1 million.  For the three month period ended September 30, 2014, our cash used in operations of $392,408 consisted of a net loss of $237,914 offset by non-cash items totaling $93,738 including items such as depreciation of $157,138, amortization of debt discount of $120,235, change in fair value of derivative liability of $409,590 and other non-cash items of $38,479.  Additionally, during the three month period ended September 30, 2014, we had a decrease in operating liabilities offset by a decrease in operating assets which increased our net loss.
For the three months ended September 30, 2013, our cash used in operations of $1.5 million consisted of a net loss of $3.0 million offset by non-cash items totaling $1.6 million including items such as depreciation of $94,301, stock based compensation of $291,443, the amortization of deferred compensation of $195,995, the loss on extinguishment of debt of $768,463, and the issuance of common stock for services of $101,522 and other non-cash items of $148,502.  Additionally, during the three months ended September 30, 2013 we had a decrease in operating liabilities offset by a decrease in operating assets which increased our net loss

Net cash used in investing activities for the three months ended September 30, 2014 was $1,643 as compared to net cash used in investing activities for the three months ended September 30, 2013 of $23,319 for property and equipment purchases.

Net cash provided by financing activities for the three months ended September 30, 2014 was $351,154 as compared to net cash provided of $1.4 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, net cash provided by financing activities related to proceeds from a related party note of $487,740 offset by repayments on notes payable of $136,586.  For the three months ended September 30, 2013, net cash provided by financing activities related to proceeds from notes payable of $58,796 which were advances under our factoring line with Sand Hill Finance LLC, proceeds from the exercise of common stock options of $1.2 million, proceeds from the sale of restricted stock of $112,134 and proceeds from a note payable with related parties of $75,000.

At September 30, 2014 we had a working capital deficit of $3.1 million and an accumulated deficit of $53.0 million.  The report from our independent registered public accounting firm on our audited financial statements for the nine month transition period ended June 30, 2014 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. Our sales were not sufficient to pay our operating expenses. We reported a net loss of $237,914 for the three months ended September 30, 2014. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At September 30, 2014 we had cash on hand of $13,930.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Registrant’s last fiscal quarter, except as noted below, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company has addressed the deficiencies that existed in the design or operation of our internal control over the calculation of share-based expenses that adversely affected our internal controls and that may be considered to be a material weakness.  Management believes that the correction of the material weaknesses of our disclosure controls and procedures did not have an effect on our company’s financial results.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

At September 30, 2014 the Company is the subject of, or party to, six known, pending or threatened, legal actions. Following is a discussion of each:

1.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on May 28, 2010 in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff obtained a judgment for $16,322 plus interest and costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $19,000 as of September 30, 2014.

2.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on September 15, 2010 in the General District Court of Fairfax County, Virginia.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The plaintiff obtained a Consent Judgment for $12,900 in compensatory damages plus $58 in costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $18,500 as of September 30, 2014.

3.
The Company was named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) on August 10, 2012 in the General District Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay for delivery of services provided by plaintiff.  The plaintiff was granted a judgment by consent in the amount of $12,920.  The Company is seeking an out-of-court settlement.    There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $13,600 as of September 30, 2014.

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that IceWEB failed to pay the full amount owed for services. The plaintiff is seeking $17,250 plus attorney’s fees, interest and cots.  The Company is vigorously contesting this case.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $20,500 as of September 30, 2014.

5.
The Company initiated a suit against WANsecurity on November 13, 2013 in the Jackson County Circuit Court of Kansas City, Missouri to prevent WANsecurity from taking action that could cause significant disruptions to the Company’s customers.  The matter is set for trial on June 1, 2015.  The matter is currently in active settlement negotiation.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $27,000 as of September 30, 2014.

6.
The Company was named as the defendant in a legal proceeding brought by Robert Half International (the plaintiff) on June 23, 2014 in the Jackson County Associate Circuit Court of Kansas City, Missouri.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The Company settled and paid $3,500 on September 18, 2014.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

In  addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-KT filed on October 14, 2014, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-KT.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None

Item 6. Exhibits.

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

ICEWEB, INC.

November 14, 2014	By:	/s/ Robert M. Howe III
Robert M. Howe III
Chairman of the Board and CEO, principal executive officer

November 14, 2014	By:	/s/ Ellen Sondee
Ellen Sondee
Chief Financial Officer, principal financial and accounting officer