Form 10-Q
period 2014-12-31
UnifiedOnline, Inc.
filed 2015-02-17
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27865

UNIFIEDONLINE, INC.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at February 2, 2015 was: 8,646,226.

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

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms “UnifiedOnline”, “UOIP”, the “Company”, “we”, “our”, and “us” refers to UnifiedOnline,Inc., a Delaware corporation, and our subsidiaries. The information which appears on our web site at www.unifiedonline.net is not part of this quarterly report.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED December 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNIFIEDONLINE, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2014	2014
Assets	(unaudited)
Current Assets:
Cash	$11,163	$56,827
Accounts receivable, net	33,656	84,091
Inventory	-	19,069
Prepaid expenses	84,471	136,927
Marketable securities	3	3
Other current assets	14,292	51,708
Total Current Assets	143,585	348,625

Property and equipment, net of accumulated depreciation of $1,005,767 and $939,408 respectively	186,190	451,843
Deposits	5,923	5,923
Other assets	1,545	1,545
Total Assets	$337,243	$807,936

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$823,386	$840,009
Notes payable	1,043,098	947,475
Note payable, related party	1,425,067	664,578
Deferred revenue	62,756	74,824
Convertible notes payable, net of discount	60,000	197,645
Derivative liability - warrants	257,747	302,065
Derivative liability - convertible debt	107,047	469,632
Total Current Liabilities	3,779,101	3,496,228

Note payable, long term portion	773,307	1,143,501

Stockholders' Deficit:
Series B convertible preferred stock ($.001 par value; 10,000,000 shares authorized; 626,667 shares issued and outstanding)	626	626
Series AA convertible preferred stock ($.001 par value; 10,000,000 shares authorized; 400,000 shares issued and outstanding)	400	400
Common stock ($.001 par value; 6,000,000,000 shares authorized; 8,646,226 and 1,742,940 shares outstanding, respectively)	8,646	1,743
Additional paid in capital	49,382,959	49,075,659
Accumulated deficit	(53,513,799)	(52,816,224)
Accumulated other comprehensive loss	(80,997)	(80,997)
Treasury stock, at cost, (406 shares)	(13,000)	(13,000)
Total Stockholders' Deficit	(4,215,165)	(3,831,793)
Total Liabilities and Stockholders' Deficit	$337,243	$807,936

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Sales	$223,631	$218,743	$461,520	$322,665

Cost of sales	134,984	113,206	266,494	176,954
Gross profit	88,647	105,537	195,026	145,711

Operating expenses:
Sales and marketing	41,813	78,780	77,598	186,692
Depreciation	114,310	187,444	270,371	281,744
Research and development	75,493	104,809	191,938	694,377
General and administrative	222,048	680,133	475,831	2,099,239
Total Operating Expenses	453,664	1,051,166	1,015,738	3,262,052

Loss from Operations	(365,017)	(945,629)	(820,712)	(3,116,341)

Other income (expenses):
Gain/(loss) on sale of assets	3	-	3,628	-
Gain/(loss) in change of fair value of derivative liability	(2,687)	72,048	406,903	71,499
Loss on extinguishment of debt	-	-	-	(768,463)
Impairment of goodwill	-	(1,941,050)	-	(1,941,050)
Interest expense	(91,960)	(91,920)	(287,394)	(150,653)
Total other income (expenses)	(94,644)	(1,960,922)	123,137	(2,788,667)

Net loss	$(459,661)	$(2,906,551)	$(697,575)	$(5,905,008)

Loss per common share basic and diluted	$(0.07)	$(0.01)	$(0.08)	$(0.01)

Weighted average common shares outstanding - basic and diluted	6,257,889	454,075,100	8,639,616	412,662,778

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net loss	$(459,661)	$(2,906,551)	$(697,575)	$(5,905,008)

Other comprehensive income/(loss), net of tax:

Unrealized gain (loss) on securities	(8)	(814)	-	(3,684)

Other comprehensive income/(loss)	(8)	(814)	-	(3,684)

Comprehensive loss	$(459,669)	$(2,907,365)	$(697,575)	$(5,908,692)

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2014	2013
NET CASH USED IN OPERATING ACTIVITIES	$(519,751)	$(1,261,853)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(10,947)	(23,319)
NET CASH USED IN INVESTING ACTIVITIES	(10,947)	(23,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(275,455)	(12,206)
Proceeds from convertible note payable	-	74,810
Proceeds from notes payable	-	297,940
Proceeds from notes payable, related party	760,489	75,000
Proceeds from sale of restricted stock	-	70,000
Proceeds from conversion of warrants	-	53,480
Proceeds from exercise of common stock options	-	718,415
NET CASH PROVIDED BY FINANCING ACTIVITIES	485,034	1,277,439

NET DECREASE IN CASH	(45,664)	(7,733)

CASH - beginning of period	56,827	78,543

CASH - end of period	$11,163	$70,810

Supplemental disclosure of cash flow information:
Cash paid for interest	$33,381	$95,092

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment on convertible note with common stock	$281,679	$1,597,829
Shares issued for acquisition of subsidiary	$-	$564,721

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

NOTE 1 - NATURE OF BUSINESS

On January 5, 2015, IceWEB, Inc. changed its name to UnifiedOnline, Inc.

UnifiedOnline, Inc. (the “Company”) began trading publicly in April 2002.  During the six months ended December 31, 2014 we had three wholly owned operating subsidiaries, Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC) and IceWEB Storage Corporation (formerly known as Inline Corporation).  CTC provides wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.  In addition, through our IceWEB Storage Corporation subsidiary we deliver on-line cloud computing application services, other managed services such as Disaster Recovery, Archive Storage, Redundant File Storage, Redundant Broadband Services and Business Continuity Services.

CTC operates a wireless internet service business, providing WIMAX broadband to small and medium size businesses in the metro Kansas-City, Missouri area.  In addition CTC offers the following solutions: (i) premium data center co-location, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services.

We leverage our NAP which allows our customers to increase information and application delivery performance while reducing costs.  Our platform enables scalable, reliable and cost-effective co-location, interconnection and traffic exchange thus lowering overall cost and increasing flexibility.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the nine month period ended June 30, 2014, contained in the Company’s Annual Report on Form 10-KT filed with the SEC on October 14, 2014. The results of operations for the three and six months ended December 31, 2014, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2015.

Reclassifications
Certain reclassifications have been made to previously reported amounts to conform to 2015 amounts. The reclassifications had no impact on previously reported results of operations or stockholders’ deficit.  The reclassifications were a result of the reverse stock split which occurred on January 5, 2015.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net losses and net cash used in operating activities of $697,575 and $519,751, respectively, for the six months ended December 31, 2014.  The Company also had an accumulated deficit and stockholder’s deficit of $53,513,799 and $4,215,165 respectively at December 31, 2014.    These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has established plans intended to increase the sales of our products and services. Management intends to seek new capital from new equity securities offerings to provide funds needed to increase liquidity, fund growth, and implement its business plan. However, no assurances can be given that we will be able to raise any additional funds.

Marketable Securities
UnifiedOnline accounts for the purchase of marketable equity securities in accordance with FASB Accounting Standards Codification (ASC) 320, “Investment – Debt and Equity Securities” with any unrealized gains and losses included as a net amount as a separate component of stockholders’ equity. However, those securities may not have the trading volume to support the stock price if the Company were to sell all their shares in the open market at once, so the Company may have a loss on the sale of marketable securities even though they record marketable equity securities at the current market value.

Cash and Cash Equivalents
We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

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

Accounts Receivable
Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $5,368 as of December 31, 2014.  Management performs ongoing evaluations of its accounts receivable, and believes that all remaining receivables are fully collectable.  Bad debt expense amounted to $545 and $114,918 for the six months ended December 31, 2014 and 2013, respectively.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt and ratchet provisions in our warrants, are required to be measured at fair value on a recurring basis under FASB ASC 815.  As of December 31, 2014 our derivatives are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 12).

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

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

Barter Transactions
Barter activity is accounted for in accordance with ASC 845, Nonmonetary Transactions.  Barter revenue relates to the exchange of wireless bandwidth and internet connectivity provided by CTC to business customers in exchange primarily for roof rights for antennae, advertising and other products and services that CTC would otherwise be required to buy for cash.  Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services are exchanged.  For the six months ended December 31, 2014, the Company recorded barter revenue of $15,428 and barter expense of $12,950 and for the three months ended December 31, 2014, the Company recorded barter revenue of $7,714 and barter expense of $12,950.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

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

Earnings per Share
We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible notes and preferred stock (using the if-converted method).  Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At December 31, 2014, there were options and warrants to purchase 64,443,980 shares of common stock, there was $60,000 of convertible debt outstanding, which, if converted on December 31, 2014 would amount to 250,000,000 shares, and 626,667 shares issuable upon conversion of Series B preferred stock outstanding which could potentially dilute future earnings per share. Additionally, on or after May 15, 2014, to the extent sufficient shares of Common Stock are authorized, the shares of Series AA Preferred Stock shall be convertible into shares of the Company’s fully diluted Common Stock to provide the holders ninety percent of all shares of Common Stock of the Company.

Stock-Based Compensation
As more fully described in Note 16, we have two stock option plans that provide for non-qualified options to be issued to directors, officers, employees and consultants (the 2012 Equity Compensation Plan and the 2013 Equity Plan (the “Plans”)).

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	December 31, 2014	June 30, 2014
Equipment	3 years	$1,125,550	$1,324,844
Computer Software	3 years	59,694	59,694
Vehicle	3 years	1,979	1,979
Leasehold Improvements	3 years	4,734	4,734
		1,191,957	1,391,251
Less: Accumulated Depreciation		(1,005,767)	(939,408)

Net, Property and Equipment		$186,190	$451,843

Capitalized equipment under lease agreements totaled $666,782 of which $93,145 remains net of accumulated depreciation as of December 31, 2014 and $279,981 remains net of accumulated depreciation as of June 30, 2014.  The lease term of each capital equipment lease is 36 months.

The Company disposed of $210,241 of equipment in the six months ended December 31, 2014.  The Company recognized a gain on the disposal of the assets of $3,628 for the six months ended December 31, 2014.

Depreciation expense for the three months ended December 31, 2014 and 2013 was $115,012 and $187,444, respectively and for the six months ended December 31, 2014 and 2013 was $272,150 and $281,744.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	December 31, 2014	June 30, 2014
Raw Materials	$-	$19,069
Work in Progress	-	-
Finished Goods	-	-
	$-	$19,069

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

On April 12, 2013 the Company entered into an agreement with SHF to amend the existing Financing Agreement by issuing a convertible debenture to replace the Company’s existing note payable, in the amount of $2,139,235. The debenture was convertible into common stock at a fixed price of $0.075 per share, bore interest at 12% annually and had a two year term. In addition, the terms of the note call for monthly payments of $15,000, which increases to $25,000 in the event that the Company raises $3,000,000 or more in an equity financing.  In April, 2013 Sand Hill Finance, LLC converted $506,250 of the debenture balance into 6,750,000 shares of the Company’s $0.001 par value common stock.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

On August 20, 2013 the Company entered into an Agreement for the Cancellation of Secured Convertible Debenture with SHF pursuant to which SHF converted $1,642,739 of principal and accrued but unpaid interest due it under the Secured Convertible Debenture dated April 15, 2013 into 37,000,000 shares of our common stock.  The conversion price per share was $0.0444 when the market price per share was $0.0319 per share and the contractual conversion price per the convertible debenture was $0.075 per share.  The Company recognized a loss on the extinguishment of debt of $768,463 in the six months ended December 31, 2013 as a result of this transaction.

As part of the agreement, within five days SHF was required to file UCC-3 financing statements to release its security interest in our assets which were pledged as collateral under the debenture.  The agreement also contains mutual general releases.  As a result of this transaction, at December 31, 2013, the principal amount due under the Financing Agreement amounted to $0.

IWEB Growth Fund, LLC

On November 2, 2012 the Company entered into a Loan Agreement with IWEB Growth Fund, LLC, a Virginia limited liability company (“IWEB Growth Fund”) established by Messrs. Compton, Bush, Carosi, Pirtle and Stavish and General Soyster, our former independent directors. Under the terms of the Loan Agreement, IWEB Growth Fund agreed to make one or more loans to us up to the total principal amount of $1.5 million. The lending of any amounts under the Loan Agreement is conditioned upon the negotiation of notes and related loan documents which contain terms and conditions that are acceptable to the lender to be determined at the time of the loans. We agreed to grant IWEB Growth Fund a security interest in our assets as collateral for these loans.  In the event we should default under the terms of the Loan Agreement, IWEB Growth Fund is entitled to declare all amounts advanced under the various notes immediately due and payable. An event of default includes a breach by us of any covenant, representation or warranty in the Loan Agreement or a default under any note entered into with the lender.

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

 Agility Ventures, LLC and UO! IP of NC, LLC

On October 1, 2013, in conjunction with the acquisition of CTC, we entered into an equipment lease agreement with Agility Ventures, LLC in the principal amount of $1,678,531 which is secured by all of the assets of the Company.  The lease agreement has a term of 36 months and bears interest at 15% per annum.  We also issued Agility Ventures 2,500 shares of the Company’s restricted common stock, and a Series T common stock warrant covering a total of 9,187 shares with a term of two years and a conversion price of $22.00 per share.

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

A summary of our Notes Payable is as follows:

	December 31, 2014	June 30, 2014
IWEB Growth Fund	$185,000	$186,000
UO! IP of NC, LLC - Current Portion	762,389	660,458
Other Notes Payable	95,709	101,017
	$1,043,098	$947,475
UO! IP of NC, LLC - Long Term Portion	773,307	1,143,501
	$1,816,405	$2,090,976

NOTE 6 – OTHER CURRENT ASSETS

Other current assets totaled $14,292 and $51,708 at December 31, 2014 and June 30, 2014, respectively.  The balance at December 31, 2014 and June 30, 2014 consists primarily of deferred loan fees related to the capitalized lease obligation to Agility Ventures, LLC.

NOTE 7 - CONCENTRATIONS

Bank Balances

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At December 31, 2014 all of the Company’s cash balances were fully insured. The Company has not experienced any losses in such accounts.

Major Customers

Sales to 2 customers for the three and six months ended December 31, 2014 represented 11% and 15% of total sales and sales to 2 major customers represented 10%  and 12% of total sales for the three and six months ended December 31, 2013.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Customer A	6%	5%	10%	8%
Customer B	5%	5%	5%	4%
All others	89%	90%	85%	88%
	100%	100%	100%	100%

As of December 31, 2014 and June 30, 2014, respectively, approximately 33% and 95% of our accounts receivable was due from two customers.

	December 31,	June 30,
	2014	2014
Customer A	17%	68%
Customer B	16%	27%
All others	67%	5%
	100%	100%

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

NOTE 8 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of December 31, 2014 and June 30, 2014, the Company’s investments in marketable equity securities are based on the December 31, 2014 and June 30, 2014 stock price as reflected on the OTCBB stock, respectively.  These marketable equity securities are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$--	$(80,997)	$3

Total	$81,000	$--	$(80,997)	$3

		Gross	Gross
		Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$--	$(80,997)	$3

Total	$81,000	$--	$(80,997)	$3

The unrealized gains are presented in comprehensive income in the unaudited consolidated statement of operations and comprehensive income.

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net gains/(loss) on investments in publicly traded equity securities	$(8)	$(814)	$--	$(3,684)

Net gains/(loss) on investments	$(8)	$(814)	$--	$(3,684)

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investments Measured at Fair Value on a Recurring Basis:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Marketable Equity Securities	$3	$-	$-
Derivative liabilities, warrants	$-	$-	$257,747
Derivative liabilities, convertible debt	$-	$-	$107,047

June 30, 2014
Marketable Equity Securities	$3	$-	$-
Derivative liabilities, warrants	$-	$-	$302,065
Derivative liabilities, convertible debt	$-	$-	$469,632

Under the guidance of ASC 320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In the assessment of OTTI for various securities at December 31, 2014 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.

There were no impairment charges on investments in publicly traded equity securities for the three or six months ended December 31, 2014 or the three or six months ended December 31, 2013.

The Company has evaluated its publicly traded equity securities as of December 31, 2014, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

The Company’s accumulated other comprehensive loss consists of unrealized loss on marketable securities available for sale of $80,997 at December 31, 2014 and $80,997 at June 30, 2014.

NOTE 11 – ACQUISITION

On October 1, 2013 (the “Closing Date”), the Company entered into a share exchange agreement (the “Exchange Agreement”) by and among the Company, Computers and Tele-Comm., Inc., a Missouri corporation (“CTCI”), KC NAP, LLC (“KC NAP”), the stockholders of CTCI, and Streamside Partners, LLC, pursuant to which the Company purchased all of the outstanding common stock of CTCI and the outstanding membership interests in KC NAP, in exchange for 9,568,400 shares of our $0.001 par value common stock.   Concurrently, and as part of the share exchange agreement, the Company issued shares to retire an outstanding debt owing by CTCI to Streamside Partners, LLC, which totaled $155,000, and other debts of CTCI totaling $267,823, in exchange for 13,485,798 shares of our $0.001 par value common stock (such transactions taken together are sometimes referred to herein as the “Share Exchange”).  As a result of the Share Exchange, we are now the holding company of CTCI and we now operate a company in the business of operating data centers and providing Information Technology (“IT”) services.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

On the Closing Date, pursuant to the Exchange Agreement, the shareholders of CTCI exchanged 250,000 shares of common stock of CTCI, representing 100% of the issued and outstanding stock of CTCI, for 9,568,400 newly issued shares of $0.001 par value common stock, which represents 2.2% of the Company’s issued and outstanding common stock, immediately following the Share Exchange.  In addition, we issued 13,485,798 shares of the Company’s common stock to pay a debt owing by CTCI to Streamside Partners, LLC, and other liabilities of CTCI which together totaled $422,823, at an effective exchange rate of $0.0314 per share.

On October 1, 2013, in conjunction with the acquisition, we entered into a lease agreement with Agility Ventures, LLC in the principal amount of $1,678,531 which is secured by all of the assets of the Company.  The note has a term of 36 months and bears interest at 15% per annum.  We also issued Agility Ventures 1,000,000 shares of the Company’s restricted common stock, and a Series T common stock warrant covering a total of 3,675,000 shares with a term of two years and a conversion price of $0.055 per share.

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

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of CTCI occurred at July 1, 2013.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues, net	$223,631	$218,413	$461,520	$545,012

Net loss	(459,661)	(2,096,551)	(697,575)	(6,203,848)

Net loss per common share - basic and diluted	$(0.07)	$(0.01)	$(0.08)	$(0.02)

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the acquisition occurred at July 1, 2013, nor is it necessarily indicative of future operating results.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

NOTE 12 – CONVERTIBLE NOTES

As of December 31, 2014 and June 30, 2014 the Company had the following convertible notes outstanding:

	December 31, 2014	June 30, 2014
December, 2013 $62,222 Convertible Note, 12% interest, due July 2014, with a 10% original issue discount	$-	$43,862	(1)
November 2013 $132,000 Convertible Note, 10% interest, due November 2014, with a 10% original issue discount	-	102,000	(2)
December 2013 $43,821 Convertible Note, 10% interest, due December 2014	-	43,821	(3)
December 2013 $60,000 Convertible Note, 10% interest, due December 2014	60,000	60,000	(4)
January 2014 $53,000 Convertible Note, 8% interest, due October 2014	-	53,000	(5)
February 2014 $32,500 Convertible Note, due November 2014	-	32,500	(6)
	60,000	335,183
Less: Debt Discount	-	(137,538)
	$60,000	$197,645

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

(2)
The Company borrowed $132,000 in November 2013, due November 2014, with interest at 10%.   The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 15 trading days previous to the conversion, with a floor of $0.001 per share.  The note has an original issue discount of $12,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a derivative liability at inception of $114,000.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the six months ending December 31, 2014 total amortization was recorded in the amount of $51,500 resulting in a debt discount of $0 at December 31, 2014.   Interest expense of $45 was recorded during the six months ended December 31, 2014.  Also, see Note 13.

During the period July through September 2014, the holder of the Convertible Note exercised their conversion rights and converted $109,745 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement.

(3)
The Company borrowed $43,821 in December 2013, due December 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $43,821.  During the six months ending December 31, 2014 total amortization was recorded in the amount of $18,259 resulting in a debt discount of $0 at December 31, 2014.  Interest expense of $910 was recorded during the six months ended December 31, 2014. Also, see Note 13.

During September and October 2014, the holder of the Convertible Note exercised their conversion rights and converted $47,287 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

(1)
The Company borrowed $60,000 in December 2013, due December 2014, with interest at 10%. This note is currently in default.  The holder of the note intends to convert at some point in the future.  The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $60,000.  During the six months ending December 31, 2014 total amortization was recorded in the amount of $25,000 resulting in a debt discount of $0 at December 31, 2014.   Interest expense of $2,100 was recorded during the six month period ended December 31, 2014.  Also, see Note 13.

(2)
The Company borrowed $53,000 in January 2014 due October 2014. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $44,040, and during the six months ended December 31, 2014 recorded amortization of debt discount of $24,724 resulting in a debt discount of $0 at December 31, 2014.  Interest expense of $353 was recorded during the six month period ended December 31, 2014.  Also, see Note 13.

During July and August 2014, the holder of the Convertible Note exercised their conversion rights and converted $55,120 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement, at the contractual terms per the note agreement.

(3)
The Company borrowed $32,500 in February 2014 due November 2014. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.   The Company recorded a derivative liability at inception of the note of $32,500, and during the six months ended December 31, 2014 recorded amortization of debt discount of $18,055 resulting in a debt discount of $0 at December 31, 2014.  Interest expense of $433 was recorded during the six month period ended December 31, 2014.  Also, see Note 13.

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at December 31, 2014 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at December 31, 2014 are all currently exercisable with a weighted-average remaining life of 2 years.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

Derivative liability – convertible notes

From November, 2013 through March 31, 2014 the Company issued convertible notes in the total principal amount of $467,043 and amended conversion terms of the previously existing convertible notes in the amount of $186,667.  Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities.  The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at December 31, 2014 and June 30, 2014 using the Black-Scholes model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of loss of $2,687 and the recognition of income of $406,903 for the three and six months ended December 31, 2014 and the recognition of income of $72,048 and $71,499 for the three and six months ended December 31, 2013 within the Company’s consolidated statements of operations, under the caption “Gain (loss) in change of fair value of derivative liability”.  The fair value of the warrants at December 31, 2014 and June 30, 2014 is $257,747 and $302,065, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability - warrants”.  The fair value of the derivative liability related to the convertible debt at December 31, 2014 and June 30, 2014 is $107,047 and $469,632, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability – convertible debt”.

The following summarizes the changes in the value of the derivative warrant liability and the derivative current debt liability from June 30, 2014 until December 31, 2014 (Note that the number of warrants outstanding has been adjusted accordingly as a result of the Company’s reverse stock split – see Note 15.):

	Value	No. of Warrants
Balance at June 30, 2014 - Derivative liability - warrants	$302,065	5,846,758
Decrease in fair value of derivative warrant liability	(44,318)
Balance at December 31, 2014 - Derivative liability - warrants	$257,747	64,436,748

	Value
Balance at June 30, 2014 - Derivative liability - convertible debt	$469,632
Decrease in derivative liability related to conversion of convertible debt	(373,290)
Increase in fair value of derivative liability	10,705
Balance at December 31, 2014 - Derivative liability - convertible debt	$107,047

Fair Value Assumptions Used in Accounting for Derivative Liability

The Company has determined its derivative liability to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of December 31, 2014.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.   The key inputs used in the December 31, 2014 fair value calculations were as follows:

December 31, 2014
Current exercise price	$0.024 - $60
Time to expiration	.75 to 1.9 years
Risk-free interest rate	1.10%
Estimated volatility	1087.63%
Dividend	$0
Stock price on December 31, 2014	$0.04000
Expected forfeiture rate	0% to 90%

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

As of December 31, 2014, future minimum lease payments under these operating leases are as follows:

For the Year Ending,
June 30,	Amount
2015	$76,375
2016	63,275
2017	15,385
2018	-
$155,035

Rent expense was $22,324 and $25,115 for the three months ended December 31, 2014 and 2013 and $44,426 and $43,908 for the six months ended December 31, 2014 and 2013.

At December 31, 2014 the Company is the subject of, or party to, six known, pending or threatened, legal actions. Following is a discussion of each:

1.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on May 28, 2010 in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff obtained a judgment for $16,322 plus interest and costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $19,000 as of December 31, 2014.

2.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on September 15, 2010 in the General District Court of Fairfax County, Virginia.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The plaintiff obtained a Consent Judgment for $12,900 in compensatory damages plus $58 in costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $18,500 as of December 31, 2014.

3.
The Company was named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) on August 10, 2012 in the General District Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay for delivery of services provided by plaintiff.  The plaintiff was granted a judgment by consent in the amount of $12,920.  The Company is seeking an out-of-court settlement.    There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $13,600 as of December 31, 2014.

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff is seeking $17,250 plus attorney’s fees, interest and cots.  The Company is vigorously contesting this case.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $20,500 as of December 31, 2014.

5.
The Company initiated a suit against WANsecurity on November 13, 2013 in the Jackson County Circuit Court of Kansas City, Missouri to prevent WANsecurity from taking action that could cause significant disruptions to the Company’s customers.  The case settled in November 2014.

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

NOTE 15 – STOCKHOLDERS’ DEFICIT

Common Stock

As disclosed in our definitive Information Statement on Schedule 14C as filed with the Securities and Exchange Commission on December 15, 2014, and as disclosed in our 8-K as filed with the Securities and Exchange Commission on January 5, 2015, the board of directors and majority stockholder of our company approved a Certificate of Amendment to our Certificate of Incorporation to:

●	change our company’s name from "IceWEB, Inc." to “UnifiedOnline, Inc.”;
●	increase the number of authorized shares of our common stock from 5,000,000,000 to 6,000,000,000 shares; and
●	effect a reverse stock split of our outstanding common stock on the basis of one for four hundred (1:400).

The effective date of these actions was January 5, 2015.  Our common stock will be quoted on the OTC Bulletin Board on a post-split basis beginning on January 6, 2015.  Our CUSIP number will change to 90470W101. Our common stock will be quoted under the symbol “IWEBD” for 20 business days, after which time the symbol will change to UOIP to reflect our new name.

As a result of the reverse stock split, each 400 shares of our common stock issued and outstanding, or held as treasury shares, immediately prior to the effective date of the reverse stock split becomes one share of our common stock on the effective date of the reverse stock split. No fractional shares of common stock will be issued to any shareholder in connection with the reverse stock split and all fractional shares which might otherwise be issuable as a result of the reverse stock split will be rounded up to the nearest whole share.

After the effective date of the reverse stock split, each certificate representing shares of pre-reverse stock split common stock will be deemed to represent 1/400th of a share of our post-reverse stock split common stock, subject to rounding for fractional shares, and the records of our transfer agent, Olde Monmouth Stock Transfer Co., Inc., will be adjusted to give effect to the reverse stock split. Following the effective date of the reverse stock split, the share certificates representing the pre-reverse stock split common stock in our former name will continue to be valid for the appropriate number of shares of post-reverse stock split common stock, adjusted for rounding, in our new name. Certificates representing shares of the post-reverse stock split under our new name will be issued in due course as certificates for pre-reverse stock split common shares are tendered for exchange or transfer to our transfer agent.

Accordingly, we have adjusted all issued and outstanding warrants and employee stock options to reflect the reverse stock split.  Additionally, we have retroactively adjusted all share and per share data for all periods presented.

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

Six months ended December 31, 2014 Transactions

In July, 2014, the Company issued 243,750 shares of common stock, at the original conversion terms, at a per share price ranging from $0.0006 to $0.00024 valued at $35,250 as a partial conversion of principal and interest due under a convertible note.

In July, 2014, the Company issued 132,396 shares of common stock, at the original conversion terms, at a per share price of $0.00024 valued at $12,710 as a partial conversion of principal and interest due under a convertible note.

In July, 2014, the Company issued 357,182 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00048 to $0.00024 valued at $48,400 as a partial conversion of principal and interest due under a convertible note.

In August, 2014, the Company issued 119,614 shares of common stock, at the original conversion terms, at a per share price of $0.00018 valued at $8,612, in full satisfaction of $62,222 of principal and interest due under a convertible note.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

In August, 2014, the Company issued 867,827 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00018 to $0.00010 valued at $42,410 in full satisfaction of principal and interest due under a convertible note.

In August, 2014, the Company issued 942,008 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00018 to $0.00006 valued at $38,714 as a partial conversion of principal and interest due under a convertible note.

In September, 2014, the Company issued 1,327,239 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00008 to $0.00006 valued at $33,360 as a partial conversion of principal and interest due under a convertible note.

In September, 2014, the Company issued 942,961 shares of common stock, at the original conversion terms, at a per share price of $0.00006 valued at $22,631 in full satisfaction of principal and interest due under a convertible note.

In September, 2014, the Company issued 1,649,708 shares of common stock, at the original conversion terms, at a per share price of $0.00006 valued at $39,593 as a partial conversion of principal and interest due under a convertible note.

In October, 2014, the Company issued 320,601 shares of common stock, at the original conversion terms, at a per share price of $0.00006 valued at $7,694 in full satisfaction of principal and interest due under a convertible note.

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

●	the shares of Series B Convertible Preferred Stock automatically convert into shares of our common stock in the event of change of control of the Company.

●	At December 31, 2014, there were 626,667 shares of Series B Convertible Preferred Stock outstanding.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

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

●	At December 31, 2014, there were 400,000 shares of Series AA Preferred Stock outstanding.

Common Stock Warrants

The Company has issued and outstanding Series N warrants for 64,314,335 common shares, as adjusted, with a current exercise price of $0.024, as adjusted, which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  Simultaneously with any reduction to the exercise price of the Series N warrants, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.  The Series N warrants expire September 30, 2016.

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

The Company has issued and outstanding Series O and Series Q warrants for 76,222 common shares, as adjusted, with a current exercise price of $11.20, as adjusted, expiring November 23, 2016.

The Company has issued and outstanding Series R warrants for 37,004 common shares, as adjusted, with a current exercise price of $60.00, as adjusted, expiring June 30, 2017.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

In conjunction with our acquisition of Computers & Telecom, Inc. and subsidiary in October, 2013, we issued a warrant to Agility Ventures, LLC covering a total of 9,187 common shares, as adjusted, with a term of two years and a conversion price of $22.00 per share, as adjusted.

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2014 and changes during the six month period ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2014	2,387,668,364	$0.02800
Granted (due to ratchet provisions)	23,387,030,900	0.00006
Exercised	-	-
Forfeited	-	-
Adjusted for reverse split	(25,710,262,516)	N/A
Balance at December 31, 2014	64,436,748	$0.07480

The ratchet provision was triggered by the conversion of convertible debt.

The following table summarizes information about common stock warrants outstanding at December 31, 2014:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
December 31, 2014	Remaining Life	Exercise Price	December 31, 2014	Exercise Price
64,314,335	1.75 Years	$0.02400	64,314,335	$0.02400
76,222	1.90 Years	11.20000	76,222	11.20000
37,004	2.50 Years	60.00000	37,004	60.00000
9,187	.75 Year	22.00000	9,187	22.00000
64,436,748	1.75 Years	$0.07480	64,436,748	$0.07480

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Six Months Ended December 31,
	2014	2013
Expected volatility	13% - 278%	13% - 278%
Expected term	1 -3 Years	1 -3 Years
Risk-free interest rate	0.01% - 0.34%	0.01% - 0.34%
Forfeiture rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

For the three and six months ended December 31, 2014 and 2013, total stock-based compensation charged to operations for option-based arrangements amounted to $12,415 and $24,830 and $144,523 and $340,515, respectively. At December 31, 2014, there was approximately $33,158 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of December 31, 2014 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance at June 30, 2014	2,892,970	$0.08366
Granted	-	-
Exercised	-	-
Forfeited	-	-
Adjusted for reverse split	(2,885,738)	-
Balance at December 31, 2014	7,232	$33.46597

The following table summarizes information about employee stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/2014	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding at 12/31/2014	Weighted Average Exercise Price
$0.07700	625	2.70 Years	$30.80000	469	$30.80000
$0.0847 - $0.081	6,607	2.71 Years	33.78570	6,607	33.78570
	7,232	2.70 Years	$33.52767	7,076	$33.52767

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2014

NOTE 17 - RELATED PARTY TRANSACTIONS

On April 23, 2014, we entered into a Subscription Agreement with UnifiedOnline! LLC (the “Subscriber”), a Delaware limited liability company, pursuant to which the Subscriber purchased 400,000 shares of Series AA Preferred Stock.  In consideration for the Shares, Subscriber paid $116,087 to various vendors and obtained the agreement of a certain related party lessor to temporarily forbear exercising non-payment default remedies.  Since entering into the Subscription Agreement, the Subscriber has advanced $1,425,067 bearing interest at 10% per annum to fund general working capital.

NOTE 18 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the three and six months ended December 31, 2014 and 2013 all material assets and revenues of the Company were in the United States.

NOTE 19 – SUBSEQUENT EVENTS

Effective January 13, 2015, the Company issued a $53,500 Convertible Promissory Note (the “Note”) to KBM Worldwide, Inc. (“the Lender”).  The Note has a maturity date of ten (10) months from the Effective Date, and accrues interest at 8% per annum.  The Lender has the right at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock of the Registrant.  The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 58% of the arithmetic average of the lowest three (3) closing bid price during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

 The following analysis of our unaudited consolidated financial condition and results of operations for the three and six months ended December 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.  MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
●	Critical Accounting Policies.
●	Results of Operations. An analysis of our financial results comparing the three and six months ended December 31, 2014 to the three and six months ended December 31, 2013.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
●	Off Balance-Sheet Arrangements.
●	Recent Accounting Pronouncements.

OVERVIEW

Through our acquisition of Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC”) in October 2013, UnifiedOnline now provides wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to highly efficient Internet routes provides customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013

The following table provides an overview of certain key factors of our results of operations for the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net Revenues	$223,631	$218,743	$461,520	$322,665
Cost of sales	134,984	113,206	266,494	176,954
Operating Expenses
Sales and marketing	41,813	78,780	77,598	186,692
Depreciation	114,310	187,444	270,371	281,744
Research and development	75,493	104,809	191,938	694,377
General and administrative	222,048	680,133	475,831	2,099,239
Total Operating Expenses	453,664	1,051,166	1,015,738	3,262,052
Loss from operations	(365,017)	(945,629)	(820,712)	(3,116,341)
Total other income (expense)	(94,644)	(1,960,922)	123,137	(2,788,667)
Net loss	$(459,661)	$(2,906,551)	$(697,575)	$(5,905,008)

Other Key Indicators:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Cost of sales as a percentage of revenue	60.4%	51.8%	57.7%	54.8%
Gross profit margin	39.6%	48.2%	42.3%	45.2%
Sales and marketing expense as a percentage of sales	18.7%	36.0%	16.8%	57.9%
General and administrative expenses as a percentage of sales	99.3%	310.9%	103.1%	650.6%
Total operating expenses as a percentage of sales	202.9%	480.5%	220.1%	1011.0%

Six Month Period ended December 31, 2014

Revenues

For the six months ended December 31, 2014, we reported revenues of $461,520 as compared to revenues of $322,665 for the six months ended December 31, 2013, an increase of $138,855 or approximately 43%.  The increase in sales is primarily due to a shift in the business’ focus to the data center operations related to our acquisition of CTC in October 2013.

Cost of Sales

Our cost of sales consists primarily of the costs of providing wireless and fiber bandwidth and colocation services.  For the six months ended December 31, 2014 cost of sales was $266,494 or approximately 58% of revenues, compared to $176,954, or approximately 55% of revenues, for the six months ended December 31, 2013. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013 was due to the change in focus of the business and increased broadband costs.  We anticipate that our gross profit margins will remain between 40% and 45% through the balance of fiscal 2015.

Total Operating Expenses

Our total operating expenses decreased approximately 69% to $1,015,738 for the six months ended December 31, 2014 as compared to $3,262,052 for the six months ended December 31, 2013. These changes include:

●	Sales and marketing. For the six months ended December 31, 2014, sales and marketing costs were $77,598 as compared to $186,692 for the six months ended December 31, 2013, a decrease of $109,094 or approximately 58%. The decrease was due to a decrease in sales and marketing related headcount, stock-based compensation expense and stock-based consulting expense during the six months ended December 31, 2014 versus the six months ended December 31, 2013.

●	Depreciation expense. For the six months ended December 31, 2014, depreciation expense in operating expenses amounted to $270,371 as compared to $281,744 for the six months ended December 31, 2013.

●	Research and development. For the six months ended December 31, 2014 research and development costs were $191,938 as compared to $694,377 for the six months ended December 31, 2013, a decrease of $502,439 or approximately 72%. The decrease was due to a decrease in research and development related headcount, stock-based compensation expense and stock-based consulting expense during the six months ended December 31, 2014 versus the six months ended December 31, 2013.

●	General and administrative expense. For the six months ended December 31, 2014, general and administrative expenses were $475,831 as compared to $2,099,239 for the six months ended December 31, 2013, a decrease of $1,623,408 or approximately 77%. For the six months ended December 31, 2014 and 2013 general and administrative expenses consisted of the following:

	Six Months Ended December 31,
	2014	2013
Occupancy	$84,988	$50,154
Consulting	105,934	771,223
Employee compensation	133,958	842,688
Professional fees	41,853	99,850
Travel and entertainment	21,147	24,436
Insurance	40,817	9,728
Investor relations	1,991	123,081
Other	45,143	178,079
	$475,831	$2,099,239

The principal changes between the two periods include:

●	For the six months ended December 31, 2014, occupancy expense increased approximately 70% from the six months ended December 31, 2013 due to the acquisition of CTC in October 2013.

●
For the six months ended December 31, 2014, consulting expense decreased approximately 86% due to a reduced use of consultants for business development efforts as well as reduced non-recurring stock-based consulting fees related to merger and acquisition activity in the six months ended December 31, 2013.

●
For the six months ended December 31, 2014 employee compensation which includes related taxes and benefits decreased approximately 84% due to reduced headcount and lower stock-based compensation expense as compared to the six months ended December 31, 2013.

●
For the six months ended December 31, 2014, professional fees decreased approximately 58% due to lower litigation and legal fees incurred in the normal course of business as compared to the six months ended December 31, 2013.

●	For the six months ended December 31, 2014, insurance expense increased approximately 320% from the six months ended December 31, 2013 due to higher premiums paid for directors and officer’s insurance.

●	For the six months ended December 31, 2014, investor relations expense decreased approximately 98% from the six months ended December 31, 2013 due to substantially lower general investor relations activity.

●	For the six months ended December 31, 2014, other expense decreased approximately 75% from the six months ended December 31, 2013 primarily due to a decrease in bad debt expense, decrease in write-off of assets and other cost control measures.

We anticipate that general and administrative expenses will continue to remain flat during the balance of Fiscal 2015.

LOSS FROM OPERATIONS

The Company reported a loss from operations of $820,712 for the six months ended December 31, 2014 as compared to a loss from operations of $3,116,341 for the six months ended December 31, 2013, an improvement of $2.3 million or approximately 74%.

OTHER INCOME (EXPENSES)

Gain in change of fair value of derivative liability.  For the six months ended December 31, 2014 we had a gain on the change in derivative liability of $406,903 as compared to a gain on the change in derivative liability of $71,499 for the six months ended December 31, 2013.  This represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding variably-priced warrants.  The variance is primarily attributable to the change in the Company’s stock price and the conversion of convertible notes to equity.

Loss on extinguishment of debt. For the six months ended December 31, 2013 we had a loss on extinguishment of debt related to the payoff of our outstanding convertible debenture payable to Sand Hill Finance, LLC of $768,463.  We did not incur a similar expense in the six months ended December 31, 2014.

Impairment of Goodwill.  For the six months ended December 31, 2013 we recognized an expense for the impairment of goodwill as a result of our acquisition of CTC in October, 2013.  We did not incur a similar expense in the six months ended December 31, 2014.

Interest Expense.  For the six month period ended December 31, 2014, interest expense increased approximately 91%. The increase in interest expense is primarily attributable to the interest expense on an equipment lease entered into on October 1, 2013 and due to interest expense on a related party note.

NET LOSS

The Company’s net loss was $697,575 for the six months ended December 31, 2014 compared to a loss of $5,905,008 for the six months ended December 31, 2013, an improvement of $5.2 million or 88%.

Three Month Period ended December 31, 2014

Revenues

For the three months ended December 31, 2014, we reported revenues of $223,631 as compared to revenues of $218,743 for the three months ended December 31, 2013, an increase of 2%.

Cost of Sales

Our cost of sales consists primarily of the costs of providing wireless and fiber bandwidth and colocation services.  For the three months ended December 31, 2014 cost of sales was $134,984 or approximately 60% of revenues, compared to $113,206, or approximately 52% of revenues, for the three months ended December 31, 2013. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 was due to an increase in broadband costs.  We anticipate that our gross profit margins will remain between 40% and 45% through the balance of fiscal 2015.

Total Operating Expenses

Our total operating expenses decreased approximately 57% to $453,664 for the three months ended December 31, 2014 as compared to $1,051,166 for the three months ended December 31, 2013. These changes include:

●
Sales and marketing. For the three months ended December 31, 2014, sales and marketing costs were $41,813 as compared to $78,780 for the three months ended December 31, 2013, a decrease of $36,967 or approximately 47%.  The decrease was due to a decrease in sales and marketing related headcount and stock-based compensation expense during the three months ended December 31, 2014 versus the three months ended December 31, 2013.

●
Depreciation expense. For the three months ended December 31, 2014, depreciation expense in operating expenses amounted to $114,310 as compared to $187,444 for the three months ended December 31, 2013.  The decrease was primarily due to the shift in focus of the Company.

●
Research and development. For the three months ended December 31, 2014 research and development costs were $75,493 as compared to $104,809 for the three months ended December 31, 2013, a decrease of $29,316 or approximately 28%.  The decrease was due to a decrease in research and development related headcount and stock-based compensation expense during the three months ended December 31, 2014 versus the three months ended December 31, 2013.

●
General and administrative expense. For the three months ended December 31, 2014, general and administrative expenses were $222,048 as compared to $680,133 for the three months ended December 31, 2013, a decrease of $458,085 or approximately 67%.  For the three months ended December 31, 2014 and 2013 general and administrative expenses consisted of the following:

	Three Months Ended December 31,
	2014	2013
Occupancy	$36,843	$43,652
Consulting	51,027	100,399
Employee compensation	65,495	408,559
Professional fees	26,475	39,645
Travel and entertainment	2,754	17,251
Insurance	20,280	2,849
Investor relations	1,787	30,565
Other	17,387	37,213
	$222,048	$680,133

The principal changes between the two periods include:

●
For the three months ended December 31, 2014, occupancy expense increased decreased approximately 16% from the three months ended December 31, 2013 due to higher utility costs in the three months ended December 31, 2013.

●
For the three months ended December 31, 2014, consulting expense decreased approximately 49% due to a reduced use of consultants for business development efforts as well as reduced non-recurring stock-based consulting fees related to merger and acquisition activity in the three months ended December 31, 2013.

●
For the three months ended December 31, 2014 employee compensation which includes related taxes and benefits decreased approximately 84% due to reduced headcount and lower stock-based compensation expense as compared to the three months ended December 31, 2013.

●
For the three months ended December 31, 2014, professional fees decreased approximately 33% due to lower legal fees incurred in the normal course of business and lower audit fees as a result of the change in year-end and the timing of the year-end audit as compared to the three months ended December 31, 2013.

●
For the three months ended December 31, 2014, insurance expense increased approximately 612% from the three months ended December 31, 2013 due to higher premiums paid for directors and officer’s insurance.

●	For the three months ended December 31, 2014, investor relations decreased approximately 94% from the three months ended December 31, 2013 due to lower general investor relations activity.

●
For the three months ended December 31, 2014, other expense decreased approximately 53% from the three months ended December 31, 2013 primarily due to a decrease in write-off of assets and other cost control measures.

We anticipate that general and administrative expenses will continue to remain flat during the balance of Fiscal 2015.

LOSS FROM OPERATIONS

The Company reported a loss from operations of $365,017 for the three months ended December 31, 2014 as compared to a loss from operations of $945,629 for the three months ended December 31, 2013, a decrease of $580,612 or approximately 61%.

OTHER INCOME (EXPENSES)

Gain / (loss) in change of fair value of derivative liability.  For the three months ended December 31, 2014 we had a loss on the change in derivative liability of $2,687 as compared to a gain on the change in derivative liability of $72,048 for the three months ended December 31, 2013.  This represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding variably-priced warrants.  The variance is primarily attributable to the change in the Company’s stock price and the conversion of convertible notes to equity.

Impairment of Goodwill.  For the three months ended December 31, 2013 we recognized an expense for the impairment of goodwill as a result of our acquisition of CTC in October, 2013.  We did not incur a similar expense in the three months ended December 31, 2014.

Interest Expense.  For the three month period ended December 31, 2014, interest expense was flat compared to the three month period ended December 31, 2013.

NET LOSS

The Company’s net loss was $459,661 for the three months ended December 31, 2014 compared to a loss of $2,906,551 for the three months ended December 31, 2013, an improvement of $2.4 million or 84%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

In summary, our cash flows are as follows:

	Six Months Ended
	December 31,
	2014	2013

Net cash used in operating activities	$(519,751)	$(1,261,853)

Net cash used in investing activities	(10,947)	(23,319)

Net cash provided by financing activities	485,034	1,277,439

Net decrease in cash	$(45,664)	$(7,733)

Net cash used by operating activities was $519,751 for the six months ended December 31, 2014 as compared to net cash used by operating activities of $1,261,853 for the six months ended December 31, 2013, a decrease of $742,102.  For the six month period ended December 31, 2014, our cash used in operations of $519,751 consisted of a net loss of $697,575 offset by non-cash items totaling $71,051 including items such as depreciation of $272,150, amortization of debt discount of $137,538, change in fair value of derivative liability of $406,903 and other non-cash items of $68,266.  Additionally, during the six month period ended December 31, 2014, we had a decrease in operating liabilities offset by a decrease in operating assets which decreased our net loss.  For the six months ended December 31, 2013, our cash used in operations of $1.3 million consisted of a net loss of $5.9 million offset by non-cash items totaling $4.6 million including a decrease in derivative liability of $71,499, offset by changes in assets and liabilities of $11,206.  During the six months ended December 31, 2013, we experienced an increase in accounts receivable of $9,470, and a decrease in accounts payable and accrued liabilities during the period of $206,614.

Net cash used in investing activities for the six months ended December 31, 2014 was $10,947 as compared to net cash used in investing activities for the six months ended December 31, 2013 of $23,319 for property and equipment purchases.

Net cash provided by financing activities for the six months ended December 31, 2014 was $485,034 as compared to net cash provided of $1.3 million for the six months ended December 31, 2013. For the six months ended December 31, 2014, net cash provided by financing activities related to proceeds from a related party note of $760,489 offset by repayments on notes payable of $275,455.  For the six months ended December 31, 2013, net cash provided by financing activities related to proceeds from convertible notes and notes payable of $372,750 and proceeds from the exercise of common stock options of $718,415, offset by repayments on notes payable of $12,206.

At December 31, 2014 we had a working capital deficit of $3.6 million and an accumulated deficit of $53.5 million.  The report from our independent registered public accounting firm on our audited financial statements for the nine month transition period ended June 30, 2014 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. Our sales were not sufficient to pay our operating expenses. We reported a net loss of $697,575 for the six months ended December 31, 2014. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At December 31, 2014 we had cash on hand of $11,163.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

At December 31, 2014 the Company is the subject of, or party to, six known, pending or threatened, legal actions. Following is a discussion of each:

1.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on May 28, 2010 in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff obtained a judgment for $16,322 plus interest and costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $19,000 as of December 31, 2014.

2.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on September 15, 2010 in the General District Court of Fairfax County, Virginia.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The plaintiff obtained a Consent Judgment for $12,900 in compensatory damages plus $58 in costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $18,500 as of December 31, 2014.

3.
The Company was named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) on August 10, 2012 in the General District Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay for delivery of services provided by plaintiff.  The plaintiff was granted a judgment by consent in the amount of $12,920.  The Company is seeking an out-of-court settlement.    There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $13,600 as of December 31, 2014.

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff is seeking $17,250 plus attorney’s fees, interest and cots.  The Company is vigorously contesting this case.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $20,500 as of December 31, 2014.

5.
The Company initiated a suit against WANsecurity on November 13, 2013 in the Jackson County Circuit Court of Kansas City, Missouri to prevent WANsecurity from taking action that could cause significant disruptions to the Company’s customers.  The case settled in November 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July, 2014, the Company issued 243,750 shares of common stock, at the original conversion terms, at a per share price ranging from $0.0006 to $0.00024 valued at $35,250 as a partial conversion of principal and interest due under a convertible note.

In July, 2014, the Company issued 132,396 shares of common stock, at the original conversion terms, at a per share price of $0.00024 valued at $12,710 as a partial conversion of principal and interest due under a convertible note.

In July, 2014, the Company issued 357,182 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00048 to $0.00024 valued at $48,400 as a partial conversion of principal and interest due under a convertible note.

In August, 2014, the Company issued 119,614 shares of common stock, at the original conversion terms, at a per share price of $0.00018 valued at $8,612, in full satisfaction of $62,222 of principal and interest due under a convertible note.

In August, 2014, the Company issued 867,827 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00018 to $0.00010 valued at $42,410 in full satisfaction of principal and interest due under a convertible note.

In August, 2014, the Company issued 942,008 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00018 to $0.00006 valued at $38,714 as a partial conversion of principal and interest due under a convertible note.

In September, 2014, the Company issued 1,327,239 shares of common stock, at the original conversion terms, at a per share price ranging from $0.00008 to $0.00006 valued at $33,360 as a partial conversion of principal and interest due under a convertible note.

In September, 2014, the Company issued 942,961 shares of common stock, at the original conversion terms, at a per share price of $0.00006 valued at $22,631 in full satisfaction of principal and interest due under a convertible note.

In September, 2014, the Company issued 1,649,708 shares of common stock, at the original conversion terms, at a per share price of $0.00006 valued at $39,593 as a partial conversion of principal and interest due under a convertible note.

In October, 2014, the Company issued 320,601 shares of common stock, at the original conversion terms, at a per share price of $0.00006 valued at $7,694 in full satisfaction of $47,287 of principal and interest due under a convertible note.

The above recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

UNIFIEDONLINE, INC.

February 17, 2015	By:	/s/ Robert M. Howe III
Robert M. Howe III
Chairman of the Board and CEO, principal executive officer

February 17, 2015	By:	/s/ Ellen Sondee
Ellen Sondee
Chief Financial Officer, principal financial and accounting officer