Form 10-Q
period 2015-03-31
UnifiedOnline, Inc.
filed 2015-05-11
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

816-979-1893
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at April 20, 2015 was: 8,646,226.

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2015

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheets - March 31, 2015 (unaudited) and June 30, 2014	4

Consolidated Statements of Operations (unaudited)
For the Three and Nine Months ended March 31, 2015 and 2014	5

Consolidated Statements of Comprehensive Loss (unaudited)
For the Three and Nine Months ended March 31, 2015 and 2014	6

Consolidated Statements of Cash Flows - Nine months Ended March 31, 2015 and 2014 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8-27

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation	28-34

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	34

Item 4 - Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	35

Item 1A - Risk Factors	35

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	35-36

Item 3 - Default upon Senior Securities	36

Item 4 - Mine Safety Disclosures	36

Item 5 - Other Information	36

Item 6 - Exhibits	36

Signatures	37

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
UNIFIEDONLINE, Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2015	2014
Assets	(unaudited)
Current Assets:
Cash	$2,675	$56,827
Accounts receivable, net	20,047	84,091
Inventory	-	19,069
Prepaid expenses	85,213	136,927
Marketable securities	5	3
Other current assets	12,250	51,708
Total Current Assets	120,190	348,625

Property and equipment, net of accumulated depreciation of $1,087,992 and $939,408 respectively	102,190	451,843
Deposits	5,923	5,923
Other assets	1,545	1,545
Total Assets	$229,848	$807,936

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$909,636	$840,009
Notes payable, current portion	1,162,101	947,475
Note payable, related party	1,637,499	664,578
Deferred revenue	74,396	74,824
Convertible notes payable, net of discount	78,528	197,645
Derivative liability - warrants	135,317	302,065
Derivative liability - debt with embedded conversion option	249,138	469,632
Total Current Liabilities	4,246,615	3,496,228

Note payable, long term portion	517,686	1,143,501
Total Liabilities	4,764,301	4,639,729

Commitments and Contingencies (Note 14)

Stockholders' Deficit:
Series B convertible preferred stock ($.001 par value; 10,000,000 shares authorized; 626,667 shares issued and outstanding)	626	626
Series AA convertible preferred stock ($.001 par value; 10,000,000 shares authorized; 400,000 shares issued and outstanding)	400	400
Common stock ($.001 par value; 6,000,000,000 shares authorized; 8,646,226 and 1,742,940 shares issued and outstanding, respectively)	8,646	1,743
Additional paid in capital	49,775,006	49,075,659
Accumulated deficit	(54,225,136)	(52,816,224)
Accumulated other comprehensive loss	(80,995)	(80,997)
Treasury stock, at cost, (406 shares)	(13,000)	(13,000)
Total Stockholders' Deficit	(4,534,453)	(3,831,793)
Total Liabilities and Stockholders' Deficit	$229,848	$807,936

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Sales	$225,899	$176,483	$687,419	$499,148

Cost of sales	140,087	75,357	406,581	252,311
Gross profit	85,812	101,126	280,838	246,837

Operating expenses:
Sales and marketing	39,794	39,662	117,392	226,354
Depreciation	83,438	180,493	353,809	462,237
Research and development	73,002	86,713	264,941	781,090
General and administrative	208,520	(145,814)	684,350	1,953,426
Total Operating Expenses	404,754	161,054	1,420,492	3,423,107

Loss from Operations	(318,942)	(59,928)	(1,139,654)	(3,176,270)

Other income (expenses):
Gain on sale of assets	5,315	-	8,943	-
Gain (loss) from change of fair value of derivative liability	(190,536)	105,065	216,367	176,564
Loss on extinguishment of debt	-	-	-	(768,463)
Impairment of goodwill	-	-	-	(1,941,050)
Interest expense	(207,174)	(316,192)	(494,568)	(466,844)
Total other income (expenses)	(392,395)	(211,127)	(269,258)	(2,999,793)

Net loss	$(711,337)	$(271,055)	$(1,408,912)	$(6,176,063)

Loss per common share basic and diluted	$(0.10)	$0.00	$(0.16)	$(0.01)

Weighted average common shares outstanding - basic and diluted	7,042,377	486,505,383	8,642,903	436,870,645

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net loss	$(711,337)	$(271,055)	$(1,408,912)	$(6,176,063)

Other comprehensive income/(loss), net of tax:

Unrealized gain (loss) on securities	2	(2)	2	(3,686)

Other comprehensive income/(loss)	2	(2)	2	(3,686)

Comprehensive loss	$(711,335)	$(271,057)	$(1,408,910)	$(6,179,749)

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2015	2014
NET CASH USED IN OPERATING ACTIVITIES	$(690,103)	$(1,500,887)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(10,947)	(23,319)
NET CASH USED IN INVESTING ACTIVITIES	(10,947)	(23,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(412,523)	(12,206)
Proceeds from convertible note payable	86,500	481,092
Proceeds from notes payable	-	-
Proceeds from notes payable, related party	972,921	75,000
Proceeds from sale of restricted stock	-	70,000
Proceeds from conversion of warrants	-	53,480
Proceeds from exercise of common stock options	-	782,483
NET CASH PROVIDED BY FINANCING ACTIVITIES	646,898	1,449,849

NET DECREASE IN CASH	(54,152)	(74,357)

CASH - beginning of period	56,827	78,543

CASH - end of period	$2,675	$4,186

Supplemental disclosure of cash flow information:
Cash paid for interest	$47,992	$95,092

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible note into common stock	$281,679	$1,818,925
Shares issued for acquisition of subsidiary	$-	$564,721

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

NOTE 1 - NATURE OF BUSINESS

On January 5, 2015, IceWEB, Inc. changed its name to UnifiedOnline, Inc.

UnifiedOnline, Inc. (the “Company”) began trading publicly in April 2002.  During the nine months ended March 31, 2015 we had three wholly owned operating subsidiaries, Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC) and IceWEB Storage Corporation (formerly known as Inline Corporation).  CTC provides wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.  In addition, through our IceWEB Storage Corporation subsidiary we deliver on-line cloud computing application services, other managed services such as Disaster Recovery, Archive Storage, Redundant File Storage, Redundant Broadband Services and Business Continuity Services.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the nine month period ended June 30, 2014, contained in the Company’s Annual Report on Form 10-KT filed with the SEC on October 14, 2014. The results of operations for the three and nine months ended March 31, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2015.

Reclassifications
Certain reclassifications have been made to previously reported amounts to conform to 2015 amounts. The reclassifications had no impact on previously reported results of operations or stockholders’ deficit.  The changes were as a result of the reverse stock split which occurred on January 5, 2015, which were retrospectively applied.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net losses and net cash used in operating activities of $1,408,912 and $690,103, respectively, for the nine months ended March 31, 2015.  The Company also had an accumulated deficit and stockholder’s deficit of $54,225,136 and $4,534,453 respectively at March 31, 2015.    These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

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

Accounts Receivable
Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $4,768 as of March 31, 2015.  Management performs ongoing evaluations of its accounts receivable, and believes that all remaining receivables are fully collectable.  Bad debt expense amounted to $1,045 and $114,918 for the nine months ended March 31, 2015 and 2014, respectively.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt and ratchet provisions in our warrants, are required to be measured at fair value on a recurring basis under FASB ASC 815.  As of March 31, 2015 our derivatives are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 12).

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation expense is recorded by using the straight-line method over the estimated useful lives of the related assets.

Product Warranties
The Company’s products typically carry a warranty for periods of up to three years.  We have not had any significant warranty claims on our products.

Software Development Costs
The costs for the development of new software products to be sold and substantial enhancements to existing software products to be sold are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with the accounting guidance for software.

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

•	Implementation and set-up fees are recognized at the time those services are completed and service is working.
•	For services that are billed according to customer usage, revenue is recognized in the month in which the usage is provided.
•	Professional services are recognized in the period services are provided.
•	Amounts that have been invoiced are recorded in accounts receivable and revenue.

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

Barter Transactions
Barter activity is accounted for in accordance with ASC 845, Nonmonetary Transactions.  Barter revenue relates to the exchange of wireless bandwidth and internet connectivity provided by CTC to business customers in exchange primarily for roof rights for antennae, advertising and other products and services that CTC would otherwise be required to buy for cash.  Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services are exchanged.  For the nine months ended March 31, 2015, the Company recorded barter revenue of $19,927 and barter expense of $24,443 and for the three months ended March 31, 2015, the Company recorded barter revenue of $4,500 and barter expense of $11,493.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

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

Earnings per Share
We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible notes and preferred stock (using the if-converted method).  Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At March 31, 2015, there were options and warrants to purchase 64,443,980 shares of common stock, there was $146,500 of convertible debt outstanding, which, if converted on March 31, 2015 would amount to 11,900,000 shares, and 626,667 shares issuable upon conversion of Series B preferred stock outstanding which could potentially dilute future earnings per share. Additionally, on or after May 15, 2014, to the extent sufficient shares of Common Stock are authorized, the shares of Series AA Preferred Stock shall be convertible into shares of the Company’s fully diluted Common Stock to provide the holders ninety percent of all shares of Common Stock of the Company.

Stock-Based Compensation
As more fully described in Note 16 and Note 19, we have three stock option plans that provide for non-qualified options to be issued to directors, officers, employees and consultants (the 2012 Equity Compensation Plan, 2013 Equity Plan and the 2015 Employee Option Plan (the “Plans”)).

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:
	Estimated Life	March 31, 2015	June 30, 2014
Equipment	3 years	$1,123,775	$1,324,844
Computer Software	3 years	59,694	59,694
Vehicle	3 years	1,979	1,979
Leasehold Improvements	3 years	4,734	4,734
		1,190,182	1,391,251
Less: Accumulated Depreciation		(1,087,992)	(939,408)

Net, Property and Equipment		$102,190	$451,843

Capitalized equipment under lease agreements totaled $666,782 of which $40,239 remains net of accumulated depreciation as of March 31, 2015 and $279,981 remains net of accumulated depreciation as of June 30, 2014.  The lease term of each capital equipment lease is 36 months.

The Company disposed of $212,016 of equipment in the nine months ended March 31, 2015.  The Company recognized a gain on the disposal of the assets of $8,943 for the nine months ended March 31, 2015.

Depreciation expense for the three months ended March 31, 2015 and 2014 was $84,000 and $180,493, respectively and for the nine months ended March 31, 2015 and 2014 was $356,150 and $462,237, respectively.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31, 2015	June 30, 2014
Raw Materials	$-	$19,069
Work in Progress	-	-
Finished Goods	-	-
	$-	$19,069

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

On August 20, 2013 the Company entered into an Agreement for the Cancellation of Secured Convertible Debenture with SHF pursuant to which SHF converted $1,642,739 of principal and accrued but unpaid interest due it under the Secured Convertible Debenture dated April 15, 2013 into 37,000,000 shares of our common stock.  The conversion price per share was $0.0444 when the market price per share was $0.0319 per share and the contractual conversion price per the convertible debenture was $0.075 per share.  The Company recognized a loss on the extinguishment of debt of $768,463 in the nine months ended March 31, 2014 as a result of this transaction.

As part of the agreement, within five days SHF was required to file UCC-3 financing statements to release its security interest in our assets which were pledged as collateral under the debenture.  The agreement also contains mutual general releases.  As a result of this transaction, at March 31, 2014, the principal amount due under the Financing Agreement amounted to $0.

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

A summary of our Notes Payable is as follows:

	March 31, 2015	June 30, 2014
IWEB Growth Fund	$185,000	$186,000
UO! IP of NC, LLC - Current Portion	881,982	660,458
Other Notes Payable	95,119	101,017
	$1,162,101	$947,475
UO! IP of NC, LLC - Long Term Portion	517,686	1,143,501
	$1,679,787	$2,090,976

NOTE 6 – OTHER CURRENT ASSETS

Other current assets totaled $12,250 and $51,708 at March 31, 2015 and June 30, 2014, respectively.  The balance at March 31, 2015 and June 30, 2014 consists primarily of deferred loan fees related to the capitalized lease obligation to Agility Ventures, LLC.

NOTE 7 - CONCENTRATIONS

Bank Balances

The Company maintains cash in bank deposit accounts which do not exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  At March 31, 2015, the Company’s cash balances were fully insured. In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.  The Company has not experienced any losses in such accounts.

Major Customers

Sales to three customers for the three and nine months ended March 31, 2015 represented 21% of total sales and sales to three major customers represented 17% and 14% of total sales for the three and nine months ended March 31, 2014.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Customer A	10%	8%	10%	6%
Customer B	6%	5%	6%	5%
Customer C	5%	4%	5%	3%
All others	79%	83%	79%	86%
	100%	100%	100%	100%

As of March 31, 2015 and June 30, 2014, respectively, approximately 60% and 95% of our accounts receivable was due from two customers.

	March 31,	June 30,
	2015	2014
Customer A	48%	68%
Customer B	12%	27%
All others	40%	5%
	100%	100%

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

NOTE 8 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of March 31, 2015 and June 30, 2014, the Company’s investments in marketable equity securities are based on the March 31, 2015 and June 30, 2014 stock price as reflected on the OTCBB stock, respectively.  These marketable equity securities are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$-	$(80,995)	$5

Total	$81,000	$-	$(80,995)	$5

		Gross	Gross
		Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$-	$(80,997)	$3

Total	$81,000	$-	$(80,997)	$3

The unrealized gains are presented in comprehensive income in the unaudited consolidated statement of operations and comprehensive income.

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net gains/(loss) on investments in publicly traded equity securities	$2	$(2)	$2	$(3,686)

Net gains/(loss) on investments	$2	$(2)	$2	$(3,686)

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investments Measured at Fair Value on a Recurring Basis:
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable Equity Securities	$5	$-	$-
Derivative liabilities, warrants	$-	$-	$135,317
Derivative liabilities, convertible debt	$-	$-	$249,138

June 30, 2014
Marketable Equity Securities	$3	$-	$-
Derivative liabilities, warrants	$-	$-	$302,065
Derivative liabilities, convertible debt	$-	$-	$469,632

Under the guidance of ASC 320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In the assessment of OTTI for various securities at March 31, 2015 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.

There were no impairment charges on investments in publicly traded equity securities for the three or nine months ended March 31, 2015 or the three or nine months ended March 31, 2014.

The Company has evaluated its publicly traded equity securities as of March 31, 2015, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

The Company’s accumulated other comprehensive loss consists of unrealized loss on marketable securities available for sale of $80,995 at March 31, 2015 and $80,997 at June 30, 2014.

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
MARCH 31, 2015

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

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of CTCI occurred at July 1, 2013.
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues, net	$225,899	$176,483	$687,419	$669,057

Net loss	(711,337)	(133,001)	(1,408,912)	(6,038,800)

Net loss per common share - basic and diluted	$(0.10)	$0.00	$(0.16)	$(0.02)

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the acquisition occurred at July 1, 2013, nor is it necessarily indicative of future operating results.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015
NOTE 12 – CONVERTIBLE NOTES

As of March 31, 2015 and June 30, 2014 the Company had the following convertible notes outstanding:

	March 31, 2015	June 30, 2014
December 2013 $62,222 Convertible Note, 12% interest, due July 2014, with a 10% original issue discount	$-	$43,862	(1)
November 2013 $132,000 Convertible Note, 10% interest, due November 2014, with a 10% original issue discount	-	102,000	(2)
December 2013 $43,821 Convertible Note, 10% interest, due December 2014	-	43,821	(3)
December 2013 $60,000 Convertible Note, 10% interest, due December 2014	60,000	60,000	(4)
January 2014 $53,000 Convertible Note, 8% interest, due October 2014	-	53,000	(5)
February 2014 $32,500 Convertible Note, 8% interest, due November 2014	-	32,500	(6)
January 2015 $53,500 Convertible Note, 8% interest, due October 2015	53,500	-	(7)
February 2015 $33,000 Convertible Note, 8% interest, due November 2015	33,000	-	(8)
	146,500	335,183
Less: Debt Discount	(67,972)	(137,538
	$78,528	$197,645

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

(2)
The Company borrowed $132,000 in November 2013, due November 2014, with interest at 10%.   The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 15 trading days previous to the conversion, with a floor of $0.001 per share.  The note has an original issue discount of $12,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a derivative liability at inception of $114,000.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending March 31, 2015 total amortization was recorded in the amount of $51,500 resulting in a debt discount of $0 at March 31, 2015.   Interest expense of $45 was recorded during the nine months ended March 31, 2015.  Also, see Note 13.

During the period July through September 2014, the holder of the Convertible Note exercised their conversion rights and converted $109,745 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement.

(3)
The Company borrowed $43,821 in December 2013, due December 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $43,821.  During the nine months ending March 31, 2015 total amortization was recorded in the amount of $18,259 resulting in a debt discount of $0 at March 31, 2015.  Interest expense of $910 was recorded during the nine months ended March 31, 2015. Also, see Note 13.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

During September and October 2014, the holder of the Convertible Note exercised their conversion rights and converted $47,287 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement.

(4)
The Company borrowed $60,000 in December 2013, due December 2014, with interest at 10%. This note is currently in default.  The holder of the note intends to convert at some point in the future.  The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $60,000.  During the nine months ending March 31, 2015 total amortization was recorded in the amount of $25,000 resulting in a debt discount of $0 at March 31, 2015.   Interest expense of $6,650 was recorded during the nine month period ended March 31, 2015.  Also, see Note 13.

(5)
The Company borrowed $53,000 in January 2014, due October 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $44,040, and during the nine months ended March 31, 2015 recorded amortization of debt discount of $24,724 resulting in a debt discount of $0 at March 31, 2015.  Interest expense of $353 was recorded during the nine month period ended March 31, 2015.  Also, see Note 13.

During July and August 2014, the holder of the Convertible Note exercised their conversion rights and converted $55,120 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement, at the contractual terms per the note agreement.

(6)
The Company borrowed $32,500 in February 2014, due November 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.   The Company recorded a derivative liability at inception of the note of $32,500, and during the nine months ended March 31, 2015 recorded amortization of debt discount of $18,055 resulting in a debt discount of $0 at March 31, 2015.  Interest expense of $433 was recorded during the nine month period ended March 31, 2015.  Also, see Note 13.

During September 2014, the holder of the Convertible Note exercised their conversion rights and converted $33,360 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement.

(7)
The Company borrowed $53,500 in January 2015, due October 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 58% of the average of the lowest three trading prices during the 10 trading days previous to the conversion.  The Company recorded a derivative liability at inception of the note of $53,500, and during the nine months ended March 31, 2015 recorded amortization of debt discount of $14,861 resulting in a debt discount of $38,639 at March 31, 2015.  Interest expense of $892 was recorded during the nine month period ended March 31, 2015.  Also, see Note 13.

(8)
The Company borrowed $33,000 in February 2015, due November 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 58% of the average of the lowest three trading prices during the 10 trading days previous to the conversion. The Company recorded a derivative liability at inception of the note of $33,000, and during the nine months ended March 31, 2015 recorded amortization of debt discount of $3,667 resulting in a debt discount of $29,333 at March 31, 2015. Interest expense of $220 was recorded during the nine month period ended March 31, 2015. Also, see Note 13.

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at March 31, 2015 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at March 31, 2015 are all currently exercisable with a weighted-average remaining life of 1.75 years.

Derivative liability – convertible notes

From November, 2013 through February, 2015 the Company issued convertible notes in the total principal amount of $553,543 and amended conversion terms of the previously existing convertible notes in the amount of $186,667.  Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities.  The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at March 31, 2015 and June 30, 2014 using the Black-Scholes model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of income of $210,175 and $617,078 for the three and nine months ended March 31, 2015 and the recognition of income of $105,065 and $176,564 for the three and nine months ended March 31, 2014 within the Company’s consolidated statements of operations, under the caption “Gain in change of fair value of derivative liability”.  The fair value of the warrants at March 31, 2015 and June 30, 2014 is $135,317 and $302,065, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability - warrants”.  The fair value of the derivative liability related to the convertible debt at March 31, 2015 and June 30, 2014 is $269,500 and $469,632, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability – convertible debt”.

The following summarizes the changes in the value of the derivative warrant liability and the derivative current debt liability from June 30, 2014 until March 31, 2015 (Note that the number of warrants outstanding has been adjusted accordingly as a result of the Company’s reverse stock split – see Note 15.):
	Value	No. of Warrants
Balance at June 30, 2014 - Derivative liability - warrants	$302,065	5,846,758
Decrease in fair value of derivative warrant liability	(166,748)
Balance at March 31, 2015 - Derivative liability - warrants	$135,317	64,436,748

	Value
Balance at June 30, 2014 - Derivative liability - convertible debt	$469,632
Decrease in derivative liability related to conversion of convertible debt	(379,632)
Increase in derivative liability related to issuance of convertible debt	208,757
Decrease in fair value of derivative liability	(49,619)
Balance at March 31, 2015 - Derivative liability - convertible debt	$249,138

Fair Value Assumptions Used in Accounting for Derivative Liability

The Company has determined its derivative liability to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of March 31, 2015.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.   The key inputs used in the March 31, 2015 fair value calculations were as follows:

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

March 31, 2015
Current exercise price	$0.024 - $60
Time to expiration	.50 to 2.25 years
Risk-free interest rate	1.10%
Estimated volatility	1098.37%
Dividend	$0
Stock price on March 31, 2015	$0.02100
Expected forfeiture rate	0% to 90%

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

As of March 31, 2015, future minimum lease payments under these operating leases are as follows:

For the Year Ending,
June 30,	Amount
2015	$76,375
2016	63,275
2017	15,385
2018	-
$155,035

Rent expense was $24,599 and $27,627 for the three months ended March 31, 2015 and 2014 and $69,025 and $67,182 for the nine months ended March 31, 2015 and 2014.

At March 31, 2015 the Company is the subject of, or party to, six known, pending or threatened, legal actions. Following is a discussion of each:

1.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on May 28, 2010 in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff obtained a judgment for $16,322 plus interest and costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $19,000 as of March 31, 2015.

2.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on September 15, 2010 in the General District Court of Fairfax County, Virginia.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The plaintiff obtained a Consent Judgment for $12,900 in compensatory damages plus $58 in costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $18,500 as of March 31, 2015.

3.
The Company was named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) on August 10, 2012 in the General District Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay for delivery of services provided by plaintiff.  The plaintiff was granted a judgment by consent in the amount of $12,920.  The Company is seeking an out-of-court settlement.    There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $13,600 as of March 31, 2015.

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff is seeking $17,250 plus attorney’s fees, interest and cots.  The Company is vigorously contesting this case.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $20,500 as of March 31, 2015.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

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

Nine months ended March 31, 2015 Transactions

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
MARCH 31, 2015

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

●	the shares of Series B Convertible Preferred Stock automatically convert into shares of our common stock in the event of change of control of the Company.

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

●	At March 31, 2015, there were 626,667 shares of Series B Convertible Preferred Stock outstanding.

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

●	At March 31, 2015, there were 400,000 shares of Series AA Preferred Stock outstanding.

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
MARCH 31, 2015

In conjunction with our acquisition of Computers & Telecom, Inc. and subsidiary in October, 2013, we issued a warrant to Agility Ventures, LLC covering a total of 9,187 common shares, as adjusted, with a term of two years and a conversion price of $22.00 per share, as adjusted.

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2015 and changes during the nine month period ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2014	5,969,171	$0.02800
Granted (due to ratchet provisions)	58,467,577	0.00006
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2015	64,436,748	$0.07480

The ratchet provision was triggered by the conversion of convertible debt.

The following table summarizes information about common stock warrants outstanding at March 31, 2015:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
March 31, 2015	Remaining Life	Exercise Price	March 31, 2015	Exercise Price
64,314,335	1.5 Years	$0.02400	64,314,335	$0.02400
76,222	1.65 Years	11.20000	76,222	11.20000
37,004	2.25 Years	60.00000	37,004	60.00000
9,187	.75 Year	22.00000	9,187	22.00000
64,436,748	1.75 Years	$0.07480	64,436,748	$0.07480

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

The Plan, as amended permits the grant of options and shares for up to 105,000,000 shares of our common stock.  The Plan terminates 10 years from the date of the Plan’s adoption by our stockholders.

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Nine Months Ended March 31,
	2015	2014
Expected volatility	13% - 278%	13% - 278%
Expected term	1 -3 Years	1 -3 Years
Risk-free interest rate	0.01% - 0.34%	0.01% - 0.34%
Forfeiture rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

For the three and nine months ended March 31, 2015 and 2014, total stock-based compensation charged to operations for option-based arrangements amounted to $12,415 and $37,245 and $37,592 and $378,111, respectively. At March 31, 2015, there was approximately $20,743 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of March 31, 2015 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance at June 30, 2014	2,892,970	$0.08366
Granted	-	-
Exercised	-	-
Forfeited	-	-
Adjusted for reverse split	(2,885,738)	-
Balance at March 31, 2015	7,232	$33.47

The following table summarizes information about employee stock options outstanding at March 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 3/31/2015	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding at 3/31/2015	Weighted Average Exercise Price
$0.07700	625	2.53 Years	$30.80000	521	$30.80
$0.0847 - $0.081	6,607	2.53 Years	33.78570	6,607	33.79
	7,232	2.53 Years	$33.52767	7,128	$33.53

UNIFIEDONLINE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2015

NOTE 17 - RELATED PARTY TRANSACTIONS

On April 23, 2014, we entered into a Subscription Agreement with UnifiedOnline! LLC (the “Subscriber”), a Delaware limited liability company, pursuant to which the Subscriber purchased 400,000 shares of Series AA Preferred Stock.  In consideration for the Shares, Subscriber paid $116,087 to various vendors and obtained the agreement of a certain related party lessor to temporarily forbear exercising non-payment default remedies.  Since entering into the Subscription Agreement, the Subscriber has advanced $1,637,499 bearing interest at 10% per annum to fund general working capital.

NOTE 18 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the three and nine months ended March 31, 2015 and 2014 all material assets and revenues of the Company were in the United States.

NOTE 19 – SUBSEQUENT EVENTS

On April 8, 2015 the Board of Directors of UnifiedOnline, Inc. adopted the UnifiedOnline, Inc. 2015 Employee Option Plan (the "Plan").  The purpose of the Plan is to enable our company to attract and retain employees and consultants and provide them with the long-term financial incentives to enhance our performance.  The Plan authorizes the grant of (i) options which qualify as incentive stock options under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified options which do not qualify as incentive stock options, (iii) awards of our common stock (iv) and rights to make direct purchases of our common stock which may be subject to certain restrictions. The maximum number of shares which can be issued over the term of the Plan is 1,800,000 shares.

Effective April 15, 2015, the Company issued a $300,000 Convertible Note (the “Note”) to JMJ Financial. (“the Investor”).  The Note was effected and dated April 15, 2015 (“Effective Date”) and provides up to an aggregate of $270,000 in gross proceeds after taking into consideration an original issue discount (“OID”) of $30,000.  As of the Effective Date, the Investor funded $25,000 under the Note.  The Company is using these proceeds as general working capital. The Note has a maturity date of two years from the Effective Date of each payment. A key feature of the Note is that the Company may repay all consideration received with 90 days from the Effective Date with zero percent interest charged under the Note.  If not paid within 90 days, there will be a one-time interest charge of 12%.  The Investor has the right, at any time after the Effective Date, to convert all or part of the outstanding and unpaid principal amount and accrued interest into fully paid and non-assessable shares of common stock of the Company.  The Note may be converted to shares of Common Stock of the Company at a conversion price of the lesser of $0.03 or 60% of the lowest trade price in the 25 trading days prior to the conversion.  This embedded conversion option will be treated as a derivative liability.

The Investor has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Note also provides for penalties and rescission rights if the Company does not deliver shares of its common stock upon conversion within the required timeframes.

Effective May 6, 2015, the Company issued a $33,000 Convertible Promissory Note (the “Note”) to Vis Vires Group, Inc. (“the Lender”).  The Note has a maturity date of nine (9) months from the Effective Date, and accrues interest at 8% per annum.  The Lender has the right at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock of the Registrant.  The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 58% of the arithmetic average of the lowest three (3) closing bid price during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.  This embedded conversion option will be treated as a derivative liability.

The Note referred to above (and the shares of common stock underlying them) are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The foregoing is not a complete summary of the terms of the Note described herein and reference is made to the complete text of the Agreement as Exhibit 10.1 and Exhibit 10.2 to this Quarterly Report on Form 10-Q, and hereby incorporated by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following analysis of our unaudited consolidated financial condition and results of operations for the three and nine months ended March 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.  MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
●	Critical Accounting Policies.
●	Results of Operations. An analysis of our financial results comparing the three and nine months ended March 31, 2015 to the three and nine months ended March 31, 2014.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
●	Off Balance-Sheet Arrangements.
●	Recent Accounting Pronouncements.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2014

The following table provides an overview of certain key factors of our results of operations for the three and nine months ended March 31, 2015 as compared to the three and nine months ended March 31, 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net Revenues	$225,899	$176,483	$687,419	$499,148
Cost of sales	140,087	75,357	406,581	252,311
Operating Expenses
Sales and marketing	39,794	39,662	117,392	226,354
Depreciation	83,438	180,493	353,809	462,237
Research and development	73,002	86,713	264,941	781,090
General and administrative	208,520	(145,814)	684,350	1,953,426
Total Operating Expenses	404,754	161,054	1,420,492	3,423,107
Loss from operations	(318,942)	(59,928)	(1,139,654)	(3,176,270)
Total other income (expense)	(392,395)	(211,127)	(269,258)	(2,999,793)
Net loss	$(711,337)	$(271,055)	$(1,408,912)	$(6,176,063)

Other Key Indicators:
	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Cost of sales as a percentage of revenue	62.0%	42.7%	59.1%	50.5%
Gross profit margin	38.0%	57.3%	40.9%	49.5%
Sales and marketing expense as a percentage of sales	17.6%	22.5%	17.1%	45.3%
General and administrative expenses as a percentage of sales	92.3%	(82.6%)	99.6%	391.4%
Total operating expenses as a percentage of sales	179.2%	91.3%	206.6%	685.8%

Nine Month Period ended March 31, 2015

Revenues

For the nine months ended March 31, 2015, we reported revenues of $687,419 as compared to revenues of $499,148 for the nine months ended March 31, 2014, an increase of $188,271 or approximately 38%.  The increase in sales is primarily due to a shift in the business’ focus to the data center operations related to our acquisition of CTC in October 2013 and an increase in broadband revenue.

Cost of Sales

Our cost of sales consists primarily of the costs of providing wireless and fiber bandwidth and colocation services.  For the nine months ended March 31, 2015 cost of sales was $406,581 or approximately 59% of revenues, compared to $252,311, or approximately 51% of revenues, for the nine months ended March 31, 2015. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014 was due to the change in focus of the business and increased broadband costs.  We anticipate that our gross profit margins will remain between 40% and 45% through the balance of fiscal 2015.

Total Operating Expenses

Our total operating expenses decreased approximately 59% to $1,420,492 for the nine months ended March 31, 2015 as compared to $3,423,107 for the nine months ended March 31, 2014. These changes include:

●
Sales and marketing. For the nine months ended March 31, 2015, sales and marketing costs were $117,392 as compared to $226,354 for the nine months ended March 31, 2014, a decrease of $108,962 or approximately 48%.  The decrease was due to a decrease in sales and marketing related headcount, stock-based compensation expense and stock-based consulting expense during the nine months ended March 31, 2015 versus the nine months ended March 31, 2014.

●	Depreciation expense. For the nine months ended March 31, 2015, depreciation expense in operating expenses amounted to $353,809 as compared to $462,237 for the nine months ended March 31, 2014.

●
Research and development. For the nine months ended March 31, 2015 research and development costs were $264,941 as compared to $781,090 for the nine months ended March 31, 2015, a decrease of $516,149 or approximately 66%.  The decrease was due to a decrease in research and development related headcount, stock-based compensation expense and stock-based consulting expense during the nine months ended March 31, 2015 versus the nine months ended March 31, 2014.

●
General and administrative expense. For the nine months ended March 31, 2015, general and administrative expenses were $684,350 as compared to $1,953,426 for the nine months ended March 31, 2014, a decrease of $1.3 million or approximately 65%.  For the nine months ended March 31, 2015 and 2014 general and administrative expenses consisted of the following:

	Nine Months Ended March 31,
	2014	2013
Occupancy	$123,413	$97,059
Consulting	140,899	796,267
Employee compensation	198,343	508,136
Professional fees	72,885	141,938
Travel and entertainment	23,304	27,030
Insurance	54,628	18,319
Investor relations	2,198	(691)
Other	68,680	365,368
	$684,350	$1,953,426

The principal changes between the two periods include:

●	For the nine months ended March 31, 2015, occupancy expense increased approximately 27% from the nine months ended March 31, 2014 due to the acquisition of CTC in October 2013.

●
For the nine months ended March 31, 2015, consulting expense decreased approximately 82% due to a reduced use of consultants for business development efforts as well as reduced non-recurring stock-based consulting fees related to merger and acquisition activity in the nine months ended March 31, 2014.

●
For the nine months ended March 31, 2015 employee compensation which includes related taxes and benefits decreased approximately 61% due to reduced headcount and lower stock-based compensation expense as compared to the nine months ended March 31, 2014.

●
For the nine months ended March 31, 2015, professional fees decreased approximately 49% due to lower litigation and legal fees incurred in the normal course of business as compared to the nine months ended March 31, 2014.

●	For the nine months ended March 31, 2015, travel and entertainment decreased approximately 14% as a result of decreased travel for general corporate purposes.

●
For the nine months ended March 31, 2015, insurance expense increased approximately 198% from the nine months ended March 31, 2014 due to higher premiums paid for general insurance and directors and officer’s insurance.

●
For the nine months ended March 31, 2015, other expense decreased approximately 81% from the nine months ended March 31, 2014 primarily due to a decrease in bad debt expense, decrease in write-off of assets and other cost control measures.

We anticipate that general and administrative expenses will continue to remain flat during the balance of Fiscal 2015.

LOSS FROM OPERATIONS

The Company reported a loss from operations of $1,139,654 for the nine months ended March 31, 2015 as compared to a loss from operations of $3,176,270 for the nine months ended March 31, 2014, an improvement of $2.0 million or approximately 64%.

OTHER INCOME (EXPENSES)

Gain from change of fair value of derivative liability.  For the nine months ended March 31, 2015 we had a gain on the change of fair value of derivative liability of $216,367 as compared to a gain on the change in derivative liability of $176,564 for the nine months ended March 31, 2014.  This represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding variably-priced warrants and convertible notes.  The variance is primarily attributable to the change in the Company’s stock price and the issuance of new convertible notes.

Loss on extinguishment of debt. For the nine months ended March 31, 2014 we had a loss on extinguishment of debt related to the payoff of our outstanding convertible debenture payable to Sand Hill Finance, LLC of $768,463.  We did not incur a similar expense in the nine months ended March 31, 2015.

Impairment of Goodwill.  For the nine months ended March 31, 2014 we recognized an expense for the impairment of goodwill as a result of our acquisition of CTC in October, 2013.  We did not incur a similar expense in the nine months ended March 31, 2015.

Interest Expense.  For the nine month period ended March 31, 2015, interest expense increased approximately 15%. The increase in interest expense is primarily attributable to the interest expense on an equipment lease entered into on October 1, 2013 and due to interest expense on a related party note.

NET LOSS

The Company’s net loss was $1,408,912 for the nine months ended March 31, 2015 compared to a loss of $6,176,063 for the nine months ended March 31, 2014, an improvement of 4.8 million or 77%.

Three Month Period ended March 31, 2015

Revenues

For the three months ended March 31, 2015, we reported revenues of $225,899 as compared to revenues of $176,483 for the three months ended March 31, 2014, an increase of 28%.  The increase is primarily attributable to an increase in broadband revenue offset by a decrease in data center revenue.

Cost of Sales

Our cost of sales consists primarily of the costs of providing wireless and fiber bandwidth and colocation services.  For the three months ended March 31, 2015 cost of sales was $140,087 or approximately 62% of revenues, compared to $75,357, or approximately 43% of revenues, for the three months ended March 31, 2014. The increase in costs of sales as a percentage of revenue and the corresponding decrease in our gross profit margin for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was due to an increase in broadband costs.  We anticipate that our gross profit margins will remain between 40% and 45% through the balance of fiscal 2015.

Total Operating Expenses

Our total operating expenses increased approximately 151% to $404,754 for the three months ended March 31, 2015 as compared to $161,054 for the three months ended March 31, 2014. These changes include:

●	Sales and marketing. For the three months ended March 31, 2015, sales and marketing costs were $39,794 as compared to $39,662 for the three months ended March 31, 2014.

●
Depreciation expense. For the three months ended March 31, 2015, depreciation expense in operating expenses amounted to $83,438 as compared to $180,493 for the three months ended March 31, 2014.  The decrease was primarily due to the shift in focus of the Company.

●
Research and development. For the three months ended March 31, 2015 research and development costs were $73,002 as compared to $86,713 for the three months ended March 31, 2014, a decrease of $13,711 or approximately 16%.  The decrease was due to a decrease in research and development related headcount and other employee costs versus the three months ended March 31, 2014.

●
General and administrative expense. For the three months ended March 31, 2015, general and administrative expenses were $208,520 as compared to $(145,814) for the three months ended March 31, 2014, an increase of approximately 243%.  For the three months ended March 31, 2015 and 2014 general and administrative expenses consisted of the following:

	Three Months Ended March 31,
	2015	2014
Occupancy	$38,425	$47,675
Consulting	34,965	25,012
Employee compensation	64,904	(335,699)
Professional fees	31,032	42,144
Travel and entertainment	1,798	2,595
Insurance	13,812	8,591
Investor relations	207	26,229
Other	23,377	37,639
	$208,520	$(145,814)

The principal changes between the two periods include:

●
For the three months ended March 31, 2015, occupancy expense decreased approximately 19% from the three months ended March 31, 2014 due to higher utility costs in the three months ended March 31, 2014.

●
For the three months ended March 31, 2015, consulting expense increased approximately 40% due to reduced non-recurring stock-based consulting fees in the three months ended March 31, 2014 offset by increased consulting costs for CFO services in the three months ended March 31, 2015.

●
For the three months ended March 31, 2015, employee compensation which includes related taxes and benefits increased approximately 119% due to the return and cancellation of restricted share compensation in the three months ended March 31, 2014, which was expensed in fiscal year 2012.  Excluding that adjustment compensation expense during the three months ended March 31, 2014 totaled $168,301 which is greater than the three months ended March 31, 2015 due to reduced headcount.

●
For the three months ended March 31, 2015, professional fees decreased approximately 26% due to lower audit fees as a result of the change in year-end and the timing of the year-end audit offset by an increase in legal fees incurred in the normal course of business as compared to the three months ended March 31, 2014.

●
For the three months ended March 31, 2015, insurance expense increased approximately 61% from the three months ended March 31, 2014 due to higher premiums paid for general business and directors and officer’s insurance.

●	For the three months ended March 31, 2015, investor relations decreased approximately 99% from the three months ended March 31, 2014 due to lower general investor relations activity.

●	For the three months ended March 31, 2015, other expense decreased approximately 38% from the three months ended March 31, 2014 primarily due to cost control measures.

We anticipate that general and administrative expenses will continue to remain flat during the balance of Fiscal 2015.

LOSS FROM OPERATIONS

The Company reported a loss from operations of $318,942 for the three months ended March 31, 2015 as compared to a loss from operations of $59,928 for the three months ended March 31, 2014, an increase of $259K or approximately 432%.

OTHER INCOME (EXPENSES)

Gain (loss) from change of fair value of derivative liability.  For the three months ended March 31, 2015 we had a loss on the change of fair value of derivative liability of $190,536 as compared to a gain on the change of fair value of derivative liability of $105,065 for the three months ended March 31, 2014.  This represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding variably-priced warrants and convertible notes.  The variance is primarily attributable to the change in the Company’s stock price and the issuance of new convertible notes.

Interest Expense.  For the three month period ended March 31, 2015, interest expense decreased approximately 21% compared to the three month period ended March 31, 2014.  The decrease in interest expense is primarily due to higher amortization of deferred financing costs and loan discounts in the three month period ended March 31, 2014, offset by an increase in related party borrowings in the three month period ended March 31, 2015.

NET LOSS

The Company’s net loss was $711,337 for the three months ended March 31, 2015 compared to a loss of $271,055 for the three months ended March 31, 2014, an increase of $440K million or 162%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

In summary, our cash flows are as follows:
	March 31,
	2015	2014

Net cash used in operating activities	$(690,103)	$(1,500,887)

Net cash used in investing activities	(10,947)	(23,319)

Net cash provided by financing activities	646,898	1,449,849

Net decrease in cash	$(54,152)	$(74,357)

Net cash used by operating activities was $690,103 for the nine months ended March 31, 2015 as compared to net cash used by operating activities of $1,500,887 for the nine months ended March 31, 2014, a decrease of $811K.  For the nine month period ended March 31, 2015, our cash used in operations of $690,103 consisted of a net loss of $1,049,642 offset by non-cash items totaling $144,051 including items such as depreciation of $356,150, amortization of debt discount of $69,566, change in value of derivative liability of $366,880, amortization of deferred finance costs of $42,475 and other non-cash items of $42,740.  Additionally, during the nine month period ended March 31, 2015, we had a decrease in operating assets and an increase in operating liabilities totaling $215,488.  For the nine months ended March 31, 2014, our cash used in operations of $1.5 million consisted of a net loss of $6.2 million offset by non-cash items totaling $4.6 million including a decrease in derivative liability of $176,564, offset by changes in assets and liabilities of $56,788.  During the nine months ended March 31, 2014, we experienced a decrease in accounts receivable of $7,390 and a decrease in accounts payable and accrued liabilities during the period of $72,679.

Net cash used in investing activities for the nine months ended March 31, 2015 was $10,947 as compared to net cash used in investing activities for the nine months ended March 31, 2014 of $23,319 for property and equipment purchases.

Net cash provided by financing activities for the nine months ended March 31, 2015 was $646,898 as compared to net cash provided by financing activities of $1.4 million for the nine months ended March 31, 2014. For the nine months ended March 31, 2015, net cash provided by financing activities related to proceeds from a related party note of $972,921, proceeds from convertible notes of $86,500 offset by repayments on notes payable of $412,523.  For the nine months ended March 31, 2014, net cash provided by financing activities related to proceeds from convertible notes of $481,092 and proceeds from the exercise of common stock options of $782,483, proceeds from the sale of restricted stock of $70,000, proceeds from a note payable with related parties of $75,000 and proceeds from the exercise of warrants of $53,480, offset by repayments on notes payable of $12,206.

At March 31, 2015 we had a working capital deficit of $4.1 million and an accumulated deficit of $53.9 million.  The report from our independent registered public accounting firm on our audited financial statements for the nine month transition period ended June 30, 2014 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. Our sales were not sufficient to pay our operating expenses. We reported a net loss of $1,049,642 for the nine months ended March 31, 2015. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At March 31, 2015 we had cash on hand of $2,675.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

At March 31, 2015 the Company is the subject of, or party to, six known, pending or threatened, legal actions. Following is a discussion of each:

1.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on May 28, 2010 in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff obtained a judgment for $16,322 plus interest and costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $19,000 as of March 31, 2015.

2.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on September 15, 2010 in the General District Court of Fairfax County, Virginia.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The plaintiff obtained a Consent Judgment for $12,900 in compensatory damages plus $58 in costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $18,500 as of March 31, 2015.

3.
The Company was named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) on August 10, 2012 in the General District Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay for delivery of services provided by plaintiff.  The plaintiff was granted a judgment by consent in the amount of $12,920.  The Company is seeking an out-of-court settlement.    There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $13,600 as of March 31, 2015.

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff is seeking $17,250 plus attorney’s fees, interest and cots.  The Company is vigorously contesting this case.  There have been no updates on the status of this case since June 30, 2014.  The Company has accrued $20,500 as of March 31, 2015.

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

Item 3.              Defaults Upon Senior Securities.

None

Item 4.              Mine Safety Disclosures.

Not applicable to our operations.

Item 5.              Other Information.

None

Item 6.              Exhibits.

Exhibit Number	Description

10.1	Nine Month Convertible Promissory Note with Vis Vires Group, Inc. dated May 1, 2015*

10.2	Securities Purchase Agreement with Vis Vires Group, Inc. dated May 1, 2015*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFIEDONLINE, INC.

May 11, 2015	By:	/s/ Robert M. Howe III
Robert M. Howe III
Chairman of the Board and CEO, principal executive officer

May 11, 2015	By:	/s/ Ellen Sondee
Ellen Sondee
Chief Financial Officer, principal financial and accounting officer