Form 10-K
period 2015-06-30
UnifiedOnline, Inc.
filed 2015-10-13
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015
OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27865

UNIFIEDONLINE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2640971
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4126 Leonard Drive, Fairfax, VA	22030
(Address of principal executive offices)	(Zip Code

Registrant’s telephone number, including area code:  816-979-1893

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act  Yes ☐ No ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on December 31, 2014 was $345,849.

The number of common shares issued and outstanding as of September 30, 2015 was 912,897,537 shares.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms the “Company”, “UOIP”, "we", "our", and "us" refers to UnifiedOnline, Inc., a Delaware corporation, and our subsidiaries. When used in this report, “fiscal year 2014” or “Fiscal 2014” means the nine month transition period ended June 30, 2014, “fiscal year 2015” or “Fiscal 2015” means the twelve months ended June 30, 2015 and “fiscal year 2016” or “Fiscal 2016” means the twelve months ended June 30, 2016.

PART I

ITEM 1. BUSINESS.

BUSINESS OF UNIFIEDONLINE, INC.

OVERVIEW

With our acquisition of Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC”) in October 2013, UnifiedOnline, Inc. provides wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.  In addition, through our IceWEB Storage Corporation subsidiary we can deliver on-line cloud computing application services, other managed services such as Disaster Recovery, Archive Storage, Redundant File Storage, Redundant Broadband Services and Business Continuity Services.

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

Our customer base includes enterprise companies, and small to medium sized businesses (“SMB”).

UnifiedOnline, Inc. unified data storage line of products

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

Customers

Our products have been sold to customers in the U.S across a broad range of industries, including GIS, oil and gas, state, local and federal government, hospitality, professional services, manufacturing, food services, distribution and healthcare. We believe that our customers have a high level of satisfaction with our products and services.

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

Our Recent History

On October 1, 2013 we acquired 100% of the outstanding stock of Computers and Tele-Comm., Inc., a Missouri corporation (“CTCI”), and its wholly owned subsidiary, KC NAP, LLC (“KC NAP”) in exchange for 23,921 shares of common stock.  Concurrently, and as part of the share exchange agreement, the Company issued shares to retire an outstanding debt owing by CTCI to Streamside Partners, LLC, which totaled $155,000, and other debts of CTCI totaling $267,823, in exchange for 33,714 shares of our $0.001 par value common stock (such transactions taken together are sometimes referred to herein as the “Share Exchange”).  As a result of the Share Exchange, we are now the holding company of CTCI and we now operate a company in the business of operating data centers and providing Information Technology (“IT”) services.  The acquisition was accounted for using the purchase method of accounting.

EMPLOYEES

At September 30, 2015 we had 6 full-time employees, including our executive officer.  None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

We had an accumulated deficit of approximately $54.7 million at June 30, 2015. For the year ended June 30, 2015 we had a net loss of approximately $1.9 million and for the nine months ended June 30, 2014, we had a net loss of approximately $4.9 million.  In the year ended June 30, 2015, cash used in operations was approximately $811K.  The report of our independent registered public accounting firm on our consolidated financial statements for the year ended June 30, 2015 contains a qualification expressing substantial doubt as to our ability to continue as a going concern as a result of net losses and cash used in operations. We cannot assure prospective investors that sales will increase in future periods, nor can we assure prospective investors that they will not further decrease. We expect to potentially make significant expenditures related to the development of the business, potentially including hiring additional personnel relating to sales and marketing, customer service and support and technology development. As a result of these increased expenditures, we will be required to generate and sustain increased revenue to achieve profitability. As long as cash flow from operations remains insufficient to fund operations, we will continue depleting cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, prospective investors could lose all of their investment in our company.

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

Historically, our operations have been financed primarily through the issuance of equity and short-term loans. Capital is typically needed not only to fund ongoing operations and to pay existing obligations, but capital is also necessary if we wish to acquire additional assets or companies and for the effective integration, operation and expansion of these businesses. Future capital requirements, however, depend on a number of factors, including the ability to internally grow revenues, manage the business and control expenses. At June 30, 2015, we had a working capital deficit of $4.4 million as compared to a working capital deficit of $3.1 million at June 30, 2014. We may need to raise additional capital to fund ongoing operations, pay existing obligations and fund future growth. There are no assurances that additional working capital will be available in the future upon terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs, make additional acquisitions, grow the company, and continue our existing business and operations may be in jeopardy. In this event, prospective investors could lose all of their investment in our company.

MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE ACQUISITIONS AND TO MANAGE GROWTH AND UOIP MAY BE UNABLE TO FULLY REALIZE ANY ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

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

WE HAVE BEEN ENGAGED IN VARIOUS LEGAL DISPUTES WHICH COULD IMPACT OUR COMPANY AND OUR SUPPLIER RELATIONSHIPS.

We are currently engaged in four legal proceedings. These legal proceedings relate to non-payment of vendors. Claims relating to these proceedings currently total approximately between $40,000 and $55,000. These and/or the remaining and/or future potential legal proceedings could impact our financial position and/or our relationships with customers, vendors, suppliers, distributors and/or other parties.

RISKS RELATING TO UNIFIEDNLINE, INC.’S COMMON STOCK

THE EXERCISE OF WARRANTS AND OPTIONS AND THE CONVERSION OF SHARES OF OUR SERIES B CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At June 30, 2015 we had outstanding:

●	912,466,204 shares of our common stock,
●	626,667 shares of Series B Convertible Preferred Stock owned by the estate of our former Chief Executive Officer which is convertible into 1,567 shares of our common stock,
●	Common stock purchase warrants to purchase a total of 64,436,748 shares of our common stock with exercise prices ranging from $0.024 to $60.00 per share
●
Stock options granted under our 2012 Equity Compensation Plan and our 2013 Equity Compensation Plan which are exercisable into 7,232 shares of our common stock with a weighted average exercise price of $33.53 per share.

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

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Act and rules subsequently implemented by the Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to continue to increase compliance costs in 2016 and beyond and to make certain activities more time consuming and costly than if we were not a public company. As a public company, we also expect that these rules and regulations may make it more difficult and expensive to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

If it becomes necessary for us to issue additional shares of common stock in the future at prices below the prices that trigger the anti-dilution protections in connection with previous private offerings, we will be required to issue such additional shares and lower the warrant exercise price of the existing warrants, in order to account for the dilutive impact of such future issuances. The anti-dilutive protections are known as “full-ratchet” protections, meaning that the additional shares of common stock to be issued, and the new exercise price of the warrants, will match the lowest price at which we issue additional shares of common stock in the future. These additional shares of common stock, and warrants to purchase additional shares of common stock, if exercised, could result in substantial future dilution to the holders of our common stock. We currently have warrants outstanding to purchase 64,314,335 shares of common stock which contain “full-ratchet” protections.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

 Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES.

We lease office space in Kansas City Missouri at two locations totaling 6,875 square feet.  These operating leases are standard commercial leases. We believe these facilities are suitable and adequate for our present purposes.

ITEM 3. LEGAL PROCEEDINGS.

At June 30, 2015 the Company is the subject of, or party to, four known, pending or threatened, legal actions. Following is a discussion of each:

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

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff is seeking $20,159 plus attorney’s fees, interest and cots.  The Company is seeking an out-of-court settlement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTCBB under the symbol UOIP. The reported high and low closing prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Nine months ended June 30, 2014
First quarter ended December 31, 2013	$12.4000	$3.6400
Second quarter ended March 31, 2014	$8.0000	$1.6400
Third quarter ended June 30, 2014	$2.9600	$0.4000

Fiscal 2015
First quarter ended September 30, 2014	$0.5600	$0.0400
Second quarter ended December 31, 2014	$0.2400	$0.0004
Third quarter ended March 31, 2015	$0.0450	$0.0101
Fourth quarter ended June 30, 2015	$0.0280	$0.0130

As of October 7, 2015 the last sale price of our common shares as reported on the OTC Bulletin Board was $0.008 per share. As of September 16, 2015 there were approximately 5,900 record owners of our common stock.

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

Recent Sales of Unregistered Securities

Year Ended June 30, 2015 Transactions:

In July, 2014, the Company issued 243,750 shares of common stock, at the original conversion terms, at a per share price ranging from $0.240 to $0.096 valued at $35,250 as a partial conversion of principal and interest due under a convertible note.

In July, 2014, the Company issued 132,396 shares of common stock, at the original conversion terms, at a per share price of $0.096 valued at $12,710 as a partial conversion of principal and interest due under a convertible note.

In July, 2014, the Company issued 357,182 shares of common stock, at the original conversion terms, at a per share price ranging from $0.192 to $0.0096 valued at $48,400 as a partial conversion of principal and interest due under a convertible note.

In August, 2014, the Company issued 119,614 shares of common stock, at the original conversion terms, at a per share price of $0.072 valued at $8,612, in full satisfaction of $62,222 of principal and interest due under a convertible note.

In August, 2014, the Company issued 867,827 shares of common stock, at the original conversion terms, at a per share price ranging from $0.072 to $0.040 valued at $42,410 in full satisfaction of principal and interest due under a convertible note.

In August, 2014, the Company issued 942,008 shares of common stock, at the original conversion terms, at a per share price ranging from $0.072 to $0.024 valued at $38,714 as a partial conversion of principal and interest due under a convertible note.

In September, 2014, the Company issued 1,327,239 shares of common stock, at the original conversion terms, at a per share price ranging from $0.032 to $0.024 valued at $33,360 as a partial conversion of principal and interest due under a convertible note.

In September, 2014, the Company issued 942,961 shares of common stock, at the original conversion terms, at a per share price of $0.024 valued at $22,631 in full satisfaction of principal and interest due under a convertible note.

In September, 2014, the Company issued 1,649,708 shares of common stock, at the original conversion terms, at a per share price of $0.024 valued at $39,593 as a partial conversion of principal and interest due under a convertible note.

In October, 2014, the Company issued 320,601 shares of common stock, at the original conversion terms, at a per share price of $0.024 valued at $7,694 in full satisfaction of principal and interest due under a convertible note.

In January, 2015, the Company issued 903,825,954 shares of common stock, at the original conversion terms, to the holder of the Company’s Series AA convertible preferred stock upon conversion of 400,000 shares of Series AA convertible preferred stock.

In June, 2015, the Company retired 5,976 shares of common stock held in escrow at time of CTC acquisition.

All stock based transactions listed above were valued at fair market value (quoted market prices) or the contractual rate which approximates fair market value, as applicable.

Transactions after June 30, 2015:

In July, 2015, the Company issued 431,333 shares of common stock, at the original conversion terms, at a per share price of $0.0075 valued at $3,235 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. It should be read in conjunction with the accompanying consolidated financial statements and notes.  MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
●	Results of Operations. An analysis of our financial results comparing Fiscal 2015 to the nine month transition period ended June 30, 2014.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
●	Off Balance-Sheet Arrangements.
●	Recent Accounting Pronouncements.

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

OVERVIEW

UOIP is a provider of high performance network services (wireless, wireline and fiber), ISP services, private networking services, datacenter services and storage solutions.  Our wireless point-to-point network and private fiber ring provide customers with a unique capability for not only high speed business to business networking, but also redundant backup circuitry for disaster preparedness purposes.  Our datacenter provides highly secure, power-dense rack and cross-connect capabilities to business customers seeking co-location, disaster recovery, managed services and business continuity capability.  The efficiency of our location and our solar assisted power generation enables our low cost of operations.

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

Through our acquisition of Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC”) in October 2013, UOIP now provides these wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to highly efficient Internet routes provides customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.

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

Our customer base includes enterprise companies, and small to medium sized businesses in hospitality, healthcare, retail and other market spaces (“SMB”).

We anticipate revenues for Fiscal 2016 will increase as a result of organic growth, the introduction of new products and services, such as additional cloud services offerings through alliances and strategic partnerships with other ISPs and wireless providers, and other products sold through our resellers and OEM partners. There are no assurances, however, that our revenues will return to historic levels.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2015 AS COMPARED TO THE NINE MONTH TRANSITION PERIOD ENDED JUNE 30, 2014

The following table provides an overview of certain key factors of our results of operations for the year ended June 30, 2015 as compared to the nine month transition period ended June 30, 2014:

	Year Ended	Nine Months Ended
	June 30,		$	%
	2015	2014	Change	Change
Net Revenues	$924,472	$722,784	$201,688	27.9%
Cost of sales	797,980	860,981	(63,001)	(7.3%)
Operating Expenses
Sales and marketing	160,897	114,271	46,626	40.8%
Depreciation	136,052	133,420	2,632	2.0%
Technical	335,426	292,750	42,676	14.6%
General and administrative	919,277	987,979	(68,702)	(7.0%)
Total Operating Expenses	1,551,652	1,528,420	23,232	1.5%
Loss from operations	(1,425,160)	(1,666,617)	241,457	(14.5%)
Total other expense	(455,507)	(3,227,661)	2,772,154	(85.9%)
Net loss	$(1,880,667)	$(4,894,278)	$3,013,611	(61.6%)

Other Key Indicators:

	Year Ended	Nine Months Ended
	June 30,
	2015	2014
Cost of sales as a percentage of revenue	86.3%	119.1%
Gross profit margin	13.7%	(19.1%)
Sales and marketing expense as a percentage of sales	17.4%	15.8%
General and administrative expenses as a percentage of sales	99.4%	136.7%
Total operating expenses as a percentage of sales	167.8%	211.5%

Revenues

The increase in sales is primarily due to a nine month period compared to a twelve month period.  Prorated, sales are slightly down due to non-recurring Fiscal 2014 installation revenue.

Cost of Sales and Gross Profit

Our cost of sales consists primarily of the costs of providing wireless and fiber bandwidth and colocation services.  For the year ended June 30, 2015 cost of sales were $798K or approximately 86% of revenues compared to $861K or approximately 119% of revenues for the nine months ended June 30, 2014.  Of this amount, $272K and $417K related to depreciation expense for the year ended June 30, 2015 and the nine months ended June 30, 2014, respectively.  The decrease in costs of sales as a percentage of revenue and the corresponding increase in gross profit margin was due to the change in focus of the business.  We anticipate that gross profit margin will remain between 10% and 20% during Fiscal 2016.

Total Operating Expenses

Our total operating expenses increased approximately 1% for the year ended June 30, 2015 as compared to the nine month period ended June 30, 2014. Prorated the decrease in operating expenses for the year ended June 30, 2015 as compared to the prorated twelve month period ended June 30, 2014 is 24%.  The changes include:

●
Sales and Marketing expense. Sales and marketing expense includes salaries, commission, telephone and travel and entertainment expenses for sales personnel. For the year ended June 30, 2015, sales and marketing expense increased approximately 41% from the nine month period ended June 30, 2014.  The increase was due primarily to the three extra months offset by the issuance of stock based compensation in 2014 in connection with the purchase of CTC.

●	Depreciation expense. For the year ended June 30, 2015, depreciation expense was $136,052 compared to $133,420 for the nine month period ended June 30, 2014.

●
Technical expense. For the year ended June 30, 2015, technical expenses increased approximately 15% from the nine months period ended June 30, 2014 due primarily to the three extra months offset by lower headcount as a result of a shift in the business focus due to the acquisition of CTC in October, 2013.  Prorated, technical expense decreased approximately 14% due to a decrease in headcount.

●
General and administrative expense.  For the year ended June 30, 2015, general and administrative expenses decreased approximately 7% from the nine months ended June 30, 2014. For the year ended June 30, 2015 and the nine months ended June 30, 2014, general and administrative expenses consisted of the following:

	Year Ended	Nine Months Ended
	June 30,
	2015	2014
Occupancy	$162,266	$135,623
Consulting	154,192	187,473
Employee compensation	264,090	119,886
Professional fees	130,206	139,163
Travel and entertainment	20,987	34,692
Insurance	62,225	42,353
Investor relations	2,350	132,844
Other	122,961	195,945
	$919,277	$987,979

The principal changes between the two periods include:

●
For the year ended June 30, 2015, occupancy expense increased approximately 20% from the nine months ended June 30, 2014 due to the nine month period compared to the twelve month period.  On an annualized basis, occupancy expense decreased approximately 14% due to a decrease in utility expense.

●
For the year ended June 30, 2015, consulting expense decreased approximately 18% due to a reduced use of consultants for business development efforts as well as reduced non-recurring stock-based consulting fees related to merger and acquisition activity in the nine months ended June 30, 2014.

●
For the year ended June 30, 2015, employee compensation which includes related taxes and benefits increased approximately $144K primarily due to the return and cancellation of restricted share compensation in the nine month period ended June 30, 2014.  Excluding that adjustment, compensation expense during the year ended June 30, 2015 decreased approximately 48% from the nine month period ended June 30 2014 due to reduced headcount and lower stock-based compensation expense.

●
For the year ended June 30, 2015, professional fees decreased approximately 6% due to lower litigation and legal fees incurred in the normal course of business as compared to the nine months ended June 30, 2014.

●
For the year ended June 30, 2015, insurance expense increased approximately 47% from the nine month period ended June 30, 2014 due to three additional months and higher premiums paid for directors and officer’s insurance.

●	For the year ended June 30, 2015, investor relations decreased approximately 98% as compared to the nine months ended June 30, 2014 due to substantially lower general investor relations activity.

●
For the year ended June 30, 2015, other expense decreased approximately 37% from the nine month period ended June 30, 2014 primarily due to a decrease in bad debt expense and other cost control measures.

Loss from Operations

We reported a loss from operations of $1.4 million for the year ended June 30, 2015 as compared to a loss from operations of $1.7 million for the nine month period ended June 30, 2014.

Total Other Income (Expenses)

Gain (loss) from change of fair value of derivative liability.  For the year ended June 30, 2015 we had a gain on the change of fair value of derivative liability of $195,693 as compared to a loss on the change of fair value of derivative liability of $61,221 in the nine month period ended June 30, 2014.  This represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding variably-priced convertible debt and warrants.  The variance is primarily attributable to the change in the Company’s stock price, conversion of notes and due to new convertible note liabilities in Fiscal 2015.

Derivative expense.  For the year ended June 30, 2015 we had a derivative expense of $184,813 as compared to a derivative expense of $35,102 for the nine months ended June 30, 2014.  The increase is attributable to the volatility in the stock price.

Loss on extinguishment of debt. For the nine month period ended June 30, 2014 we had a loss on extinguishment of debt of $265,311 related to the sale and assignment of the Agility Master Lease and Equipment Schedule to a third party, UO! IP of NC, LLC.  UO! IP of NC, LLC is a related party to the holder of the Series AA Preferred Stock, Unified Online! LLC.   We did not incur a similar expense in Fiscal 2015.

Impairment of Goodwill.  For the nine months ended June 30, 2014, we incurred a loss on the impairment of intangible assets of $2.1 million which related to the acquisition of CTC in October 2013.  We did not incur a similar expense in Fiscal 2015.

Interest Expense.  For the year ended June 30, 2015, interest expense decreased approximately 39% compared to the nine month period ended June 30, 2014.  The decrease in interest expense is primarily attributable to higher loan fee amortization and debt discount amortization on convertible notes in the nine month period ended June 30, 2014.

Net Loss

Our net loss was $1.9 million for the year ended June 30, 2015 compared to $4.9 million for the nine month period ended June 30, 2014, an improvement of $3.6 million or approximately 65%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

In summary, our cash flows are as follows:

	Year Ended	Nine Months Ended
	June 30,
	2015	2014

Net cash used in operating activities	$(811,118)	$(1,286,842)

Net cash used in investing activities	(12,477)	(18,226)

Net cash provided by financing activities	788,513	1,352,243

Net increase (decrease) in cash	$(35,082)	$47,175

At June 30, 2015, we had a working capital deficit of $4.4 million compared to a working capital deficit of $3.1 million at June 30, 2014, an increase in the deficit of $1.3 million. The increase in the deficit is primarily attributable to the increase in capital lease payable of $226K due to the classification between short-term and long-term driven by the increased payment amounts in Fiscal 2016 as compared to Fiscal 2015, an increase in our notes payable of $490K due to new notes payable in Fiscal 2015, an increase in our related-party notes payable of $549K, the decrease in derivative liability of $341K, a non-cash liability and an increase in accounts payable and accrued liabilities of $203K.

Net cash used in operating activities was $811,118 for the year ended June 30, 2015 as compared to net cash used in operating activities of $1,286,842 for the nine months ended June 30, 2014, a decrease of $684,276.  For the year ended June 30, 2015, our cash used in operations of $811K consisted of a net loss of $1.9 million offset by non-cash items totaling $1.1 million including items such as depreciation of $408K, amortization of debt discount of $196K and other non-cash items of $95K.  Additionally, during the year ended June 30, 2015, we had a decrease in operating liabilities combined with an increase in operating assets which increased our net loss.

For the nine month period ended June 30, 2014, our cash used in operating activities of $1.3 million consisted of a net loss of $4.9 million offset by non-cash items totaling $3.6 million including items such as depreciation of $551K, goodwill impairment of $2.1 million, loss on extinguishment of debt of $265K, amortization of debt discount of $478K and other non-cash items of $75K.  Additionally, during the nine month period ended June 30, 2014, we had a decrease in operating liabilities offset by a decrease in operating assets which increased our net loss.

Net cash used in investing activities for the year ended June 30, 2015 was $12K as compared to net cash used in investing activities for the nine month period ended June 30, 2014 of $18K for property and equipment purchases.

Net cash provided by financing activities for the year ended June 30, 2015 was $788,513 as compared to $1,352,243 for the nine months ended June 30, 2014, a decrease of $564K. In the year ended June 30, 2015, proceeds from the sale of convertible notes of $150K, proceeds from notes payable from a related party of $999K and proceeds from a note payable of $50K, offset by payments on notes payable of $411K.

In the nine months ended June 30, 2014, we received proceeds from the issuance of preferred stock of $116K, proceeds from the sale of convertible notes of $428K, proceeds from notes payable from a related party of $665K and proceeds from the exercise of common stock options of $271K, offset by payments on notes payable of $127K.

At June 30, 2015 we had an accumulated deficit of $54.7 million and the report from our independent registered public accounting firm on our consolidated audited financial statements at June 30, 2015 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. In spite of our sales, there is no assurance that we will be able to maintain or increase our sales in Fiscal 2016 or that we will report net income in any future periods.

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

Between November 9, 2012 and July 11, 2013, IWEB Growth Fund lent us an aggregate of $186,000 under the terms of 9 separate Confession of Judgment Promissory Notes. These notes, which are identical in their terms other than the dates and principal amounts, are for a one year term and bear interest at 12% per annum payable at maturity. Embodied in each of the notes is a confession of judgment which means that should we default upon the payment of the note, we have agreed to permit IWEB Growth Fund to enter a judgment against us in the appropriate court in Virginia before filing suit against us for collection of the amounts. Pursuant to the terms of the Loan Agreement, we paid IWEB Growth Fund’s expenses of $1,500 for the preparation of the Loan Agreement and related documents. We used the net proceeds from these initial loans for general working capital.  We are currently in default on these loans.

On April 23, 2014, we entered into a Subscription Agreement with UnifiedOnline! LLC (the “Subscriber”), a Delaware limited liability company, pursuant to which the Subscriber purchased 400,000 shares of Series AA Preferred Stock which were converted on January 5, 2015 to 903,825,954 shares of common stock. In consideration for the Shares, Subscriber paid $116,087 to various vendors and obtained the agreement of a certain related party lessor to temporarily forbear exercising non-payment default remedies.  Since entering into the Subscription Agreement, the Subscriber has advanced $664,578 bearing interest at 10% per annum to fund general working capital.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At June 30, 2015 we had cash on hand of $21,745.

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

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2015 we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
UnifiedOnline, Inc.

We have audited the accompanying consolidated balance sheets of UnifiedOnline, Inc. and Subsidiaries as of June 30, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended June 30, 2015 and the nine months ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UnifiedOnline, Inc. and Subsidiaries, as of June 30, 2015 and 2014 and the consolidated results of their operations, comprehensive loss and their cash flows for the year ended June 30, 2015 and the nine months ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses of $1,880,667 and $4,894,278, for the year ended June 30, 2015 and for the nine months ended June 30, 2014 and net cash used in operations of $811,118 for the year ended June 30, 2015 and $1,286,842 for the nine months ended June 30, 2014. Additionally, the Company is currently in default on the loans to IWEB Growth Fund and there is no guarantee that IWEB Growth Fund will not enter a judgment against the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida
October 9, 2015

UNIFIEDONLINE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	June 30,
	2015	2014
Assets
Current Assets:
Cash	$21,745	$56,827
Accounts receivable, net	19,945	84,091
Inventory	-	19,069
Prepaid expenses	66,543	136,927
Marketable securities	2	3
Other current assets	10,208	51,708
Total Current Assets	118,443	348,625

Property and equipment, net of accumulated depreciation of $1,140,249 and $939,408 respectively	51,462	451,843
Deposits	5,923	5,923
Other assets	1,545	1,545
Total Assets	$177,373	$807,936

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$1,043,088	$840,009
Notes payable, current portion	962,810	472,017
Capital lease payable, current portion	886,356	660,458
Note payable, related party	1,029,005	479,578
Deferred revenue	85,407	74,824
Convertible notes payable, net of discount	115,632	197,645
Derivative liability - warrants	83,766	302,065
Derivative liability - embedded conversion option	346,734	469,632
Total Current Liabilities	4,552,798	3,496,228

Capital lease payable, long term portion	517,686	1,143,501
Total Liabilities	5,070,484	4,639,729

Commitments and Contingencies (Note 14)

Stockholders' Deficit:
Series B convertible preferred stock ($.001 par value; 10,000,000 shares authorized; 626,667 shares issued and outstanding)	626	626
Series AA convertible preferred stock ($.001 par value; 10,000,000 shares authorized; 0 and 400,000 shares issued and outstanding, respectively)	-	400
Common stock ($.001 par value; 6,000,000,000 shares authorized; 912,466,204 and 1,742,940 shares issued and outstanding, respectively)	912,466	1,743
Additional paid in capital	48,984,686	49,075,659
Accumulated deficit	(54,696,891)	(52,816,224)
Accumulated other comprehensive loss	(80,998)	(80,997)
Treasury stock, at cost, (406 shares)	(13,000)	(13,000)
Total Stockholders' Deficit	(4,893,111)	(3,831,793)
Total Liabilities and Stockholders' Deficit	$177,373	$807,936

See accompanying notes to consolidated financial statements

UNIFIEDONLINE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended	Nine Months Ended
	June 30,
	2015	2014

Sales	$924,472	$722,784

Cost of sales	797,980	860,981
Gross profit (loss)	126,492	(138,197)

Operating expenses:
Sales and marketing	160,897	114,271
Depreciation	136,052	133,420
Technical	335,426	292,750
General and administrative	919,277	987,979
Total Operating Expenses	1,551,652	1,528,420

Loss from Operations	(1,425,160)	(1,666,617)

Other income (expenses):
Gain (loss) on sale of assets	8,943	(1,895)
Gain (loss) from change of fair value of derivative liability	195,693	(61,221)
Derivative expense	(184,813)	(35,102)
Loss on extinguishment of debt	-	(265,311)
Impairment of goodwill	-	(2,084,710)
Interest expense	(475,330)	(779,422)
Total other income (expenses)	(455,507)	(3,227,661)

Net loss	$(1,880,667)	$(4,894,278)

Loss per common share basic and diluted	$0.00	$(3.79)

Weighted average common shares outstanding - basic and diluted	443,252,450	1,291,231

See accompanying notes to consolidated financial statements

UNIFIEDONLINE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Year Ended	Nine Months Ended
	June 30,
	2015	2014

Net loss	$(1,880,667)	$(4,894,278)

Other comprehensive loss, net of tax:

Unrealized loss on securities	(1)	(2)

Other comprehensive loss	(1)	(2)

Comprehensive loss	$(1,880,668)	$(4,894,280)

See accompanying notes to consolidated financial statements

UNIFIEDONLINE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Deficit
For the Year Ended June 30, 2015 and the Nine Month Period Ended June 30, 2014

	Series B and Series AA				Accumulated Other	Additional
	Pref Stock		Common Stock		Comprehensive	Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	Share	Amount	Total
Balance at September 30, 2013	626,667	$626	1,028,743	$1,027	$(80,180)	$47,642,898	$(47,921,946)	(406)	$(13,000)	$(370,575)

Common stock issued for exercise of options			62,500	63		271,105				271,168
Common stock issued for services			42,500	43		218,957				219,000
Common stock issued to employees			27,169	27		169,973				170,000
Common stock returned by employees			(40,000)	(40)		(527,960)				(528,000)
Net loss for the nine months							(4,894,278)			(4,894,278)
Shares issued as finance fee			18,513	19		104,481				104,500
Amortization of deferred compensation						194,531				194,531
Common stock issued for acquisition			57,635	58		564,667				564,725
Payment on convertible note			527,666	528		321,338				321,866
Exercise of common stock warrants			18,214	18		(18)				-
Unrealized loss on securities, net					(817)					(817)
Preferred stock	400,000	400				115,687				116,087
Balance at June 30, 2014	1,026,667	$1,026	1,742,940	$1,743	$(80,997)	$49,075,659	$(52,816,224)	(406)	$(13,000)	$(3,831,793)

Net loss for the year							(1,880,667)			(1,880,667)
Amortization of deferred compensation						49,660				49,660
Shares issued for conversion of notes payable			6,903,286	6,903		282,470				289,373
Write-off of derivative liability upon conversion						480,317				480,317
Unrealized loss on securities, net					(1)					(1)
Retirement of shares			(5,976)	(6)		6				-
Conversion of Series AA convertible preferred stock	(400,000)	(400)	903,825,954	903,826		(903,426)				-
Balance at June 30, 2015	626,667	$626	912,466,204	$912,466	$(80,998)	$48,984,686	$(54,696,891)	(406)	$(13,000)	$(4,893,111)

See accompanying notes to consolidated financial statements

UNIFIEDONLINE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended	Nine Months Ended
	June 30,
	2015	2014
Net Loss	$(1,880,667)	$(4,894,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	408,408	550,799
Gain on sale of assets	8,943	1,895
Share-based compensation	-	170,000
Return of restricted shares	-	(528,000)
Amortization of deferred compensation	49,660	194,531
Loss on extinguishment of debt	-	265,311
Impairment of goodwill	-	2,084,710
Change in fair value of derivative liability	(195,693)	61,221
Derivative expense	184,813	35,102
Common stock and options issued for services rendered	-	219,000
Amortization of deferred finance costs	45,650	56,292
Amortization of debt discount	195,670	477,813
Bad debt expense	2,155	18,852
Changes in operating assets and liabilities:
Accounts receivable	61,991	(44,775)
Prepaid expense	63,734	(15,599)
Other	-	107,150
Inventory	19,069	144,099
Accounts payable and accrued liabilities	214,566	(203,397)
Deferred revenue	10,583	12,432
NET CASH USED IN OPERATING ACTIVITIES	(811,118)	(1,286,842)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(12,477)	(18,226)
NET CASH USED IN INVESTING ACTIVITIES	(12,477)	(18,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(410,914)	(127,410)
Proceeds from convertible note payable	150,000	427,820
Proceeds from notes payable	500,000	185,000
Proceeds from notes payable, related party	549,427	479,578
Proceeds from issuance of preferred stock	-	116,087
Proceeds from exercise of common stock options	-	271,168
NET CASH PROVIDED BY FINANCING ACTIVITIES	788,513	1,352,243

NET INCREASE (DECREASE) IN CASH	(35,082)	47,175

CASH - beginning of period	56,827	9,652

CASH - end of period	$21,745	$56,827

Supplemental disclosure of cash flow information:
Cash paid for interest	$52,651	$169,457

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible note into common stock	$289,373	$321,866
Shares issued for acquisition of subsidiary	$-	$564,725
Shares issued for conversion of Series AA convertible preferred stock	$903,826	$0

See accompanying notes to consolidated financial statement

NOTE 1 – NATURE OF BUSINESS

On January 5, 2015, IceWEB, Inc. changed its name to UnifiedOnline, Inc.

UnifiedOnline, Inc. (the “Company”) began trading publicly in April 2002.  During the year ended June 30, 2015 we had three wholly owned operating subsidiaries, Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC) and IceWEB Storage Corporation (formerly known as Inline Corporation).  CTC provides wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.  In addition, through our IceWEB Storage Corporation subsidiary we deliver on-line cloud computing application services, other managed services such as Disaster Recovery, Archive Storage, Redundant File Storage, Redundant Broadband Services and Business Continuity Services.

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

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to 2015 amounts. The reclassifications had no impact on previously reported results of operations or stockholders’ deficit.  The changes were as a result of the reverse stock split which occurred on January 5, 2015, which was retrospectively applied, the reclass of certain depreciation related to assets used for providing service to cost of sales from operating expense, the reclass of a capital lease payable from notes payable to capital lease payable and the reclass of derivative expense from interest expense.

Going Concern

The Company has had losses since inception that raise substantial doubt about our ability to continue as a going concern.  For the year ended June 30, 2015 and the nine months ended June 30, 2014 we incurred a net loss of approximately $1.9 million and $4.9 million, respectively and net cash used in operations of approximately $811K for the year ended June 30, 2015 and approximately $1.2 million for the nine month period ended June 30, 2014.  The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.  Additionally, the Company is currently in default on the loans to IWEB Growth Fund, and there is no guarantee that IWEB Growth Fund will not enter a judgment against the Company.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable allowances, useful lives of property and equipment, valuation of stock-based compensation, derivative liabilities, deferred tax asset valuation allowance and litigation reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

We record accounts receivable at the invoiced amount. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We recorded a bad debt allowance of $4,768 and $45,000 as of June 30, 2015 and 2014, respectively.  The Company performs ongoing evaluations of its accounts receivable to identify specific customers with known disputes or collectability issues.  Bad debt expense amounted to $2,155 and $18,852 for the year ended June 30, 2015 and the nine months ended June 30, 2014, respectively.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt and ratchet provisions in our warrants, are required to be measured at fair value on a recurring basis under FASB ASC 815.  As of June 30, 2015 and 2014 the Company’s derivatives are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 12).

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

Long-lived Assets
In accordance with Accounting Standards Codification (ASC) Topic 360, “Property, Plant, and Equipment”, we review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

Advertising

Advertising costs are expensed as incurred and amounted to approximately $40,000 in the year ended June 30, 2015 and approximately $31,200 in the nine months ended June 30, 2014.

Barter Transactions

Barter activity is accounted for in accordance with ASC 845, “Nonmonetary Transactions”.  Barter revenue relates to the exchange of wireless bandwidth and internet connectivity provided by CTC to business customers in exchange primarily for roof rights for antennae, advertising and other products and services that CTC would otherwise be required to buy for cash.  Barter expenses reflect the expense offset to barter revenue.  The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services are exchanged. For the year ended June 30, 2015, the Company recorded barter revenue of approximately $24,400 and barter expense of approximately $39,800.  For the nine months ended June 30, 2014, the Company recorded barter revenue of approximately $22,500 and barter expense of approximately $31,200.

Prepaid Expenses

Prepaid expenses are comprised primarily of prepaid costs related to the installation of new customers, prepaid advertising costs which are expensed when used and prepaid financing costs which are amortized over the life of the related financing.

Deferred Revenue

Amounts billed in advance of services being provided are recorded to deferred revenue and are recognized in the consolidated statements of operations as services are provided.

Deferred Financing Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements on a straight-line basis, which approximates the effective interest method.  Unamortized amounts are included in prepaid expenses in the accompanying consolidated balance sheets.

Earnings per Share

We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible notes and preferred stock (using the if-converted method).  Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At June 30, 2015, there were options and warrants to purchase 64,443,980 shares of common stock, there was $115,632 of convertible debt outstanding, which, if converted on June 30, 2015 would amount to 26,700,000 shares, and 1,567 shares issuable upon conversion of Series B preferred stock outstanding which could potentially dilute future earnings per share.

Stock-Based Compensation

As more fully described in Note 15, we have three stock option plans that provide for non-qualified options to be issued to directors, officers, employees and consultants (the 2012 Equity Compensation Plan, 2013 Equity Plan and the 2015 Employee Option Plan (the “Plans”).

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2015	June 30, 2014
Equipment	3 years	$1,125,304	$1,324,844
Computer Software	3 years	59,694	59,694
Vehicle	3 years	1,979	1,979
Leasehold Improvements	3 years	4,734	4,734
		1,191,711	1,391,251
Less: Accumulated Depreciation		(1,140,249)	(939,408)

Net, Property and Equipment		$51,462	$451,843

The Company disposed of $212,016 of equipment in the year ended June 30, 2015.  The Company recognized a gain on the disposal of the assets of $8,943 for the year ended June 30, 2015.

Depreciation expense for the year ended June 30, 2015 and the nine months ended June 30, 2014 was $408,408 and $550,799, respectively, of which $272,356 and $417,379 was included in cost of sales for the year ended June 30, 2015 and the nine months ended June 30, 2014, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets totaled $10,208 and $51,708 at June 30, 2015 and 2014, respectively.  The balance at June 30, 2015 and 2014 consisted primarily of prepaid loan fees related to the capitalized lease obligation to Agility Ventures, LLC.

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 23, 2014, we entered into a Subscription Agreement with UnifiedOnline! LLC (the “Subscriber”), a Delaware limited liability company, pursuant to which the Subscriber purchased 400,000 shares of Series AA Preferred Stock which were converted on January 5, 2015 to 903,825,954 shares of common stock becoming a majority shareholder in the Company.  UO! IP of NC, LLC is a related party to Unified Online! LLC. In consideration for the Shares, Subscriber paid $116,087 to various vendors and obtained the agreement of a certain related party lessor to temporarily forbear exercising non-payment default remedies.  Since entering into the Subscription Agreement, the Subscriber has advanced $1.0 million bearing interest at 10% per annum to fund general working capital.  The balance due was $1,029,005 and $479,578 at June 30, 2015 and 2014, respectively, and is reflected as note payable, related party in the balance sheet.

NOTE 6 - NOTES PAYABLE

IWEB Growth Fund, LLC

On November 2, 2012 UnifiedOnline, Inc. entered into a Loan Agreement with IWEB Growth Fund, LLC, a Virginia limited liability company (“IWEB Growth Fund”) established by Messrs. Compton, Bush, Carosi, Pirtle and Stavish and General Soyster, our former independent directors. Under the terms of the Loan Agreement, IWEB Growth Fund agreed to make one or more loans to the Company up to the total principal amount of $1.5 million. The lending of any amounts under the Loan Agreement is conditioned upon the negotiation of notes and related loan documents which contain terms and conditions that are acceptable to the lender to be determined at the time of the loans. We agreed to grant IWEB Growth Fund a security interest in our assets as collateral for these loans.  In the event we should default under the terms of the Loan Agreement, IWEB Growth Fund is entitled to declare all amounts advanced under the various notes immediately due and payable. An event of default includes a breach by us of any covenant, representation or warranty in the Loan Agreement or a default under any note entered into with the lender.

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

On February 27, 2014, Agility Ventures LLC sold and assigned the Master Lease and Equipment Schedule to a third party, UO! IP of NC, LLC (see Note 7).  UO! IP of NC, LLC has advanced the payments made on this lease to the Company at a rate of 10% per annum.  The balance due to UO!IP of NC, LLC was $635,000 and $185,000 at June 30, 2015 and 2014, respectively.

On June 16, 2015, we entered into a loan agreement with Power Up Lending Group, LTD. (“Power Up”) for $50,000 to fund working capital.  The note is for a nine month term, payable at $365 per day, for a total repayment amount of $69,000.  The balance due to Power Up was $48,315 and $0 at June 30, 2015 and 2014, respectively.

As part of the acquisition of CTC (see Note 20), the Company acquired two debt obligations – one with Blue Ridge Bank and one for rent payable on an old building which was converted into a loan.  The balance due to Blue Ridge Bank was $56,996 and $65,308 at June 30, 2015 and 2014, respectively.  The balance due for the rent payable converted into a loan was $37,499 and $35,709 at June 30, 2015 and 2014, respectively.

A summary of our Notes Payable is as follows:

	June 30, 2015	June 30, 2014
IWEB Growth Fund	$185,000	$186,000
UO!IP of NC, LLC	635,000	185,000
Power Up Lending Group, LTD.	48,315	-
Other Notes Payable	94,495	101,017
	$962,810	$472,017

NOTE 7 – CAPITAL LEASE PAYABLE

Agility Ventures, LLC and UO! IP of NC, LLC

On October 1, 2013, in conjunction with the acquisition of CTC (See Note 20), we entered into an equipment lease agreement with Agility Ventures, LLC in the principal amount of $1,678,531 which is secured by all of the assets of the Company. The lease agreement has a term of 36 months and bears interest at 15% per annum.  We also issued Agility Ventures 2,500 shares of the Company’s restricted common stock, and a Series T common stock warrant covering a total of 9,187 shares with a term of two years and a conversion price of $22.00 per share. The Company has the option to purchase the equipment at the end of the term.

On February 27, 2014, Agility Ventures LLC sold and assigned the Master Lease and Equipment Schedule to a third party, UO! IP of NC, LLC.  UO! IP of NC, LLC is a related party to the Company’s majority shareholder, Unified Online! LLC. The agreement changed the interest rate to 3.75% on the outstanding principal balance of the lease at February 27, 2014.  UO! IP of NC, LLC assigned the lease back to UOIP as part of the subscription agreement at the same terms.

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

The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.  Capitalized equipment under lease agreements totaled approximately $1.9 million prior to the CTC acquisition of which $666,782 was recorded at fair value at the time of acquisition (See Note 20).  $16,176 remains net of accumulated depreciation as of June 30, 2015 and $279,981 remains net of accumulated depreciation as of June 30, 2014.  The lease term of each capital equipment lease is 36 months.

Future minimum payments required under capital leases at June 30, 2015 are as follows:

2016	$1,170,000
2017	273,356

Total future payments	1,443,356
Less amount representing interest	39,314

Present value of future minimum payments	1,404,042
Less current portion	886,356

Long-term portion	$517,686

NOTE 8 - INVENTORY

Inventory consisted of the following:

	June 30, 2015	June 30, 2014
Raw Materials	$-	$19,069
Work in Progress	-	-
Finished Goods	-	-
	$-	$19,069

The decrease in inventory is due to a shift in the business’ focus to wireless and fiber broadband service, co-location space and data center operations related to our acquisition of CTC in October 2013.

NOTE 9 - COMMITMENTS

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

As of June 30, 2015, future minimum lease payments under these operating leases are as follows:

For the Year Ending,
June 30,	Amount
2016	63,275
2017	15,385
2018	-
$78,660

Rent expense was approximately $90,100 and $73,700 for the year ended June 30, 2015 and for the nine months ended June 30, 2014, respectively.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2015, tax years ended September 30, 2014, 2013 and 2012, are still potentially subject to audit by the taxing authorities.

Due to recurring losses, the Company’s tax provision for the year ended June 30, 2015 and the nine month period ended June 30, 2014 was $0.

A summary of our deferred tax is as follows:

	June 30,	June 30,
	2015	2014
Tax benefit of net operating loss carry forward	$9,941,000	$9,249,000
Less: valuation allowance	(9,941,000)	(9,249,000)
Net deferred tax assets	$-	$-

The Company’s tax year is the twelve month period ending September 30th.  As of September 30, 2014, the Company had unused net operating loss carry forwards of approximately $24.3 million available to reduce future federal taxable income. As of June 30, 2015, the estimated tax loss had increased to approximately $26.4 million.  Net operating loss carryforwards expire through fiscal years ending 2035. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).  In April 2014, there was an ownership change of more than 50%, which resulted in an IRC Section 382 limitation on the utilization of the Company's tax loss carry forwards.  Accordingly, the full benefit of such loss carryforwards is not likely to be realized.

The valuation allowance at June 30, 2015 was $9,941,000. The increase during the twelve months ended June 30, 2015 was approximately $692,000.

The table below summarizes the differences between our effective tax rate and the statutory federal rate as follows for fiscal 2015 and 2014. The effective tax rate is 34% Federal and 3.6% State after Federal tax benefit:

	2015	2014
Computed "expected" tax benefit	(34.0%)	(34.0%)
State income taxes, net of federal tax benefit	(3.6%)	(3.6%)
Goodwill	0.0%	16.0%
Other permanent differences	(5.3%)	4.6%
Change in valuation allowance	42.9%	17.0%
Effective tax rate	0.0%	0.0%

NOTE 11 – CONVERTIBLE NOTES

As of June 30, 2015 and 2014 the Company had the following convertible notes outstanding:

	June 30, 2015	June 30, 2014
December 2013 $62,222 Convertible Note, 12% interest, due July 2014, with a 10% original issue discount	$-	$43,862	(1)
November 2013 $132,000 Convertible Note, 10% interest, due November 2014, with a 10% original issue discount	-	102,000	(2)
December 2013 $43,821 Convertible Note, 10% interest, due December 2014	-	43,821	(3)
December 2013 $60,000 Convertible Note, 10% interest, due December 2014	60,000	60,000	(4)
January 2014 $53,000 Convertible Note, 8% interest, due October 2014	-	53,000	(5)
February 2014 $32,500 Convertible Note, 8% interest, due November 2014	-	32,500	(6)
January 2015 $53,500 Convertible Note, 8% interest, due October 2015	53,500	-	(7)
February 2015 $33,000 Convertible Note, 8% interest, due November 2015	33,000	-	(8)
April 2015 $30,500 Convertible Note, 12% interest, due April 2017, with a 10% original issue discount	30,500	-	(9)
May 2015 $33,000 Convertible Note, 8% interest, due February 2016	33,000	-	(10)
	210,000	335,183
Less: Debt Discount	(94,368)	(137,538)
	$115,632	$197,645

(1)
The Company borrowed $62,222 in December 2013, due July 2014, with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice, with a floor of $0.001 per share. The Company recorded a debt discount of $62,222 and a derivative liability of $117,798, related to the conversion feature of the note, in December 2013.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the seven month term of the note.  Also, see Note 12.

During July and August 2014, the holder of the Convertible Note exercised their conversion rights and converted $43,862 of the outstanding principal and accrued interest balance.

(2)
The Company borrowed $132,000 in November 2013, due November 2014, with interest at 10%.   The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 15 trading days previous to the conversion, with a floor of $0.001 per share.  The note has an original issue discount of $12,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a derivative liability at inception of $114,000.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the year ended June 30, 2015 total amortization was recorded in the amount of $51,500 resulting in a debt discount of $0 at June 30, 2015.   Interest expense of $45 was recorded during the year ended June 30, 2015.  Also, see Note 12.

During the period July through September 2014, the holder of the Convertible Note exercised their conversion rights and converted $109,745 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement.

(3)
The Company borrowed $43,821 in December 2013, due December 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a debt discount at inception of the note of $43,821.  During the year ended June 30, 2015 total amortization was recorded in the amount of $18,259 resulting in a debt discount of $0 at June 30, 2015.  Interest expense of $910 was recorded during the year ended June 30, 2015. Also, see Note 12.

During September and October 2014, the holder of the Convertible Note exercised their conversion rights and converted $47,286 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement.

(4)
The Company borrowed $60,000 in December 2013, due December 2014, with interest at 10%. This note is currently in default.  The holder of the note intends to convert at some point in the future.  The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a debt discount at inception of the note of $60,000.  During the year ended June 30, 2015 total amortization was recorded in the amount of $25,000 resulting in a debt discount of $0 at June 30, 2015.   Interest expense of $4,200 was recorded during the year ended June 30, 2015.  Also, see Note 12.

(5)
The Company borrowed $53,000 in January 2014, due October 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.  The Company recorded a debt discount and derivative liability at inception of $44,040.  During the year ended June 30, 2015, the Company recorded amortization of debt discount of $24,724 resulting in a debt discount of $0 at June 30, 2015.  Interest expense of $353 was recorded during the year ended June 30, 2015.  Also, see Note 12.

During July and August 2014, the holder of the Convertible Note exercised their conversion rights and converted $55,120 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement, at the contractual terms per the note agreement.

(6)
The Company borrowed $32,500 in February 2014, due November 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% of the average of the lowest three trading prices during the 10 trading days previous to the conversion, with a floor of $0.001 per share.   The Company recorded a debt discount and derivative liability at inception of $32,500. During the year ended June 30, 2015, the Company recorded amortization of debt discount of $18,055 resulting in a debt discount of $0 at June 30, 2015.  Also, see Note 12.

During September 2014, the holder of the Convertible Note exercised their conversion rights and converted $33,360 of the outstanding principal and accrued interest balance, at the contractual terms per the note agreement.

(7)
The Company borrowed $53,500 in January 2015, due October 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 58% of the average of the lowest three trading prices during the 10 trading days previous to the conversion.  The agreement includes a ratchet provision resulting in the recording of a derivative liability.  The Company recorded a derivative liability of $81,133 at inception of the note of which $53,500 was recorded as a debt discount.  During the year ended June 30, 2015, the Company recorded amortization of debt discount of $32,694 resulting in a debt discount of $20,806 at June 30, 2015.  Interest expense of $1,962 was recorded during the year ended June 30, 2015.  Also, see Note 12.

(8)
The Company borrowed $33,000 in February 2015, due November 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 58% of the average of the lowest three trading prices during the 10 trading days previous to the conversion.  The agreement includes a ratchet provision resulting in the recording of a derivative liability.  The Company recorded a derivative liability of $127,624 at inception of the note of which $33,000 was recorded as a debt discount.  During the year ended June 30, 2015, the Company recorded amortization of debt discount of $14,667 resulting in a debt discount of $18,333 at June 30, 2015.  Interest expense of $880 was recorded during the year ended June 30, 2015.  Also, see Note 12.

(9)
The Company borrowed $30,500 in April 2015, due April 2017, with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.03 per share or 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice.  The note has an original issue discount of $3,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $2,500 related to the conversion feature of the note, along with a derivative liability of $50,833 of which $30,500 was recorded as a debt discount in April, 2015.  During the year ended June 30, 2015, the Company recorded amortization of $3,437 resulting in a debt discount of $29,562 at June 30, 2015.  Interest expense of $312 was recorded during the year ended June 30, 2015.  Also, see Note 12.

(10)
The Company borrowed $33,000 in May 2015, due February 2016, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 58% of the average of the lowest three trading prices during the 10 trading days previous to the conversion.  The agreement includes a ratchet provision resulting in the recording of a derivative liability.  The Company recorded a derivative liability of $75,223 at inception of the note of which $33,000 was recorded as a debt discount.  During the year ended June 30, 2015, the Company recorded amortization of debt discount of $7,333 resulting in a debt discount of $25,667 at June 30, 2015.  Interest expense of $440 was recorded during the year ended June 30, 2015.  Also, see Note 12.

NOTE 12 - DERIVATIVE LIABILITIES

Derivative liability - warrants

The Company has warrants issued in connection with its convertible notes payable outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the exercise price of the warrants.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.  The Company accounted for its warrants with price protection in accordance with FASB ASC Topic 815.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at June 30, 2015 using the Black-Scholes model, which approximates a binomial or lattice model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at June 30, 2015 are all currently exercisable with a weighted-average remaining life of 1.25 years.

Derivative liability – convertible notes

From November, 2013 through June 30, 2015 the Company issued convertible notes in the total principal amount of $553,543.  Upon the issuance of these convertible notes and as a consequence of its convertible features, the convertible notes give rise to derivative liabilities.  The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at June 30, 2015 and 2014 using the Black-Scholes model.

The revaluation of the warrants and convertible notes at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of income of approximately $196,000 for the year ended June 30, 2015 and a loss of approximately $61,000 for the nine months ended June 30, 2014 within the Company’s consolidated statements of operations, under the caption “Gain (loss) from change of fair value of derivative liability.  The fair value of the warrants at June 30, 2015 is approximately $84,000 which is reported on the consolidated balance sheet under the caption “Derivative liability - warrants”.  The fair value of the convertible debt at June 30, 2015 is approximately $347,000 which is reported on the consolidated balance sheet under the caption “Derivative liability – embedded conversion option”.

The following summarizes the changes in the value of the derivative warrant liability and the derivative embedded conversion option liability from June 30, 2014 until June 30, 2015:

	Value	No. of Warrants
Balance at June 30, 2014 - Derivative liability - warrants	$302,065	5,846,758
Decrease in fair value of derivative warrant liability	(218,299)
Balance at June 30, 2015 - Derivative liability - warrants	$83,766	64,436,748

	Value
Balance at June 30, 2014 - Derivative liability - embedded conversion option	$469,632
Decrease in derivative liability related to conversion of convertible debt	(480,317)
Increase in derivative liability related to issuance of convertible debt	334,813
Increase in fair value of derivative liability	22,606
Balance at June 30, 2015 - Derivative liability - embedded conversion option	$346,734

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability and convertible debt to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of June 30, 2015.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  The key inputs used in the June 30, 2015 fair value calculations were as follows:

June 30, 2015
Current exercise price	$0.024 - $60
Time to expiration	.25 to 2.0 years
Risk-free interest rate	0.64%
Estimated volatility	1068.84%
Dividend	$-
Stock price on June 30, 2015	$0.01300
Expected forfeiture rate	0% to 90%

NOTE 13 - CONCENTRATION OF CREDIT RISK

Bank Balances

The Company maintains cash in bank deposit accounts which do not exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  At June 30, 2015 all of the Company’s cash balances were fully insured. In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street Consumer Protection Act.  The Company has not experienced any losses in such accounts.

Major Customers

Sales to two customers for the year ended June 30, 2015 represented 17% of total sales and sales to one major customer represented 13% of total sales for the nine months ended June 30, 2014.

	Year Ended	Nine Months Ended
	June 30,
	2015	2014
Customer A	11%	13%
Customer B	6%	0%
All others	83%	87%
	100%	100%

As of June 30, 2015 and 2014, respectively, approximately 61% and 95% of our accounts receivable was due from two customers.

	June 30,	June 30,
	2015	2014
Customer A	44%	68%
Customer B	17%	27%
All others	39%	5%
	100%	100%

NOTE 14 - STOCKHOLDERS’ DEFICIT

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

●
Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B Preferred Stock an amount equal to $0.2727, before any distribution or payment shall be made to the holders of Common Stock and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior in rights or liquidation preference to the Series B Preferred Stock.

●	At June 30, 2015, there were 626,667 shares of Series B Convertible Preferred Stock outstanding.

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

●
the holders of the Series AA Preferred Stock are not entitled to receive any preference over the holders of Common Stock of the Corporation following a liquidation, dissolution and winding up of the Corporation, and

●
on or after May 15, 2014, to the extent sufficient shares of Common Stock are authorized, the Series AA Preferred Stock is convertible into the shares of the Corporation’s fully diluted Common Stock, taking into account the exercise of all warrants, options or any other rights of issuance, of such number sufficient to provide the holders thereof, in the aggregate, ninety percent (90%) of all shares of Common Stock of the Corporation on a fully diluted basis.  On January 5, 2015, the Series AA Preferred Stock was converted into 903,825,954 shares of Common Stock giving the holders ninety percent (90%) of all shares of Common Stock of the Corporation on a fully diluted basis.

●	At June 30, 2015, there were 0 shares of Series AA Preferred Stock outstanding.

Common Stock

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

Year ended June 30, 2015 Transactions

In July, 2014, the Company issued 243,750 shares of common stock, at the original conversion terms, at a per share price ranging from $0.240 to $0.096 valued at $35,250 as a partial conversion of principal and interest due under a convertible note.

In July, 2014, the Company issued 132,396 shares of common stock, at the original conversion terms, at a per share price of $0.096 valued at $12,710 as a partial conversion of principal and interest due under a convertible note.

In July, 2014, the Company issued 357,182 shares of common stock, at the original conversion terms, at a per share price ranging from $0.192 to $0.0096 valued at $48,400 as a partial conversion of principal and interest due under a convertible note.

In August, 2014, the Company issued 119,614 shares of common stock, at the original conversion terms, at a per share price of $0.072 valued at $8,612, in full satisfaction of $62,222 of principal and interest due under a convertible note.

In August, 2014, the Company issued 867,827 shares of common stock, at the original conversion terms, at a per share price ranging from $0.072 to $0.040 valued at $42,410 in full satisfaction of principal and interest due under a convertible note.

In August, 2014, the Company issued 942,008 shares of common stock, at the original conversion terms, at a per share price ranging from $0.072 to $0.024 valued at $38,714 as a partial conversion of principal and interest due under a convertible note.

In September, 2014, the Company issued 1,327,239 shares of common stock, at the original conversion terms, at a per share price ranging from $0.032 to $0.024 valued at $33,360 as a partial conversion of principal and interest due under a convertible note.

In September, 2014, the Company issued 942,961 shares of common stock, at the original conversion terms, at a per share price of $0.024 valued at $22,631 in full satisfaction of principal and interest due under a convertible note.

In September, 2014, the Company issued 1,649,708 shares of common stock, at the original conversion terms, at a per share price of $0.024 valued at $39,593 as a partial conversion of principal and interest due under a convertible note.

In October, 2014, the Company issued 320,601 shares of common stock, at the original conversion terms, at a per share price of $0.024 valued at $7,694 in full satisfaction of principal and interest due under a convertible note.

In January, 2015, the Company issued 903,825,954 shares of common stock, at the original conversion terms, to the holder of the Company’s Series AA convertible preferred stock upon conversion of 400,000 shares of Series AA convertible preferred stock.

In June, 2015, the Company retired 5,976 shares of common stock held in escrow at time of CTC acquisition.

All stock based transactions listed above were valued at fair market value (quoted market prices) or the contractual rate which approximates fair market value, as applicable.

Nine months ended June 30, 2014 Transactions

In conjunction with our acquisition of Computers & Telecom, Inc. and Subsidiary in October, 2013, the Company issued 2,500 shares of UnifiedOnline, Inc. common stock to Agility Ventures, LLC at the closing price of $9.8 on October 1, 2013, valued at $24,500.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Additionally, in conjunction with the Company’s acquisition of Computers & Telecom, Inc. and Subsidiary in October, 2013, the Company issued 57,635 shares of common stock to employees and other individuals involved in the acquisition at the closing price of $9.80 on October 1, 2013, valued at $564,725.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, the Company issued 5,000 shares of common stock at the closing price of $6.2 on November 13, 2014, valued at $31,000 to an accredited investor for services rendered.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, the Company issued 12,500 shares of common stock at the closing price of $5.20 on November 26, 2013, valued at $65,000 to an accredited investor for services rendered.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, the Company issued 11,875 shares of common stock at the closing price of $6.40 on November 12, 2013, valued at $76,000 to four employees as compensation. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, the Company issued 10,294 shares of common stock at the closing price of $6.80 on November 11, 2013, valued at $70,000 to the directors of the Company as board compensation. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November, 2013, the Company issued 7,500 shares of common stock, at the original conversion terms, at a per share price of $2.424 valued at $18,180 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In December, 2013 and June, 2014, the Company issued 16,013 shares of common stock, at the original conversion terms, at a per share price ranging from $4.24 to $4.28 to an accredited investor as a commitment fee for a convertible note.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In December, 2013, the Company issued 11,250 shares of common stock, at the original conversion terms, at a per share price of $2.376 valued at $26,730 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2014, the Company issued 5,000 shares of common stock at the closing price of $4.80 on January 15, 2014, valued at $24,000 to an executive officer as compensation. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In January, 2014 the Company issued 18,214 shares of common stock upon the exercise of common stock warrants.

In January, 2014 and February, 2014, 49,000 shares of common stock were returned by two executive officers at the contractual price of $13.20, valued at $528,000.

In February, 2014, the Company issued 20,000 shares of common stock the closing price of $4.96 on February 3, 2014, valued at $99,200 to an accredited investor for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2014, the Company issued 5,000 shares of common stock at the closing price of $4.64 on February 5, 2014, valued at $23,200 to an accredited investor for services rendered.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In February, 2014 the Company issued 17,500 shares of common stock, at the original conversion terms, at a per share price of $2.40 valued at $42,000 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2014, the Company issued 12,500 shares of common stock, at the original conversion terms, at a per share price of $1.68 valued at $21,000 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March, 2014, the Company issued 20,000 shares of common stock, at the original conversion terms, at a per share price of $0.984 valued at $19,680 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In April, 2014, the Company issued 17,500 shares of common stock, at the original conversion terms, at a per share price of $0.984 valued at $17,220 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In May, 2014, the Company issued 74,701 shares of common stock, at the original conversion terms, at a per share price ranging from $0.48 to $0.72 valued at $41,856.66 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In June, 2014, the Company issued 208,078 shares of common stock, at the original conversion terms, at a per share price ranging from $0.76 to $0.48, in full satisfaction of $86,840 of principal and interest due under a convertible note. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In June, 2014, the Company issued 113,637 shares of common stock, at the original conversion terms, at a per share price of $0.264 valued at $30,000 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In June, 2014, the Company issued 45,000 shares of common stock, at the original conversion terms, at a per share price of $0.408 valued at $18,360 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

The Company issued 62,500 shares of common stock upon the exercise of stock options at various contractual exercise prices ranging from $6.46 to $2.47 valued at $271,168.

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

A summary of the Company’s outstanding common stock warrants as of June 30, 2015 and 2014 and changes during the period ending on that date is as follows:

	Year Ended June 30, 2015		Nine Months Ended June 30, 2014
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of period	5,969,171	$0.00202	257,051	$0.02800
Granted (due to ratchet provisions)	58,467,577	0.00006	5,743,276	0.00124
Exercised	-	-	(12,942)	0.00540
Forfeited	-	-	(18,214)	0.00540
Balance at end of period	64,436,748	$0.07480	5,969,171	$0.00202

The following table summarizes information about common stock warrants outstanding at June 30, 2015:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
June 30, 2015	Remaining Life	Exercise Price	June 30, 2015	Exercise Price
64,314,335	1.25 Years	$0.02400	64,314,335	$0.02400
76,222	1.40 Years	11.20000	76,222	11.20000
37,004	2.00 Years	60.00000	37,004	60.00000
9,187	.25 Year	22.00000	9,187	22.00000
64,436,748	1.25 Years	$0.07480	64,436,748	$0.07480

NOTE 15 - STOCK OPTION PLAN

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. We used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Nine Months Ended June 30,
2014
Expected volatility	13% - 278%
Expected term	1 -3 Years
Risk-free interest rate	0.01% - 0.34%
Forfeiture rate	0.00%
Expected dividend yield	0.00%

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

For the year ended June 30, 2015, total stock-based compensation charged to operations for option-based arrangements amounted to $49,660. At June 30, 2015, there was approximately $8,328 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of our outstanding stock options as of June 30, 2015 and changes during the period ending on that date is as follows:

	Year Ended June 30, 2015		Nine Months Ended June 30, 2014
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Balance at beginning of period	2,892,970	$0.08366	3,417,970	$0.08600
Granted	-	-	27,000,000	0.01110
Exercised	-	-	(27,000,000)	0.01110
Forfeited	-	-	(525,000)	0.09890
Adjusted for reverse split	(2,885,738)	-	-	-
Balance at end of period	7,232	$33.47	2,892,970	$0.08366

The following table summarizes information about employee stock options outstanding at June 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 6/30/2015	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding at 6/30/2015	Weighted Average Exercise Price
$0.07700	625	2.21 Years	$30.80	573	$30.80
$0.0847 - $0.081	6,607	2.21 Years	$33.79	6,607	$33.79
	7,232	2.21 Years	$33.53	7,180	$33.53

NOTE 16 – INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of June 30, 2015 and 2014, the Company’s investments in marketable equity securities are based on the June 30, 2015 and 2014 stock price as reflected on the OTCBB, respectively.  These marketable equity securities are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$-	$(80,998)	$2

Total	$81,000	$-	$(80,998)	$2

		Gross	Gross
		Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$-	$(80,997)	$3

Total	$81,000	$-	$(80,997)	$3

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investments Measured at Fair Value on a Recurring Basis:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable Equity Securities	$2	$-	$-
Derivative liabilities, warrants	$-	$-	$83,766
Derivative liabilities, embedded conversion option	$-	$-	$346,734

June 30, 2014
Marketable Equity Securities	$3	$-	$-
Derivative liabilities, warrants	$-	$-	$302,065
Derivative liabilities, embedded conversion option	$-	$-	$469,632

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

There were no impairment charges on investments in publicly traded equity securities for the year ended June 30, 2015 or the nine months ended June 30, 2014.

The Company has evaluated its publicly traded equity securities as of June 30, 2015, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 17 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity.

The Company’s accumulated other comprehensive loss at June 30, 2015 consists of unrealized losses on marketable securities available for sale of $80,998.

NOTE 18 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services.  For the year ended June 30, 2015 and the nine months ended June 30, 2014 all material assets and revenues of the Company were in the United States.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

At June 30, 2015 the Company is the subject of, or party to, four known, pending or threatened, legal actions. Following is a discussion of each:

1.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on May 28, 2010 in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff obtained a judgment for $16,322 plus interest and costs.  The Company is seeking an out-of-court settlement.  The Company has accrued $19,000 as of June 30, 2015.

2.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on September 15, 2010 in the General District Court of Fairfax County, Virginia.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The plaintiff obtained a Consent Judgment for $12,900 in compensatory damages plus $58 in costs.  The Company is seeking an out-of-court settlement.  The Company has accrued $18,500 as of June 30, 2015.

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

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff is seeking $20,159 plus attorney’s fees, interest and cots.  The Company is seeking an out-of-court settlement.  The Company has accrued $20,500 as of June 30, 2015.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

NOTE 20 – ACQUISITION

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

NOTE 21 – SUBSEQUENT EVENTS

Stock transactions after June 30, 2015:

In July, 2015, the Company issued 431,333 shares of common stock, at the original conversion terms, at a per share price of $0.0075 valued at $3,235 as a partial conversion of principal and interest due under a convertible note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In October, 2015, the Company entered into $60,000 loan agreement (the “Loan”) with Power UP Lending Group, LTD. The Loan has a maturity date of nine (9) months from the Funding Date of October 5, 2015. The Loan is repayable daily at a rate of $428.57 for a total repayment amount of $81,000.  A portion of the proceeds from the Loan were used to pay off a Convertible Promissory Note and accrued interest to Vis Vires Group, Inc. in the amount of $34,000.  The Company realized a gain on extinguishment of debt of approximately $28,000 as a result of writing off the associated derivative liability.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective.

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

As of June 30, 2015, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework, (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
Robert M. Howe, III	69	Chairman of the Board & Chief Executive Officer

Ellen Sondee	50	Chief Financial Officer

Robert M. Howe, III is a technology industry veteran with over twenty (20) years of experience running high tech and consumer electronics businesses or business units. Mr. Howe previously served as Chief Executive Officer of the Corporation from July 23, 2012 until January 14, 2014. In the past five years, Mr. Howe has served on the Board of UnifiedOnline, Inc. twice.  He is currently Chairman of the Board.  Mr. Howe has served on no other Boards of Directors during the previous five years. Mr. Howe has extensive experience in both Business Development and Operations of technology companies.  His vision, experience and passion for technology make him uniquely qualified as a Director.  His additional experience includes working at Dell Computer Corporation from 1992-1994 as a Senior Vice President where he was instrumental in launching the DellWare business model, as well as creating a virtual logistics model that subsequently became the industry standard; working at AT&T GIS from 1994-1997 (now known as NCR), where he served as VP and General Manager for their worldwide PC business; and working at CompUSA where he held the titles of Corporate Senior Vice President and President, from 1997-2000 where he oversaw the turnaround of CompUSA’s in-house PC brand. From September 2000 to May 2006, Mr. Howe served as a consultant to technology firms, both independently and in collaboration with the Sightline Group, in connection with go-to–market readiness. From May 2006 to February 2007, Mr. Howe served as President and Chief Operations Officer of DualCor Technologies, Inc., a technology firm that developed a mobile handheld computer. Mr. Howe holds a BA in English from Birmingham-Southern College, and a Masters of Arts from Auburn University.

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

Committees of the Board of Directors

We do not have an Audit Committee, a Compensation Committee or a Nominating Committee or any committee performing a similar function. The functions that such committees would undertake are being undertaken by the entire board as a whole. We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors or any inquiry as to what the procedures may be if a stockholder wished to make such a recommendation. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. There have not been any material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.

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

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our common stock or Series AA preferred stock to file reports of their ownership and changes in ownership of our common stock and Series AA preferred stock with the SEC. Based solely on our review of the reports filed during  the year ended June 30, 2015, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock or Series AA preferred stock failed to file a report on a timely basis during the year ended June 30, 2015.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us for the year ended June 30, 2015 and the nine months ended June 30, 2014 for our principal executive officer, our principal financial officer, our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers at June 30, 2014 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at June 30, 2014. The value attributable to any option awards is computed in accordance with accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments. The assumptions made in the valuations of the option awards are included in Note 14 of the Notes to our Financial Statements for the nine months ended June 30, 2014.

SUMMARY COMPENSATION TABLE

Name and				Stock	All Other
Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Robert M. Howe III, CEO	2015	$96,000	$-	$-	$28,019	$124,019
	2014	59,750	-	24,000	17,350	101,100

Ellen Sondee, CFO	2015	147,623	-	-	-	147,623
	2014	13,500	-	-	-	13,500

Mark B. Lucky, CFO	2014	208,296	5,000	-	9,695	222,991

Mr. Howe served as the Company’s Chief Executive Officer from July 2012 until January 14, 2014 and from May 2014 until present. In the year ended June 30, 2015, Mr. Howe received a salary of $96,000.  All other compensation in the period represents the value of health insurance premiums.  In the nine month transition period ended June 30, 2014, the Company granted Mr. Howe 2,000,000 shares of the Company’s restricted stock, valued at $24,000.  All other compensation in this period represents the value of health insurance premiums.

Ms. Sondee served as the Company’s Chief Financial Officer from May 2014 until present.  Ms. Sondee’s compensation for her services as our Chief Financial Officer will be paid to Scale Finance, LLC under the terms of our agreement with that entity.

Mr. Lucky served as the Company’s Chief Financial Officer from March 2007 until May 2014.  All other compensation in the nine month transition period ended June 2014 represents the value of health insurance premiums.

How Mr. Howe’s compensation is determined

Mr. Howe is not a party to an employment agreement with our company. His compensation is determined by the Compensation Committee of our Board of Directors. The Compensation Committee considered a number of factors in determining Mr. Howe’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Howe’s compensation.  During the year ended June 30, 2015 Mr. Howe’s compensation package included a base salary of $96,000 and Company provided health care benefits.

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

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. The following table provides information concerning the compensation of our directors for their services as members of our Board of Directors for the year ended June 30, 2015.

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred	All
	or Paid	Stock	Option	Plan	Compensation	Other
Name	in Cash	Awards	Awards	Compensation	Earning	Compensation	Total
Robert M. Howe III	$3,000	-	$-	$-	$-	$-	$3,000
Marc Abrams	3,000	-	-	-	-	-	3,000
Bernie Stolar	3,000	-	-	-	-	-	3,000

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At October 9, 2015, there were 912,897,537 shares of our common stock issued and outstanding. The Company’s common stock is the only outstanding classes of the Company’s voting securities. The following table sets forth, as of September 28, 2015, information known to us relating to the beneficial ownership of these shares by:

●	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;

●	each director;

●	each executive officer and

●	all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 4126 Leonard Drive, Fairfax, Virginia  22030.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from September 28, 2015 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of September 28, 2015, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

	Common Stock
Name of Beneficial Owner	Shares	%
Robert M. Howe, III	16,120	0.00%
UnifiedOnline! LLC.	903,825,954	99.01%
Ellen Sondee	-	0.00%
Marc Abrams	-	0.00%
Bernie Stolar	-	0.00%

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by the Company under the Company’s 2012 Equity Compensation Plan and the Company’s 2015 Employee Option Plan and any compensation plans not previously approved by our stockholders as of June 30, 2015.

Plan Category

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans not approved by stockholders:
2012 Equity Incentive Plan	7,232	$33.53	-
2015 Employee Option Plan	-	-	1,800,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 23, 2014, we entered into a Subscription Agreement with UnifiedOnline! LLC (the “Subscriber”), a Delaware limited liability company, pursuant to which the Subscriber purchased 400,000 shares of Series AA Preferred Stock.  In consideration for the Shares, Subscriber paid $116,087 to various vendors and obtained the agreement of a certain related party lessor to temporarily forbear exercising non-payment default remedies.  Since entering into the Subscription Agreement, the Subscriber has advanced $1.7 million bearing interest at 10% per annum to fund general working capital.  The Subscriber converted the 400,000 shares of Series AA Preferred Stock on January 5, 2015 in accordance with the subscription agreement to 903,825,954 shares of common stock.

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

Between November 9, 2012 and July, 2013, IWEB Growth Fund lent us an aggregate of $186,000 under the terms of nine separate Confession of Judgment Promissory Notes. These notes, which are identical in their terms other than the dates and principal amounts, are for a one year term and bear interest at 12% per annum payable at maturity. Embodied in each of the notes is a confession of judgment which means that should we default upon the payment of the note, we have agreed to permit IWEB Growth Fund to enter a judgment against us in the appropriate court in Virginia before filing suit against us for collection of the amounts. Pursuant to the terms of the Loan Agreement, we paid IWEB Growth Fund’s expenses of $1,500 for the preparation of the Loan Agreement and related documents. We are currently in default of these loans.

Director Independence

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits and reviews for the year ended June 30, 2015 and the nine months ended June 30, 2014 were $53,000 and $79,250, respectively.

AUDIT-RELATED FEES

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Our audit-related and review fees for the year ended June 30, 2015 and the nine months ended June 30, 2014 were $500 and $0, respectively.

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the year ended June 30, 2015 and the nine months ended June 30, 2014 were $5,500 and $2,750, respectively.

ALL OTHER FEES

There were no other fees billed by our principal accountant for the year ended June 30, 2015 and the nine months ended June 30, 2014, except as provided above.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to the year ended June 30, 2015 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (1)
3.5	Certificate of Amendment to Certificate of Incorporation (2)
3.6	Certificate of Amendment to Certificate of Incorporation (3)
3.7	Certificate of Amendment to Certificate of Incorporation (4)
3.8	Certificate of Designations of Series A Convertible Preferred Stock (5)
3.9	Certificate of Amendment to Certificate of Incorporation (6)
3.1	Bylaws (1)
3.11	Certificate of Designations of Series B Convertible Preferred Stock (8)
3.12	Certificate of Designations, Preferences and Rights and Limitations of Series AA Preferred Stock dated April 23, 2014 (25)
3.13	Amendment of Bylaws of the Corporation, dated April 23, 2014 (25)
3.14	Certificate of Amendment to Certificate of Incorporation (26)
4.1	Form of Common Stock Purchase Warrant for Sand Hill Finance LLC (9)
4.2	Secured Convertible Debenture for Sand Hill Finance LLC (11)
4.3	Warrant Amendment Agreement with Sand Hill Finance LLC (11)
4.4	Form of Series Common Stock Purchase Warrant “N” (12)
4.6	Form of Series Common Stock Purchase Warrant “O” (13)
4.8	Form of Series Common Stock Purchase Warrant “Q” (13)
4.9	Form of Series Common Stock Purchase Warrant “R” (16)
10.6	Preferred Stock Purchase Agreement dated March 30, 2005 (5)
10.11	Preferred Stock Purchase Agreement dated September 8, 2005 (9)
10.13	Financing Agreement with Sand Hill Finance LLC (9)
10.17	Convertible Debenture with Sand Hill Finance LLC (10)
10.18	Convertible Note with KBM Worldwide, Inc. (27)
10.19	Convertible Note with Vis Vires Group, Inc. (28)
10.2	Convertible Note with JMJ Financial (30)
10.24	Form of Subscription Agreement (16)
10.25	Form of Registration Rights Agreement (16)
10.26	2012 Equity Compensation Plan (14)
10.27	Ninth Amendment to Financing Agreement and Waiver with Sand Hill Finance, LLC (15)
10.28	Loan Agreement dated November 2, 2012 by and between the Company and IWEB Growth Fund, LLC (17)
10.29	Form of Confession of Judgment Promissory Note (18)
10.3	Amendment to Series “O” and “Q” Warrants (19)
10.31	Form of Secured Convertible Debenture with Sand Hill Finance, LLC (20)
10.32	Agreement of Cancellation of Secured Convertible Debenture with Sand Hill Finance, LLC (22)
10.33	Share Exchange Agreement between the Company, Computers & Tele-Com, Inc., KC NAP, LLC, the Stockholders of Computers & Tele-Com, Inc., and Streamside Partners, LLC (24)
10.34	Escrow Agreement between parties of Computers & Tele-Com, Inc. and Law Offices of Donovan Dodrill, LLC (24)
10.35	Master Lease Agreement with Agility Lease Fund III, LLC (24)
10.36	Equipment Lease Schedule with Agility Lease Fund III, LLC (24)
10.37	Security Agreement with Agility Lease Fund III, LLC (24)
10.38	Form of Series T Warrant (24)
10.39	2013 Employee Option Plan (21)
10.4	Amendment 2 dated September 25, 2013 to the 2012 Equity Compensation Plan (23)
10.41	Subscription Agreement by and between the Corporation and Subscriber, dated April 23, 2014 (25)
10.42	2015 Employee Option Plan (29)
14.1	Code of Business Conduct and Ethics (7)
21.1	Subsidiaries of the registrant (7)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

*           filed herewith

(1)	Incorporated by reference to the Form 10-SB, file number 000-27865, filed with on October 28, 1999, as amended.
(2)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 18, 2001.
(3)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 26, 2001.
(4)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on August 20, 2004.
(5)	Incorporated by reference to the Report on Form 8-K as filed on April 5, 2005.
(6)	Incorporated by reference to the definitive Information Statement on Schedule14C as filed on April 4, 2005.
(7)	Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-126898, as amended
(8)	Incorporated by reference to our Annual Report on Form 10-KSB as filed on January 18, 2006.
(9)	Incorporated by reference to the Report on Form 8-K as filed on January 30, 2006.
(10)	Incorporated by reference to the Report on Form 8-K as filed on December 1, 2009.
(11)	Incorporated by reference to the registration statement on Form S-1, SEC file number 333-167501, as amended.
(12)	Incorporated by reference to the Report on Form 8-K as filed on November 16, 2011.
(13)	Incorporated by reference to the Report on Form 8-K as filed on November 23, 2011.
(14)	Incorporated by reference to the Current Report on Form 8-K filed on August 28, 2012.
(15)	Incorporated by reference to the Current Report on Form 8-K filed on September 10, 2012.
(16)	Filed as an exhibit to the registration statement on Form S-1, SEC File No. 333-183463.
(17)	Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2012.
(18)	Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2012.
(19)	Incorporated by reference to the Current Report on Form 8-K as filed on April 10, 2013.
(20)	Incorporated by reference to the Current Report on Form 8-K as filed on April 12, 2013.
(21)	Incorporated by reference to the Current Report on Form 8-K as filed on June 11, 2013.
(22)	Incorporated by reference to the Current Report on Form 8-K as filed on August 20, 2013.
(23)	Incorporated by reference to the Current Report on Form 8-K as filed on September 25, 2013.
(24)	Incorporated by reference to the Current Report on Form 8-K as filed on October 1, 2013.
(25)	Incorporated by reference to the Current Report on Form 8-K as filed on April 23, 2014.
(26)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on 12/15/2014.
(27)	Incorporated by reference to the Report on Form 8-K as filed on January 14, 2015.
(28)	Incorporated by reference to the Report on Form 8-K as filed on March 3, 2015.
(29)	Incorporated by reference to the Report on Form 8-K as filed on April 10, 2015.
(30)	Incorporated by reference to the Report on Form 8-K as filed on April 17, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICEWEB, INC.

October 13, 2015	By:	/s/ Robert M. Howe III
Robert M. Howe III, Chairman and Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Howe III	Chairman of the Board and CEO, principal executive officer	October 13, 2015
Robert M. Howe III

/s/ Ellen Sondee	Chief Financial Officer, principal financial and accounting officer	October 13, 2015
Ellen Sondee