Form 10-Q
period 2015-09-30
UnifiedOnline, Inc.
filed 2015-11-24
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at November 11, 2015 was: 957,597,537

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 2015 (unaudited) and June 30, 2015	4

Consolidated Statements of Operations (unaudited)
For the Three Months ended September 30, 2015 and 2014	5

Consolidated Statements of Comprehensive Loss (unaudited)
For the Three Months ended September 30, 2015 and 2014	6

Consolidated Statements of Cash Flows - Three months Ended September 30, 2015 and 2014 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8-25

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation	26-30

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	30

Item 4 - Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	31

Item 1A - Risk Factors	31

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 - Default upon Senior Securities	31

Item 4 - Mine Safety Disclosures	31

Item 5 - Other Information	32

Item 6 - Exhibits	32

Signatures	32

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
UNIFIEDONLINE, Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2015	2015
Assets	(unaudited)
Current Assets:
Cash	$10,044	$21,745
Accounts receivable, net	21,452	19,945
Prepaid expenses	62,801	66,543
Marketable securities	3	2
Other current assets	8,167	10,208
Total Current Assets	102,467	118,443

Property and equipment, net of accumulated depreciation of $1,164,224 and $1,140,249 respectively	27,487	51,462
Deposits	5,923	5,923
Other assets	1,545	1,545
Total Assets	$137,422	$177,373

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$1,391,820	$1,043,088
Notes payable, current portion	942,977	962,810
Capital lease payable, current portion	881,982	886,356
Note payable, related party	1,090,255	1,029,005
Deferred revenue	79,879	85,407
Convertible notes payable, net of discount	156,355	115,632
Derivative liability - warrants	144,125	83,766
Derivative liability - embedded conversion option	278,556	346,734
Total Current Liabilities	4,965,949	4,552,798

Capital lease payable, long term portion	517,686	517,686
Total Liabilities	5,483,635	5,070,484

Commitments and Contingencies (Note 13)

Stockholders' Deficit:
Series B convertible preferred stock ($.001 par value; 10,000,000 shares authorized; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 6,000,000,000 shares authorized; 912,897,537 and 912,466,204 shares issued and outstanding, respectively)	912,897	912,466
Additional paid in capital	49,001,382	48,984,686
Accumulated deficit	(55,167,120)	(54,696,891)
Accumulated other comprehensive loss	(80,998)	(80,998)
Treasury stock, at cost, (406 shares)	(13,000)	(13,000)
Total Stockholders' Deficit	(5,346,213)	(4,893,111)
Total Liabilities and Stockholders' Deficit	$137,422	$177,373

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014

Sales	$242,473	$237,889

Cost of sales	98,298	243,772
Gross profit (loss)	144,175	(5,883)

Operating expenses:
Sales and marketing	28,074	35,785
Depreciation	9,946	43,799
Technical	62,989	108,597
General and administrative	379,039	261,631
Total Operating Expenses	480,048	449,812

Loss from Operations	(335,873)	(455,695)

Other income (expenses):
Gain on sale of assets	-	3,625
Gain from change of fair value of derivative liability	2,255	409,590
Interest expense	(136,611)	(195,434)
Total other income (expenses)	(134,356)	217,781

Net loss	$(470,229)	$(237,914)

Loss per common share basic and diluted	$(0.0005)	$(0.0613)

Weighted average common shares outstanding - basic and diluted	912,831,899	3,879,598

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014

Net loss	$(470,229)	$(237,914)

Other comprehensive income/(loss), net of tax:

Unrealized gain (loss) on securities	-	(2)

Other comprehensive income/(loss)	-	(2)

Comprehensive loss	$(470,229)	$(237,916)

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
NET CASH USED IN OPERATING ACTIVITIES	$(52,657)	$(392,408)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,643)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(20,294)	(136,586)
Proceeds from convertible note payable	-	-
Proceeds from notes payable	-	-
Proceeds from notes payable, related party	61,250	487,740
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,956	351,154

NET DECREASE IN CASH	(11,701)	(42,897)

CASH - beginning of period	21,745	56,827

CASH - end of period	$10,044	$13,930

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,950	$17,495

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible note into common stock	$3,235	$281,679

See accompanying notes to unaudited consolidated financial statements

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

On January 5, 2015, IceWEB, Inc. changed its name to UnifiedOnline, Inc.

UnifiedOnline, Inc. (the “Company”) began trading publicly in April 2002. During the three months ended September 30, 2015 we had three wholly owned operating subsidiaries, Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC) and IceWEB Storage Corporation (formerly known as Inline Corporation). CTC provides wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers. This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location. In addition, through our IceWEB Storage Corporation subsidiary we deliver on-line cloud computing application services, other managed services such as Disaster Recovery, Archive Storage, Redundant File Storage, Redundant Broadband Services and Business Continuity Services.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2015, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2015. The results of operations for the three months ended September 30, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2016.

Reclassifications
Certain reclassifications have been made to previously reported amounts to conform to 2016 amounts. The reclassifications had no impact on previously reported results of operations or stockholders’ deficit.  The changes were as a result of the reverse stock split which occurred on January 5, 2015, which was retrospectively applied, the reclass of certain depreciation related to assets used for providing service to cost of sales from operating expense, the reclass of a capital lease payable from notes payable to capital lease payable and the reclass of derivative expense from interest expense.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net losses and net cash used in operating activities of $470,229 and $52,657, respectively, for the three months ended September 30, 2015.  The Company also had an accumulated deficit and stockholder’s deficit of $55,167,120 and $5,346,213 respectively at September 30, 2015.    These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.  Additionally, the Company is currently in default on the loans to IWEB Growth Fund, and there is no guarantee that IWEB Growth Fund will not enter a judgment against the Company.

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the valuation of stock-based compensation, the allowance for doubtful accounts, the useful life of property and equipment, derivative liabilities, deferred tax and valuation allowance and litigation reserves.

Accounts Receivable
Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $21,545 as of September 30, 2015.  Management performs ongoing evaluations of its accounts receivable, and believes that all remaining receivables are fully collectable.  Bad debt expense amounted to $16,777 and $0 for the three months ended September 30, 2015 and 2014, respectively.

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

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt and ratchet provisions in our warrants, are required to be measured at fair value on a recurring basis under FASB ASC 815.  As of September 30, 2015 and 2014 our derivatives are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 12).

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

•	Implementation and set-up fees are recognized at the time those services are completed and service is working.
•	For services that are billed according to customer usage, revenue is recognized in the month in which the usage is provided.
•	Professional services are recognized in the period services are provided.
•	Amounts that have been invoiced are recorded in accounts receivable and revenue

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Barter Transactions
Barter activity is accounted for in accordance with ASC 845, Nonmonetary Transactions.  Barter revenue relates to the exchange of wireless bandwidth and internet connectivity provided by CTC to business customers in exchange primarily for roof rights for antennae, advertising and other products and services that CTC would otherwise be required to buy for cash.  Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services are exchanged.  For the three months ended September 30, 2015, the Company recorded barter revenue of $4,500 and barter expense of $0 and for the three months ended September 30, 2014, the Company recorded barter revenue of $7,714 and barter expense of $0.

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

Earnings per Share
We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible notes and preferred stock (using the if-converted method).  Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At September 30, 2015, there were options and warrants to purchase 205,926,330 shares of common stock, there was $156,355 of convertible debt outstanding, which, if converted on September 30, 2015 would amount to 53,400,000 shares, and 626,667 shares issuable upon conversion of Series B preferred stock outstanding which could potentially dilute future earnings per share.

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

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	September 30, 2015	June 30, 2015
Equipment	3 years	$1,125,304	$1,125,304
Computer Software	3 years	59,694	59,694
Vehicle	3 years	1,979	1,979
Leasehold Improvements	3 years	4,734	4,734
		1,191,711	1,191,711
Less: Accumulated Depreciation		(1,164,224)	(1,140,249)

Net, Property and Equipment		$27,487	$51,462

Depreciation expense for the three months ended September 30, 2015 and 2014 was $23,975 and $157,138, respectively, of which $14,029 and $114,339 was included in cost of sales for the three months ended September 30, 2015 and 2014, respectively.

NOTE 4 - NOTES PAYABLE

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

Between November 9, 2012 and July 11, 2013, IWEB Growth Fund lent us an aggregate of $186,000 under the terms of 9 separate Confession of Judgment Promissory Notes. In Fiscal 2015, $1,000 was paid on one of the notes.  These notes, which are identical in their terms other than the dates and principal amounts, are for a one year term and bear interest at 12% per annum payable at maturity. Embodied in each of the notes is a confession of judgment which means that should we default upon the payment of the note, we have agreed to permit IWEB Growth Fund to enter a judgment against us in the appropriate court in Virginia before filing suit against us for collection of the amounts. Pursuant to the terms of the Loan Agreement, we paid IWEB Growth Fund’s expenses of $1,500 for the preparation of the Loan Agreement and related documents. We used the net proceeds from these initial loans for general working capital.  The Company is currently in default on these loans.  There is no guarantee that IWEB Growth Fund will not enter a judgment against the Company.

On February 27, 2014, Agility Ventures LLC sold and assigned the Master Lease and Equipment Schedule to a third party, UO! IP of NC, LLC (see Note 5).  UO! IP of NC, LLC has advanced the payments made on this lease to the Company at a rate of 10% per annum.  The balance due to UO!IP of NC, LLC was $635,000 at September 30, 2015 and  June 30, 2015, respectively.

On June 16, 2015, we entered into a loan agreement with Power Up Lending Group, LTD. (“Power Up”) for $50,000 to fund working capital.  The note is for a nine month term, payable at $365 per day, for a total repayment amount of $69,000.  The balance due to Power Up was $34,379 and $48,315 at September 30, 2015 and June 30, 2015, respectively.

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the acquisition of CTC, the Company acquired two debt obligations – one with Blue Ridge Bank and one for rent payable on an old building which was converted into a loan. The balance due to Blue Ridge Bank was $50,638 and $56,996 at September 30, 2015 and June 30, 2015, respectively. The balance due for the rent payable converted into a loan was $37,960 and $37,499 at September 30, 2015 and June 30, 2015, respectively.

A summary of our Notes Payable is as follows:
	September 30, 2015	June 30, 2015
IWEB Growth Fund	$185,000	$185,000
UO! IP of NC, LLC	635,000	635,000
Power Up Lending Group, LTD.	34,379	48,315
Other Notes Payable	88,598	94,495
	$942,977	$962,810

NOTE 5 – CAPITAL LEASE PAYABLE

Agility Ventures, LLC and UO! IP of NC, LLC

On October 1, 2013, in conjunction with the acquisition of CTC, we entered into an equipment lease agreement with Agility Ventures, LLC in the principal amount of $1,678,531 which is secured by all of the assets of the Company. The lease agreement has a term of 36 months and bears interest at 15% per annum.  We also issued Agility Ventures 2,500 shares of the Company’s restricted common stock, and a Series T common stock warrant covering a total of 9,187 shares with a term of two years and a conversion price of $22.00 per share which expired September 30, 2015. The Company has the option to purchase the equipment at the end of the term.

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

The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.  Capitalized equipment under lease agreements totaled approximately $1.9 million prior to the CTC acquisition of which $666,782 was recorded at fair value at the time of acquisition.  $4,044 remains net of accumulated depreciation as of September 30, 2015 and $16,176 remains net of accumulated depreciation as of June 30, 2015.  The lease term of each capital equipment lease is 36 months.

The Company is currently in default on this lease.  See Note 19.

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments required under capital leases at June 30, 2015 are as follows:

2016	$1,170,000
2017	273,356

Total future payments	1,443,356
Less amount representing interest	43,688

Present value of future minimum payments	1,399,668
Less current portion	881,982

Long-term portion	$517,686

NOTE 6 – OTHER CURRENT ASSETS

Other current assets totaled $8,167 and $10,208 at September 30, 2015 and June 30, 2015, respectively.  The balance at September 30, 2015 and June 30, 2015 consists primarily of deferred loan fees related to the capitalized lease obligation to Agility Ventures, LLC.

NOTE 7 - CONCENTRATIONS

Bank Balances

The Company maintains cash in bank deposit accounts which do not exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  At September 30, 2015, the Company’s cash balances were fully insured. In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.  The Company has not experienced any losses in such accounts.

Major Customers

Sales to three customers for the three months ended September 30, 2015 represented 27% of total sales and sales to three customers represented 21% total sales for the three months ended September 30, 2014.

	Three Months Ended
	September 30,
	2015	2014
Customer A	12%	13%
Customer B	9%	4%
Customer C	6%	4%
All others	73%	79%
	100%	100%

As of September 30, 2015 and June 30, 2015, respectively, approximately 64% and 74% of our accounts receivable was due from three customers.

	September 30,	June 30,
	2015	2015
Customer A	23%	44%
Customer B	23%	17%
Customer C	18%	13%
All others	36%	26%
	100%	100%

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of September 30, 2015 and June 30, 2015, the Company’s investments in marketable equity securities are based on the September 30, 2015 and June 30, 2015 stock price as reflected on the OTCBB stock, respectively.  These marketable equity securities are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$-	$(80,998)	$3

Total	$81,000	$-	$(80,998)	$3

		Gross	Gross
		Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$-	$(80,998)	$2

Total	$81,000	$-	$(80,998)	$2

The unrealized gains are presented in comprehensive income in the unaudited consolidated statements of comprehensive loss.

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Three Months Ended
	September 30,
	2015	2014

Net gains/(loss) on investments in publicly traded equity securities	$-	$(2)

Net gains/(loss) on investments	$-	$(2)

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

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investments Measured at Fair Value on a Recurring Basis:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable Equity Securities	$3	$-	$-
Derivative liabilities, warrants	$-	$-	$144,125
Derivative liabilities, convertible debt	$-	$-	$278,556

June 30, 2015
Marketable Equity Securities	$2	$-	$-
Derivative liabilities, warrants	$-	$-	$83,766
Derivative liabilities, convertible debt	$-	$-	$346,734

Under the guidance of ASC 320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In the assessment of OTTI for various securities at September 30, 2015 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.

There were no impairment charges on investments in publicly traded equity securities for the three months ended September 30, 2015 or the three months ended September 30, 2014.

The Company has evaluated its publicly traded equity securities as of September 30, 2015, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 10 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity.

The Company’s accumulated other comprehensive loss consists of unrealized loss on marketable securities available for sale of $80,998 at September 30, 2015 and $80,998 at June 30, 2015.

NOTE 11 – CONVERTIBLE NOTES

As of September 30, 2015 and June 30, 2015 the Company had the following convertible notes outstanding:

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2015	June 30, 2015
December 2013 $60,000 Convertible Note, 10% interest, due December 2014	$60,000	$60,000	(1)
January 2015 $53,500 Convertible Note, 8% interest, due October 2015	50,265	53,500	(2)
February 2015 $33,000 Convertible Note, 8% interest, due November 2015	33,000	33,000	(3)
April 2015 $30,500 Convertible Note, 12% interest, due April 2017, with a 10% original issue discount	30,500	30,500	(4)
May 2015 $33,000 Convertible Note, 8% interest, due February 2016	33,000	33,000	(5)
	206,765	210,000
Less: Debt Discount	(50,410)	(94,368)
	$156,355	$115,632

(1)
The Company borrowed $60,000 in December 2013, due December 2014, with interest at 10%. This note is currently in default.  The holder of the note intends to convert at some point in the future.  The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $60,000.  Interest expense of $1,050 was recorded during the three month period ended September 30, 2015.  Also, see Note 12.

(2)
The Company borrowed $53,500 in January 2015, due October 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 58% of the average of the lowest three trading prices during the 10 trading days previous to the conversion.  The agreement includes a ratchet provision resulting in the recording of a derivative liability.  The Company recorded a derivative liability of $81,133 at inception of the note of which $53,500 was recorded as a debt discount.  During the three months ended September 30, 2015, the Company recorded amortization of debt discount of $17,833 resulting in a debt discount of $2,972 at September 30, 2015.  Interest expense of $1,005 was recorded during the three month period ended September 30, 2015.  Also, see Note 12.

During July 2015, the holder of the Convertible Note exercised their conversion rights and converted $3,235 of the outstanding principal, at the contractual terms per the note agreement.

(3)
The Company borrowed $33,000 in February 2015, due November 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 58% of the average of the lowest three trading prices during the 10 trading days previous to the conversion. The agreement includes a ratchet provision resulting in the recording of a derivative liability.  The Company recorded a derivative liability of $127,624 at inception of the note of which $33,000 was recorded as a debt discount.  During the three months ended September 30, 2015, the Company recorded amortization of debt discount of $11,000 resulting in a debt discount of $7,333 at September 30, 2015.  Interest expense of $120 was recorded during the three month ended September 30, 2015.Also, see Note 12.

(4)
The Company borrowed $30,500 in April 2015, due April 2017, with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.03 per share or 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice.  The note has an original issue discount of $3,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debt discount of $2,500 related to the conversion feature of the note, along with a derivative liability of $50,833 of which $30,500 was recorded as a debt discount in April, 2015. During the three month period ended September 30, 2015, the Company recorded amortization of $4,125 resulting in a debt discount of $25,437 at September 30, 2015. Interest expense of $375 was recorded during the three month period ended September 30, 2015. Also, see Note 12.

(5)
The Company borrowed $33,000 in May 2015, due February 2016, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 58% of the average of the lowest three trading prices during the 10 trading days previous to the conversion.  The agreement includes a ratchet provision resulting in the recording of a derivative liability.  The Company recorded a derivative liability of $75,223 at inception of the note of which $33,000 was recorded as a debt discount.  During the three month period ended September 30, 2015, the Company recorded amortization of debt discount of $11,000 resulting in a debt discount of $14,667 at September 30, 2015.  Interest expense of $660 was recorded during the three month period ended September 30, 2015.  Also, see Note 12.

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at September 30, 2015 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at September 30, 2015 are all currently exercisable with a weighted-average remaining life of 1 year.

Derivative liability – convertible notes

From December, 2013 through May, 2015 the Company issued convertible notes in the total principal amount of $210,000.  Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities.  The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at September 30, 2015 and June 30, 2015 using the Black-Scholes model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of income of $2,255 for the three months ended September 30, 2015 and the recognition of income of $409,590 for the three months ended September 30, 2014 within the Company’s consolidated statements of operations, under the caption “Gain from change of fair value of derivative liability”.  The fair value of the warrants at September 30, 2015 and June 30, 2015 is $144,125 and $83,766, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability - warrants”.  The fair value of the derivative liability related to the convertible debt at September 30, 2015 and June 30, 2015 is $278,556 and $346,734, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability – embedded conversion option”.

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the changes in the value of the derivative warrant liability and the derivative embedded conversion option from June 30, 2015 until September 30, 2015:

	Value	No. of Warrants
Balance at June 30, 2015 - Derivative liability - warrants	$83,766	64,436,748
Increase in fair value of derivative warrant liability	60,359
Balance at September 30, 2015 - Derivative liability - warrants	$144,125	205,919,098

	Value
Balance at June 30, 2015 - Derivative liability - embedded conversion option	$346,734
Decrease in derivative liability related to conversion of convertible debt	(5,303)
Increase in derivative liability related to issuance of convertible debt	-
Decrease in fair value of derivative liability	(62,875)
Balance at September 30, 2015 - Derivative liability - embedded conversion option	$278,556

Fair Value Assumptions Used in Accounting for Derivative Liability

The Company has determined its derivative liability to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of September 30, 2015.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.   The key inputs used in the September 30, 2015 fair value calculations were as follows:

September 30, 2015
Current exercise price	$0.0075 - $60
Time to expiration	1.0 to 1.75 years
Risk-free interest rate	0.64%
Estimated volatility	767.47%
Dividend	$0
Stock price on September 30, 2015	$0.00700
Expected forfeiture rate	0% to 90%

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company leases office space in Kansas City, Missouri.  We currently have real estate leases at two locations, totaling 6,875 square feet.  These operating leases are standard commercial leases.

As of September 30, 2015, future minimum lease payments under these operating leases are as follows:

For the Year Ending,
June 30,	Amount
2016	$63,275
2017	15,385
2018	-
$78,660

Rent expense was $23,489 and $22,102 for the three months ended September 30, 2015 and 2014.

At September 30, 2015 the Company is the subject of, or party to, four known, pending or threatened, legal actions. Following is a discussion of each:

1.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on May 28, 2010 in the Circuit Court of Fairfax County, Virginia. The plaintiff

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

asserts that the Company failed to pay the full amount owed for services. The plaintiff obtained a judgment for $16,322 plus interest and costs. The Company is seeking an out-of-court settlement. There have been no updates on the status of this case since June 30, 2015. The Company has accrued $19,000 as of September 30, 2015.

2.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on September 15, 2010 in the General District Court of Fairfax County, Virginia.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The plaintiff obtained a Consent Judgment for $12,900 in compensatory damages plus $58 in costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $18,500 as of September 30, 2015.

3.
The Company was named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) on August 10, 2012 in the General District Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay for delivery of services provided by plaintiff.  The plaintiff was granted a judgment by consent in the amount of $12,920.  The Company is seeking an out-of-court settlement.    There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $13,600 as of September 30, 2015.

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff is seeking $20,159 plus attorney’s fees, interest and costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $20,500 as of September 30, 2015.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

NOTE 14 – STOCKHOLDERS’ DEFICIT

Common Stock

On January 5, 2015, the board of directors and majority stockholder of our company approved a Certificate of Amendment to our Certificate of Incorporation to:

•	change our company’s name from "IceWEB, Inc." to “UnifiedOnline, Inc.”;
•	increase the number of authorized shares of our common stock from 5,000,000,000 to 6,000,000,000 shares; and
•	effect a reverse stock split of our outstanding common stock on the basis of one for four hundred (1:400).

Accordingly, we have adjusted all issued and outstanding warrants and employee stock options to reflect the reverse stock split.  Additionally, we have retroactively adjusted all share and per share data for all periods presented.

Three months ended September 30, 2015 Transactions

In July, 2015, the Company issued 431,333 shares of common stock, at the original conversion terms, at a per share price of $0.0075 valued at $3,235 as a partial conversion of principal due under a convertible note.

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

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	the shares of Series B Convertible Preferred Stock automatically convert into shares of our common stock in the event of change of control of the Company.

•	At September 30, 2015, there were 626,667 shares of Series B Convertible Preferred Stock outstanding.

Common Stock Warrants

The Company has issued and outstanding Series N warrants for 205,805,872 common shares, as adjusted, with a current exercise price of $0.0075, as adjusted, which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  Simultaneously with any reduction to the exercise price of the Series N warrants, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.  The Series N warrants expire September 30, 2016.

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

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has issued and outstanding Series O and Series Q warrants for 76,222 common shares, as adjusted, with a current exercise price of $11.20, as adjusted, expiring November 23, 2016.

The Company has issued and outstanding Series R warrants for 37,004 common shares, as adjusted, with a current exercise price of $60.00, as adjusted, expiring June 30, 2017.

In conjunction with our acquisition of Computers & Telecom, Inc. and subsidiary in October, 2013, we issued a warrant to Agility Ventures, LLC covering a total of 9,187 common shares, as adjusted, with a term of two years and a conversion price of $22.00 per share, as adjusted which expired September 30, 2015.

A summary of the status of the Company’s outstanding common stock warrants as of September 30, 2015 and changes during the three month period ending on that date is as follows:
	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2015	64,436,748	$0.0748
Granted (due to ratchet provisions)	141,491,537	0.0075
Exercised	-	-
Forfeited	(9,187)	-
Balance at September 30, 2015	205,919,098	$0.0224

The ratchet provision was triggered by the issuance of shares at a lesser price, as a result of conversion of convertible debt.

The following table summarizes information about common stock warrants outstanding at September 30, 2015:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
September 30, 2015	Remaining Life	Exercise Price	September 30, 2015	Exercise Price
205,805,872	1.0 Years	$0.0075	205,805,872	$0.0075
76,222	1.15 Years	$11.2000	76,222	$11.2000
37,004	1.75 Years	$60.0000	37,004	$60.0000
205,919,098	1.75 Years	$0.0224	205,919,098	$0.0224

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

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended September 30, 2015 and 2014, total stock-based compensation charged to operations for option-based arrangements amounted to $8,328 and $12,415, respectively. At September 30, 2015, there was no unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options as of September 30, 2015 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance at June 30, 2015	7,232	$33.47
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2015	7,232	$33.47

The following table summarizes information about employee stock options outstanding at September 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 9/30/2015	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding at 9/30/2015	Weighted Average Exercise Price
$0.07700	625	1.96 Years	$30.80	625	$30.80
$0.0847 - $0.081	6,607	1.96 Years	$33.79	6,607	$33.79
	7,232	1.96 Years	$33.53	7,232	$33.53

 NOTE 17 - RELATED PARTY TRANSACTIONS

 On April 23, 2014, we entered into a Subscription Agreement with UnifiedOnline! LLC (the “Subscriber”), a Delaware limited liability company, pursuant to which the Subscriber purchased 400,000 shares of Series AA Preferred Stock which were converted on January 5, 2015 to 903,825,954 shares of common stock becoming a majority shareholder in the Company.  UO! IP of NC, LLC is a related party to Unified Online! LLC. In consideration for the Shares, Subscriber paid $116,087 to various vendors and obtained the agreement of a certain related party lessor to temporarily forbear exercising non-payment default remedies.  Since entering into the Subscription Agreement, the Subscriber has advanced approximately $1.0 million bearing interest at 10% per annum to fund general working capital.  The balance due was $1,090,255 and $1,029,005 at September 30, 2015 and June 30, 2015, respectively, and is reflected as note payable, related party in the balance sheet.

NOTE 18 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the three months ended September 30, 2015 and 2014 all material assets and revenues of the Company were in the United States.

NOTE 19 – SUBSEQUENT EVENTS

In October, 2015, the Company entered into a $60,000 loan agreement (the “Loan”) with Power UP Lending Group, LTD. The Loan has a maturity date of nine (9) months from the Funding Date of October 5, 2015. The Loan is repayable daily at a rate of $428.57 for a total repayment amount of $81,000.  A portion of the proceeds from the Loan were used to pay off a Convertible Promissory Note and accrued interest to Vis Vires Group, Inc. in the amount of $34,000.  The Company realized a gain on extinguishment of debt of approximately $28,000 as a result of writing off the associated derivative liability.

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The foregoing is not a complete summary of the terms of the Note described herein and reference is made to the complete text of the Loan as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and hereby incorporated by reference.

On October 27, 2015, the Company entered into a purchase agreement (the “Agreement”) by and among Deirdre Leane, (the “Seller”) and ChanBond, LLC (“Chanbond”), pursuant to which the Company purchased Chanbond, in exchange for a cash payment of five million U.S. Dollars ($5,000,000) payable on or before October 27, 2020 (the “Cash Payment”) and a shares payment of forty-four million, seven hundred thousand (44,700,000) shares of the Company’s common stock (the “Shares”) par value of $0.001. The obligation to make the Cash Payment shall be evidenced by a promissory note (the “Promissory Note”). The above securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.

On the Closing Date, pursuant to the Agreement, the Seller executed an interest assignment deed which assigned, transferred and conveyed all of its membership interests in ChanBond to the Company and ChanBond appointed William R. Carter, Jr. (a related party to the Company) as sole manager (“Manager”) who shall have sole and exclusive authority over the business of ChanBond.

Effective October 27, 2015, the Company entered into $5,000,000 no interest Promissory Note with the Seller.  The Promissory Note is due and payable on or prior to October 27, 2020.  If the Promissory Note is not paid in full by the Maturity Date, the aggregate principal amount shall be increased by Twenty Five Thousand Dollars ($25,000) for each month such payment is delayed (or pro rata portion thereof) until paid in full.

Until the Note is paid in full, the Company shall be obligated to make payments on this Promissory Note to the Seller from 100% of any Net Revenues, derived from the monetization of the ChanBond patent portfolio, within thirty (30) calendar days after each calendar month commencing with the calendar month ending October 31, 2015.

In October, 2015 a forbearance agreement was reached between the Company and UO! IP of NC, LLC which forbeared its enforcement of rights due to the existing defaults and amended the payment terms of the lease.  The final payment date has been extended to October 31, 2017 at which time the then outstanding principal balance, together with all accrued but unpaid interest on the unpaid balance, shall be due and payable in full.

Additionally, a new section was added to the lease pursuant to which the company agrees to pay an initial Forbearance Fee of $60,000 payable in full on the final payment date and a monthly Forbearance Fee equal to 1% of the principal balance of the lease, calculated on the first day each month.  The Monthly Forbearance Fee will accrue monthly and become due and payable in full on the final payment date or the earlier prepayment of the entire principal and accrued interest due under the lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

 The following analysis of our unaudited consolidated financial condition and results of operations for the three months ended September 30, 2015 and 2014 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.  MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Critical Accounting Policies.
•	Results of Operations. An analysis of our financial results comparing the three months ended September 30, 2015 to the three months ended September 30, 2014.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•	Off Balance-Sheet Arrangements.
•	Recent Accounting Pronouncements.

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

Our customer base includes enterprise companies and small to medium sized businesses in hospitality, healthcare, retail and other market spaces (“SMB”).

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended June 30, 2015 and notes thereto contained on Form 10-K of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

The following table provides an overview of certain key factors of our results of operations for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014:

	Three Months Ended September 30,
	2015	2014
Net Revenues	$242,473	$237,889
Cost of sales	98,298	243,772
Operating Expenses
Sales and marketing	28,074	35,785
Depreciation	9,946	43,799
Technical	62,989	108,597
General and administrative	379,039	261,631
Total Operating Expenses	480,048	449,812
Loss from operations	(335,873)	(455,695)
Total other income (expense)	(134,356)	217,781
Net loss	$(470,229)	$(237,914)

Other Key Indicators:

	Three Months Ended September 30,
	2015	2014
Cost of sales as a percentage of revenue	40.5%	102.5%
Gross profit margin	59.5%	(2.5%)
Sales and marketing expense as a percentage of sales	11.6%	15.0%
General and administrative expenses as a percentage of sales	156.3%	110.0%
Total operating expenses as a percentage of sales	198.0%	189.1%

Three Month Period ended September 30, 2015

For the three months ended September 30, 2015, we reported revenues of $242,473 as compared to revenues of $237,889 for the three months ended September 30, 2014, an increase of approximately 2%.

Cost of Sales

Our cost of sales consists primarily of the costs of providing wireless and fiber bandwidth and colocation services as well as depreciation of assets used in providing these services.  For the three months ended September 30, 2015 cost of sales was $98,298 or approximately 40% of revenues, compared to $243,772, or approximately 102% of revenues, for the three months ended September 30, 2015. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was due to a switch in providers for broadband services as well as decreased depreciation expense.  We anticipate that our gross profit margins will remain between 40% and 45% through the balance of fiscal 2016.

Total Operating Expenses

Our total operating expenses increased approximately 7% to $480,048 for the three months ended September 30, 2015 as compared to $449,812 for the three months ended September 30, 2014. These changes include:

•
Sales and marketing expense. For the three months ended September 30, 2015, sales and marketing costs were $28,074 as compared to $35,785 for the three months ended September 30, 2014, a decrease of approximately $7,700 or approximately 22%.  The decrease was due to a decrease in sales and marketing headcount during the three months ended September 30, 2015 versus the three months ended September 30, 2014.

•
Depreciation expense. For the three months ended September 30, 2015, depreciation expense in operating expenses amounted to $9,946 as compared to $43,799 for the three months ended September 30, 2014.  The decrease is a result of the assets reaching the end of their depreciable lives with no recent replacements.

•
Technical expense. For the three months ended September 30, 2015 technical costs were $62,989 as compared to $108,597 for the three months ended September 30, 2015, a decrease of approximately $46,600 or approximately 42%.  The decrease was due to a decrease in headcount during the three months ended September 30, 2015 versus the three months ended September 30, 2014.

•
General and administrative expense. For the three months ended September 30, 2015, general and administrative expenses were $379,039 as compared to $261,631 for the three months ended September 30, 2014, an increase of approximately $117,400 or approximately 45%.  For the three months ended September 30, 2015 and 2014 general and administrative expenses consisted of the following:

	Three Months Ended September 30,
	2015	2014
Occupancy	$23,489	$22,102
Consulting	20,520	56,923
Employee compensation	62,179	76,311
Professional fees	129	15,378
Travel and entertainment	-	17,546
Insurance	1,709	20,537
Other	271,013	52,834
	$379,039	$261,631

The principal changes between the two periods include:

•	For the three months ended September 30, 2015, occupancy expense increased approximately 6% from the three months ended September 30, 2014 due to contractual increases.

•	For the three months ended September 30, 2015, consulting expense decreased approximately 64% from the three months ended September 30, 2014 due to a reduced use of consultants.

•
For the three months ended September 30, 2015 employee compensation which includes related taxes and benefits decreased approximately 18% due to reduced headcount and lower stock-based compensation expense as compared to the three months ended September 30, 2014.

•
For the three months ended September 30, 2015, professional fees decreased approximately 99% due to lower litigation and legal fees incurred in the normal course of business as compared to the three months ended September 30, 2014.

•	For the three months ended September 30, 2015, travel and entertainment decreased 100% as a result of decreased travel for general corporate purposes.

•
For the three months ended September 30, 2015, insurance expense decreased approximately 92% from the three months ended September 30, 2014 due to no directors and officer’s insurance coverage in the three months ended September 30, 2015.

•
For the three months ended September 30, 2015, other expense increased approximately 413% from the three months ended September 30, 2014 primarily due to an early termination fee of approximately $222,000 from our previous broadband service provider.  We are currently contesting this fee.

We anticipate that general and administrative expenses will continue to remain flat during the balance of Fiscal 2016.

LOSS FROM OPERATIONS

The Company reported a loss from operations of $335,873 for the three months ended September 30, 2015 as compared to a loss from operations of $455,695 for the three months ended September 30, 2014, an improvement of approximately $120,000 or approximately 26%.

OTHER INCOME (EXPENSES)

Gain from change of fair value of derivative liability.  For the three months ended September 30, 2015 we had a gain on the change of fair value of derivative liability of $2,255 as compared to a gain on the change of fair value of derivative liability of $409,590 for the three months ended September 30, 2014.  This represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding variably-priced warrants and convertible notes.  The variance is primarily attributable to the change in the Company’s stock price and the conversion of convertible notes to equity.

Interest Expense.  For the three month period ended September 30, 2015, interest expense decreased approximately 30%. The decrease in interest expense is primarily attributable to the decrease in derivative liability discount amortization in fiscal 2016 offset by increased interest on new debt and increased interest expense on a related party note.

NET LOSS

The Company’s net loss was $470,229 for the three months ended September 30, 2015 compared to a loss of $237,914 for the three months ended September 30, 2014, a decrease of approximately $232,300 or 98%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

In summary, our cash flows are as follows:
	Three Months Ended
	September 30,
	2015	2014

Net cash used in operating activities	$(52,657)	$(392,408)

Net cash used in investing activities	-	(1,643)

Net cash provided by financing activities	40,956	351,154

Net decrease in cash	$(11,701)	$(42,897)

Net cash used by operating activities was $52,657 for the three months ended September 30, 2015 as compared to net cash used by operating activities of $392,408 for the three months ended September 30, 2014, a decrease of approximately $340,000.  For the three month period ended September 30, 2015, our cash used in operations of $52,657 consisted of a net loss of $470,229 offset by non-cash items totaling approximately $93,000 including items such as depreciation of approximately $24,000, amortization of debt discount of approximately $44,000, bad debt expense of approximately $16,000, and other non-cash items of approximately $9,000.  Additionally, during the three month period ended September 30, 2015, we had an increase in operating assets and an increase in operating liabilities totaling approximately $323,000.  For the three months ended September 30 2014, our cash used in operations of approximately $392,400 consisted of a net loss of approximately $238,000 offset by non-cash items totaling approximately $93,700 including items such as depreciation of approximately $157,100, amortization of debt discount of $120,200, change in fair value of derivative liability of approximately $409,600 and other non-cash items of approximately $38,500.  Additionally, during the three month period ended September 30, 2014, we had a decrease in operating liabilities offset by a decrease in operating assets which increased our net loss.

Net cash used in investing activities for the three months ended September 30, 2015 was $0 as compared to net cash used in investing activities for the three months ended September 30, 2014 of $1,643 for property and equipment purchases.

Net cash provided by financing activities for the three months ended September 30, 2015 was $40,956 as compared to net cash provided by financing activities of approximately $351,200 for the three months ended September 30, 2014. For the three months ended September 30, 2015, net cash provided by financing activities related to proceeds from a related party note of $61,250 offset by repayments on notes payable of approximately $20,300.  For the three months ended September 30, 2014, net cash provided by financing activities related to proceeds from a related party note of approximately $487,700 offset by repayments on notes payable of approximately $136,600.

At September 30, 2015 we had a working capital deficit of approximately $4.9 million and an accumulated deficit of approximately $55.2 million.  The report from our independent registered public accounting firm on our audited financial statements for the year ended June 30, 2015 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. Our sales were not sufficient to pay our operating expenses. We reported a net loss of $470,229 for the three months ended September 30, 2015. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At September 30, 2015 we had cash on hand of approximately $10,000.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

At September 30, 2015 the Company is the subject of, or party to, four known, pending or threatened, legal actions. Following is a discussion of each:

1.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on May 28, 2010 in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff obtained a judgment for $16,322 plus interest and costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $19,000 as of September 30, 2015.

2.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on September 15, 2010 in the General District Court of Fairfax County, Virginia.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The plaintiff obtained a Consent Judgment for $12,900 in compensatory damages plus $58 in costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $18,500 as of September 30, 2015.

3.
The Company was named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) on August 10, 2012 in the General District Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay for delivery of services provided by plaintiff.  The plaintiff was granted a judgment by consent in the amount of $12,920.  The Company is seeking an out-of-court settlement.    There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $13,600 as of September 30, 2015.

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff is seeking $20,159 plus attorney’s fees, interest and costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $20,500 as of September 30, 2015.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A.           Risk Factors.

In  addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on October 13, 2015, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

In July, 2015, the Company issued 431,333 shares of common stock, at the original conversion terms, at a per share price of $0.0075 valued at $3,235 as a partial conversion of principal due under a convertible note.  The recipient is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.              Defaults Upon Senior Securities.

None

Item 4.              Mine Safety Disclosures.

Not applicable to our operations.

Item 5.              Other Information.

None

Item 6.              Exhibits.

Exhibit Number	Description

10.1	PowerUp Loan Agreement dated October 1, 2015*

10.2	ChanBond, LLC Purchase Agreement dated October 27, 2015*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFIEDONLINE, INC.

By: /s/ Robert M. Howe III
November 23, 2015	Robert M. Howe III
Chairman of the Board and CEO, principal executive officer

By: /s/ Ellen Sondee
November 23, 2015	Ellen Sondee
Chief Financial Officer, principal financial and accounting officer