Form 10-Q
period 2015-12-31
UnifiedOnline, Inc.
filed 2016-02-22
CIK 1097718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at February 15, 2016 was: 1,011,928,504

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

UNIFIEDONLINE, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNIFIEDONLINE, Inc.

Consolidated Balance Sheets

	December 31,	June 30,
	2015	2015
Assets	(unaudited)
Current Assets:
Cash	$25,392	$21,745
Accounts receivable, net	29,858	19,945
Prepaid expenses	70,441	66,543
Marketable securities	-	2
Other current assets	6,125	10,208
Total Current Assets	131,816	118,443

Property and equipment, net of accumulated depreciation of $1,172,395 and $1,140,249 respectively	19,316	51,462
Intangible assets, net of accumulated amortization of $174,117	5,049,383	-
Deposits	5,923	5,923
Other assets	1,545	1,545
Total Assets	$5,207,983	$177,373

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$1,516,863	$1,043,088
Notes payable, current portion	5,495,738	327,810
Capital lease payable, current portion	1,399,668	886,356
Note payable, related party	1,095,255	1,029,005
Loan payable, related party	635,000	635,000
Deferred revenue	62,604	85,407
Convertible notes payable, net of discount	122,886	115,632
Derivative liability - warrants	621,906	83,766
Derivative liability - embedded conversion option	188,700	346,734
Total Current Liabilities	11,138,620	4,552,798

Capital lease payable, long term portion	-	517,686
Total Liabilities	11,138,620	5,070,484

Commitments and Contingencies (Note 13)

Stockholders' Deficit:
Series B convertible preferred stock ($.001 par value; 10,000,000 shares authorized; 626,667 shares issued and outstanding)	626	626
Common stock ($.001 par value; 6,000,000,000 shares authorized; 966,928,504 and 912,466,204 shares issued and outstanding, respectively)	966,928	912,466
Additional paid in capital	49,241,951	48,984,686
Accumulated deficit	(56,046,142)	(54,696,891)
Accumulated other comprehensive loss	(81,000)	(80,998)
Treasury stock, at cost, (406 shares)	(13,000)	(13,000)
Total Stockholders' Deficit	(5,930,637)	(4,893,111)
Total Liabilities and Stockholders' Deficit	$5,207,983	$177,373

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Sales	$215,020	$223,631	$457,493	$461,520

Cost of sales	62,058	212,002	160,356	455,774
Gross profit (loss)	152,962	11,629	297,137	5,746

Operating expenses:
Sales and marketing	23,236	41,813	51,310	77,598
Depreciation and amortization	176,534	37,292	186,479	81,091
Technical	51,563	75,493	114,552	191,938
General and administrative	151,928	222,048	530,967	475,831
Total Operating Expenses	403,261	376,646	883,308	826,458

Loss from Operations	(250,299)	(365,017)	(586,171)	(820,712)

Other income (expenses):
Gain on sale of assets	10,000	3	10,000	3,628
Gain/(loss) from change of fair value of derivative liability	(446,666)	(2,687)	(444,411)	406,903
Gain on extinguishment of debt	46,041	-	46,041	-
Interest expense	(238,098)	(91,960)	(374,709)	(287,394)
Total other income (expenses)	(628,723)	(94,644)	(763,079)	123,137

Net loss	$(879,022)	$(459,661)	$(1,349,250)	$(697,575)

Loss per common share basic and diluted	$0.00	$(0.07)	$0.00	$(0.08)

Weighted average common shares outstanding - basic and diluted	945,888,068	6,257,889	945,463,839	8,639,616

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Net loss	$(879,022)	$(459,661)	$(1,349,250)	$(697,575)

Other comprehensive income/(loss), net of tax:

Unrealized gain (loss) on securities	(2)	(8)	(2)	-

Other comprehensive income/(loss)	(2)	(8)	(2)	-

Comprehensive loss	$(879,024)	$(459,669)	$(1,349,252)	$(697,575)

See accompanying notes to unaudited consolidated financial statements

UNIFIEDONLINE, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2015	2014
NET CASH USED IN OPERATING ACTIVITIES	$(127,113)	$(519,751)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(10,947)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(129,990)	(275,455)
Payment on convertible note payable	(50,500)	-
Proceeds from notes payable	195,000	-
Proceeds from notes payable, related party	66,250	760,489
Proceeds from sale of restricted stock	50,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	130,760	485,034

NET INCREASE (DECREASE) IN CASH	3,647	(45,664)

CASH - beginning of period	21,745	56,827

CASH - end of period	$25,392	$11,163

Supplemental disclosure of cash flow information:
Cash paid for interest	$43,631	$33,381

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible note into common stock	$11,635	$281,679
Shares issued for acquisition	$223,500	$-

See accompanying notes to unaudited consolidated financial statements

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

On January 5, 2015, IceWEB, Inc. changed its name to UnifiedOnline, Inc.

UnifiedOnline, Inc. (the “Company”) began trading publicly in April 2002.  During the six months ended December 31, 2015 we had three wholly owned operating subsidiaries, Computers & Telecom, Inc. and KCNAP, LLC, (collectively “CTC) and IceWEB Storage Corporation (formerly known as Inline Corporation).  CTC provides wireless and fiber broadband service, co-location space and related services and operates a Network Access Point (“NAP”) where customers directly interconnect with a network ecosystem of partners and customers.  This access to Internet routes provides CTC customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.  In addition, through our IceWEB Storage Corporation subsidiary we deliver on-line cloud computing application services, other managed services such as Disaster Recovery, Archive Storage, Redundant File Storage, Redundant Broadband Services and Business Continuity Services.

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

On October 27, 2015, the Company acquired 100% of the membership interest ChanBond, LLC (ChanBond) (see Note 18), a portfolio of patents that disclose a technology that allows cable companies to provide high-speed data transmission over their existing hybrid-fiber coaxial networks. ChanBond contends that virtually every cable multi-system operator (MSO) in the U.S. utilizing DOCSIS 3.0+ is infringing upon its patents, accordingly on September 21, 2015 ChanBond filed lawsuits in U.S. District Court in Delaware against the 13 largest cable MSOs in the country (See Note 18).

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2015, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2015. The results of operations for the three and six months ended December 31, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2016.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net losses and net cash used in operating activities of $1,349,251 and $127,113, respectively, for the six months ended December 31, 2015.  The Company also had an accumulated deficit and stockholder’s deficit of $56,046,142 and $5,390,637 respectively at December 31, 2015.    These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.  Additionally, the Company is currently in default on the loans to IWEB Growth Fund, and there is no guarantee that IWEB Growth Fund will not enter a judgment against the Company.

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

Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the valuation of stock-based compensation, the allowance for doubtful accounts, the useful life of property and equipment, the valuation, useful life and potential impairment of intangible assets, derivative liabilities, deferred tax and valuation allowance and litigation reserves.

Accounts Receivable
Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $4,305 as of December 31, 2015.  Management performs ongoing evaluations of its accounts receivable, and believes that all remaining receivables are fully collectable.  Bad debt expense amounted to $16,964 and $545 for the six months ended December 31, 2015 and 2014, respectively.

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

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt and ratchet provisions in our warrants, are required to be measured at fair value on a recurring basis under FASB ASC 815.  As of December 31, 2015 and 2014 our derivatives are measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 12).

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

Barter Transactions
Barter activity is accounted for in accordance with ASC 845, Nonmonetary Transactions.  Barter revenue relates to the exchange of wireless bandwidth and internet connectivity provided by CTC to business customers in exchange primarily for roof rights for antennae, advertising and other products and services that CTC would otherwise be required to buy for cash.  Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services are exchanged.  For the six months ended December 31, 2015, the Company recorded barter revenue of $9,000 and barter expense of $0 and for the six months ended December 31, 2014, the Company recorded barter revenue of $15,428 and barter expense of $12,950.  For the three months ended December 31, 2015, the Company recorded barter revenue of $4,500 and barter expense of $0 and for the three months ended December 31, 2014, the Company recorded barter revenue of $7,714 and barter expense of 12,950.

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

Earnings per Share
We compute earnings per share in accordance with ASC Topic 260, “Earnings Per Share” Under the provisions of ASC Topic 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible notes and preferred stock (using the if-converted method).  Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  At December 31, 2015, there were options and warrants to purchase 1,135,457,218 shares of common stock, there was $122,886 of convertible debt outstanding, which, if converted on December 31, 2015 would amount to 276,237,000 shares, and 1,567 shares issuable upon conversion of Series B preferred stock outstanding which could potentially dilute future earnings per share.

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

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Recently Adopted and Recently Issued Accounting Standards

Various accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated Life	December 31, 2015	June 30, 2015
Equipment	3 years	$1,125,304	$1,125,304
Computer Software	3 years	59,694	59,694
Vehicle	3 years	1,979	1,979
Leasehold Improvements	3 years	4,734	4,734
		1,191,711	1,191,711
Less: Accumulated Depreciation		(1,164,223)	(1,140,249)
Net, Property and Equipment		$27,488	$51,462

Depreciation expense for the three months ended December 31, 2015 and 2014 was $8,172 and $115,012, respectively, of which $5,755 and $77,720 was included in cost of sales for the three months ended December 31, 2015 and 2014, respectively.  Depreciation expense for the six months ended December 31, 2015 and 2014 was $32,147 and $272,150, respectively, of which $19,784 and $191,058 was included in cost of sales for the three months ended December 31, 2015 and 2014, respectively.

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

Forbearance Fee

In October, 2015 a forbearance agreement was reached between the Company and UO! IP of NC, LLC which forbore its enforcement of rights under the capital lease (see Note 5) due to the existing defaults and amended the payment terms of the lease.  A new section was added to the lease pursuant to which the company agrees to pay an initial Forbearance Fee of $60,000 payable in full on the final payment date and a monthly Forbearance Fee equal to 1% of the principal balance of the lease, calculated on the first day each month.  The Monthly Forbearance Fee will accrue monthly and become due and payable in full on the final payment date or the earlier prepayment of the entire principal and accrued interest due under the lease. The forbearance fee balance was $101,990 and $0 at December 31, 2015 and June 30, 2015, respectively.

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Power Up Lending Group, LTD.

On June 16, 2015, we entered into a loan agreement with Power Up Lending Group, LTD. (“Power Up”) for $50,000 to fund working capital.  The note is for a nine month term, with an interest rate of 35%.  This loan was paid off on December 9, 2015.

On October 5, 2015, we entered into a loan agreement with Power Up for $60,000 to fund working capital.  The note is for a nine month term, payable at $365 per day, with an interest rate of 35%.  A portion of the proceeds from the note was used to pay off a convertible promissory note and accrued interest to Vis Vires Group, Inc. in the amount of $34,000.  The Company realized a gain on extinguishment of debt of approximately $28,400 as a result of writing off the associated derivative liability.  This loan was paid off on December 9, 2015.

On December 9, 2015, we entered into a loan agreement with Power Up for $135,000 to fund working capital.  The note is for a nine month term, with an interest rate of 35%.  A portion of the proceeds from the note was used to pay off a portion of a convertible promissory note to Vis Vires Group, Inc. in the amount of $17,500.  The Company realized a gain on extinguishment of debt of approximately $17,600 as a result of writing off the associated derivative liability.  A portion of the note was also used to pay off the loans made on June 16, 2015 and October 5, 2015 to Power Up.

The balance due to Power Up was $124,286 and $48,315 at December 31, 2015 and June 30, 2015, respectively.

Deirdre Leane

On October 27, 2015, the Company entered into $5,000,000 no interest Promissory Note with the Deirdre Leane to purchase ChanBond, LLC (ChanBond) (see Note18).  The Promissory Note is due and payable on or prior to October 27, 2020.  If the Promissory Note is not paid in full by the Maturity Date, the aggregate principal amount shall be increased by Twenty Five Thousand Dollars ($25,000) for each month such payment is delayed (or pro rata portion thereof) until paid in full.  Until the Note is paid in full, the Company shall be obligated to make payments on this Promissory Note to the Seller from 100% of any Net Revenues, derived from the monetization of the ChanBond patent portfolio, within thirty (30) calendar days after each calendar month commencing with the calendar month ending October 31, 2015. The balance due to Deirdre Leane was $5,000,000 and $0 at December 31, 2015 and June 30, 2015 respectively.

Other Notes Payable

As part of the acquisition of CTC, the Company acquired two debt obligations – one with Blue Ridge Bank and one for rent payable on an old building which was converted into a loan.  The balance due to Blue Ridge Bank was $46,035 and $56,996 at December 31, 2015 and June 30, 2015, respectively.  The balance due for the rent payable converted into a loan was $38,427 and $37,499 at December 31, 2015 and June 30, 2015, respectively.

A summary of our Notes Payable is as follows:

	December 31, 2015	June 30, 2015
IWEB Growth Fund	$185,000	$185,000
Forbearance Fee	101,990	-
Power Up Lending Group, LTD.	124,286	48,315
Deirdre Leane	5,000,000	-
Other Notes Payable	84,462	94,495
	$5,495,738	$327,810

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – CAPITAL LEASE PAYABLE

Agility Ventures, LLC and UO! IP of NC, LLC

On October 1, 2013, in conjunction with the acquisition of CTC, we entered into an equipment lease agreement with Agility Ventures, LLC in the principal amount of $1,678,531 which is secured by all of the assets of the Company. The lease agreement has a term of 36 months and bears interest at 15% per annum.  We also issued Agility Ventures 2,500 shares of the Company’s restricted common stock, and a Series T common stock warrant covering a total of 9,187 shares with a term of two years and a conversion price of $22.00 per share which expired December 31, 2015. The Company has the option to purchase the equipment at the end of the term.

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

The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.  Capitalized equipment under lease agreements totaled approximately $1.9 million prior to the CTC acquisition of which $666,782 was recorded at fair value at the time of acquisition.  $0 remains net of accumulated depreciation as of December 31, 2015 and $16,176 remains net of accumulated depreciation as of June 30, 2015.  The lease term of each capital equipment lease is 36 months.

In October, 2015 a forbearance agreement was reached between the Company and UO! IP of NC, LLC which forbore its enforcement of rights due to the existing defaults under the lease and amended the payment terms of the lease. The payment terms were amended to (i) require a payment equal to the greater of $1 million and 20% of gross proceeds received by the Company as the result of any funding transaction within five business days of receipt of funds by the Company; (ii) require payments of principal and interest equal to 20% of the gross proceeds received by the Company from the sale or license of any or all of the ChanBond intellectual property within five business days of receipt of funds by the Company; (iii) require a payment of principal and interest equal to 100% of the net proceeds received by the Company from the sale of all or substantially all of the equipment, the leases and the other business assets of the Company; (iv) extend the final payment date to October 31, 2017 at which time the then outstanding principal balance, together with all accrued but unpaid interest on the unpaid balance, shall be due and payable in full.  The payments described above shall in no case exceed the amount of the remaining balance due.  The accrued interest balance was $39,366 and $0 at December 31, 2015 and June 30, 2015, respectively. Additionally, a new section was added to the lease pursuant to which the Company agrees to pay an initial Forbearance Fee of $60,000 payable in full on the final payment date and a monthly Forbearance Fee (see Note 4).

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum payments required under capital leases at June 30, 2015 are as follows:

2016	$1,170,000
2017	273,356

Total future payments	1,443,356
Less amount representing interest	43,688

Present value of future minimum payments	1,399,668
Less current portion	1,399,668

Long-term portion	$-

NOTE 6 – OTHER CURRENT ASSETS

Other current assets totaled $6,125 and $10,208 at December 31, 2015 and June 30, 2015, respectively.  The balance at December 31, 2015 and June 30, 2015 consists primarily of deferred loan fees related to the capitalized lease obligation to Agility Ventures, LLC.

NOTE 7 - CONCENTRATIONS

Bank Balances

The Company maintains cash in bank deposit accounts which do not exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2015, the Company’s cash balances were fully insured. In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.  The Company has not experienced any losses in such accounts.

Major Customers

Sales to three customers for the three and six months ended December 31, 2015 represented 32% and 25% of total sales and sales to three customers represented 14% and 19% of  total sales for the three and six months ended December 31, 2014.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Customer A	16%	6%	13%	10%
Customer B	9%	5%	7%	5%
Customer C	7%	3%	5%	4%
All others	68%	86%	75%	81%
	100%	100%	100%	100%

As of December 31, 2015 and June 30, 2015, respectively, approximately 53% and 74% of our accounts receivable was due from three customers.

	December 31,	June 30,
	2015	2015
Customer A	22%	44%
Customer B	16%	17%
Customer C	15%	13%
All others	47%	26%
	100%	100%

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - INVESTMENTS

(a) Summary of Investments

Marketable Equity Securities:

As of December 31, 2015 and June 30, 2015, the Company’s investments in marketable equity securities are based on the December 31, 2015 and June 30, 2015 stock price as reflected on the OTCBB stock, respectively.  These marketable equity securities are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$-	$(81,000)	$-

Total	$81,000	$-	$(81,000)	$-

		Gross	Gross
		Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value

Publicly traded equity securities	$81,000	$-	$(80,998)	$2

Total	$81,000	$-	$(80,998)	$2

The unrealized gains are presented in comprehensive income in the unaudited consolidated statements of comprehensive loss.

(b) Unrealized Gains and Losses on Investments

The following table summarizes the unrealized net gains (losses) associated with the Company’s investments:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Net gains/(loss) on investments in publicly traded equity securities	$(2)	$(8)	$(2)	$-

Net gains/(loss) on investments	$(2)	$(8)	$(2)	$-

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

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investments Measured at Fair Value on a Recurring Basis:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable Equity Securities	$-	$-	$-
Derivative liabilities, warrants	$-	$-	$621,906
Derivative liabilities, convertible debt	$-	$-	$188,700

June 30, 2015
Marketable Equity Securities	$2	$-	$-
Derivative liabilities, warrants	$-	$-	$83,766
Derivative liabilities, convertible debt	$-	$-	$346,734

Under the guidance of ASC 320, “Investments”, we periodically evaluate other-than-temporary impairment (OTTI) of securities to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized. In the assessment of OTTI for various securities at December 31, 2015 the guidance in ASC 320, “the Investment-Debt and Equity Securities,” is carefully followed.

There were no impairment charges on investments in publicly traded equity securities for the three or six months ended December 31, 2015 or the three or six months ended December 31, 2014.

The Company has evaluated its publicly traded equity securities as of December 31, 2015, and has determined that there were no unrealized losses that indicate an other-than-temporary impairment. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 10 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity.

The Company’s accumulated other comprehensive loss consists of unrealized loss on marketable securities available for sale of $81,000 at December 31, 2015 and $80,998 at June 30, 2015.

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – CONVERTIBLE NOTES

As of December 31, 2015 and June 30, 2015 the Company had the following convertible notes outstanding:

	December 31, 2015	June 30, 2015
December 2013 $60,000 Convertible Note, 10% interest, due December 2014	$54,600	$60,000	(1)
January 2015 $53,500 Convertible Note, 8% interest, due October 2015	50,265	53,500	(2)
February 2015 $33,000 Convertible Note, 8% interest, due November 2015	-	33,000	(3)
April 2015 $30,500 Convertible Note, 12% interest, due April 2017, with a 10% original issue discount	27,500	30,500	(4)
May 2015 $33,000 Convertible Note, 8% interest, due February 2016	15,500	33,000	(5)
	147,865	210,000
Less: Debt Discount	(24,979)	(94,368)
	$122,886	$115,632

(1)
The Company borrowed $60,000 in December 2013, due December 2014, with interest at 10%. This note is currently in default.  The Company believes the holder of the note intends to convert at some point in the future.  The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the fifteen trading day period ending one trading day prior to the date of Conversion Notice, with a floor of $0.001 per share.  The Company recorded a derivative liability at inception of the note of $60,000.  Interest expense of $2,100 was recorded during the six month period ended December 31, 2015.  Also, see Note 12.

During December 2015, the holder of the Convertible Note exercised their conversion rights and converted $5,400 of the outstanding principal, at the contractual terms per the note agreement.

(2)
The Company borrowed $53,500 in January 2015, due October 2015, with interest at 8%. This note is currently in default.  The holder of the note intends to convert at some point in the future.  The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 58% of the average of the lowest three trading prices during the 10 trading days previous to the conversion.  The agreement includes a ratchet provision resulting in the recording of a derivative liability.  The Company recorded a derivative liability of $81,133 at inception of the note of which $53,500 was recorded as a debt discount.  During the six months ended December 31, 2015, the Company recorded amortization of debt discount of $20,806 resulting in a debt discount of $0 at December 31, 2015.  Interest expense of $2,011 was recorded during the six month period ended December 31, 2015.  Also, see Note 12.

During July 2015, the holder of the Convertible Note exercised their conversion rights and converted $3,235 of the outstanding principal, at the contractual terms per the note agreement.

(3)
The Company borrowed $33,000 in February 2015, due November 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 58% of the average of the lowest three trading prices during the 10 trading days previous to the conversion. The agreement includes a ratchet provision resulting in the recording of a derivative liability.  The Company recorded a derivative liability of $127,624 at inception of the note of which $33,000 was recorded as a debt discount.  During the six months ended December 31, 2015, the Company recorded amortization of debt discount of $18,333 resulting in a debt discount of $0 at December 31, 2015.  Interest expense of $120 was recorded during the six months ended December 31, 2015.   Also, see Note 12.

During October, 2015, the note and accrued interest in the amount of $34,000 was paid off.  The Company realized a gain on extinguishment of debt of approximately $28,400 as a result of writing off the associated derivative liability.

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)
The Company borrowed $30,500 in April 2015, due April 2017, with a one-time interest charge of 12%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.03 per share or 60% (representing a discount rate of 40%) of the lowest trade price of the Company's common stock in the twenty-five days prior to the date of Conversion Notice.  The note has an original issue discount of $3,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $2,500 related to the conversion feature of the note, along with a derivative liability of $50,833 of which $30,500 was recorded as a debt discount in April, 2015.  During the six month period ended December 31, 2015, the Company recorded amortization of $8,250 resulting in a debt discount of $21,312 at December 31, 2015.  Interest expense of $375 was recorded during the three month period ended December 31, 2015.  Also, see Note 12.

During November 2015, the holder of the Convertible Note exercised their conversion rights and converted $3,000 of the outstanding principal, at the contractual terms per the note agreement.

See also Note 19.

(5)
The Company borrowed $33,000 in May 2015, due February 2016, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note to convert the note and accrued interest into common stock at a price per share equal to 58% of the average of the lowest three trading prices during the 10 trading days previous to the conversion.  The agreement includes a ratchet provision resulting in the recording of a derivative liability.  The Company recorded a derivative liability of $75,223 at inception of the note of which $33,000 was recorded as a debt discount.  During the six month period ended December 31, 2015, the Company recorded amortization of debt discount of $22,000 resulting in a debt discount of $3,667 at December 31, 2015.  Interest expense of $1,203 was recorded during the six month period ended December 31, 2015.  Also, see Note 12.

During December, 2015, a portion of the note in the amount of $17,500 was paid off.  The Company realized a gain on extinguishment of debt of approximately $17,600 as a result of writing off a portion of the associated derivative liability.

NOTE 12 - DERIVATIVE LIABILITIES

Derivative liability - warrants

The Company has warrants issued in connection with our convertible notes payable outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the exercise price of the warrants.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of ` shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.  The Company accounted for its warrants with price protection in accordance with FASB ASC Topic 815.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at December 31, 2015 using the Black-Scholes model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The derivative warrants outstanding at December 31, 2015 are all currently exercisable with a weighted-average remaining life of .75 years.

Derivative liability – convertible notes

From December, 2013 through May, 2015 the Company issued convertible notes in the total principal amount of $210,000.  Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities.  The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at December 31, 2015 and June 30, 2015 using the Black-Scholes model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of loss of $446,666 and $444,411 for the three and six months ended December 31, 2015 and the recognition of loss of $2,687 and the recognition of income of $406,903 for the three and six months ended December 31, 2014 within the Company’s consolidated statements of operations, under the caption “Gain from change of fair value of derivative liability”.  The fair value of the warrants at December 31, 2015 and June 30, 2015 is $621,906 and $83,766, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability - warrants”.  The fair value of the derivative liability related to the convertible debt at December 31, 2015 and June 30, 2015 is $188,700 and $346,734, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability – embedded conversion option”.

The following summarizes the changes in the value of the derivative warrant liability and the derivative embedded conversion option from June 30, 2015 until December 31, 2015:

	Value	No. of Warrants
Balance at June 30, 2015 - Derivative liability - warrants	$83,766	64,436,748
Increase in fair value of derivative warrant liability	538,140
Balance at December 31, 2015 - Derivative liability - warrants	$621,906	1,135,449,986

	Value
Balance at June 30, 2015 - Derivative liability - embedded conversion option	$346,734
Decrease in derivative liability related to conversion of convertible debt	(18,264)
Increase in derivative liability related to issuance of convertible debt	-
Decrease in fair value of derivative liability due to extinguishment of debt	(46,041)
Decrease in fair value of derivative liability	(93,729)
Balance at December 31, 2015 - Derivative liability - embedded conversion option	$188,700

Fair Value Assumptions Used in Accounting for Derivative Liability

The Company has determined its derivative liability to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of December 31, 2015.  The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.   The key inputs used in the December 31, 2015 fair value calculations were as follows:

December 31, 2015
Current exercise price	$0.00085
Time to expiration	.75 years
Risk-free interest rate	1.06%
Estimated volatility	775.59%
Dividend	$0
Stock price on December 31, 2015	$0.00110
Expected forfeiture rate	0% to 99%

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company leases office space in Kansas City, Missouri.  We currently have real estate leases at two locations, totaling 6,875 square feet.  These operating leases are standard commercial leases.

As of December 31, 2015, future minimum lease payments under these operating leases are as follows:

For the Year Ending,
June 30,	Amount
2016	$24,588
2017	15,385
2018	-
$39,973

Rent expense was $24,364 and $22,324 for the three months ended December 31, 2015 and 2014 and $47,853 and $44,426 for the six months ended December 31, 2015 and 2014.

At December 31, 2015 the Company is the subject of, or party to, four known, pending or threatened, legal actions. Following is a discussion of each:

1.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on May 28, 2010 in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff obtained a judgment for $16,322 plus interest and costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $19,000 as of December 31, 2015.

2.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on September 15, 2010 in the General District Court of Fairfax County, Virginia.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The plaintiff obtained a Consent Judgment for $12,900 in compensatory damages plus $58 in costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $18,500 as of December 31, 2015.

3.
The Company was named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) on August 10, 2012 in the General District Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay for delivery of services provided by plaintiff.  The plaintiff was granted a judgment by consent in the amount of $12,920.  The Company is seeking an out-of-court settlement.    There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $13,600 as of December 31, 2015.

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff is seeking $20,159 plus attorney’s fees, interest and costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $20,500 as of December 31, 2015.

At December 31, 2015 the Company is the party to 13 pending lawsuits.  On September 21, 2015, ChanBond filed lawsuits in U.S. District Court in Delaware against the 13 largest cable MSOs in the country.  The civil cases were brought against (1) WaveDivision Holdings, LLC., (2) Comcast Corporation et al, (3) Charter Communications, Inc., (4) WideOpen West Finance, LLC., (5) Cequel Communications, LLC., (6) RCN Telecom Services ,LLC., (7)  Cox Communications, Inc.et al, (8) Time Warner Cable Inc. et al, (9) Mediacom Communications Corporation, (10) Bright House Networks, LLC., (11) Cablevision Systems Corporation et al, (12) Cable One, Inc., (13) Atlantic Broadband Group, LLC. All cases are still pending.  Additionally, on November 20, 2015 RPX Corporation filed a Petition for Inter Parties Review (IPR) with the United States Patent and Trademark Office before the Patent Trial and Appeal Board, seeking review of ChanBond Patent No. 7,941,822.  The IPR petition is also still pending.

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inter Parties Review (IPR) with the United States Patent and Trademark Office before the Patent Trial and Appeal Board, seeking review of ChanBond Patent No. 7,941,822.  The IPR petition is also still pending.

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

Six months ended December 31, 2015 Transactions

In July, 2015, the Company issued 431,333 shares of common stock, at the original conversion terms, at a per share price of $0.0075 valued at $3,235 as a partial conversion of principal due under a convertible note.

In November 2015, the Company issued 44,700,000 shares of common stock as part of the acquisition of ChanBond.

In December, 2015, the Company issued 1,000,000 shares of common stock, at the original conversion terms, at a per share price of $.0.0030 valued at $3,000 as a partial conversion of principal due under a convertible note.

In December, 2015, the Company issued 6,390,533 shares of common stock, at the original conversion terms, at a per share price of $0.000845 valued at $5,400 as a partial conversion of principal due under a convertible note.

In December, 2015, the Company issued 1,970,055 shares of common stock valued at $50,000 to an accredited investor as an investment in the Company.  The shares were valued at the amount of cash received by the Company.

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

A) Series B Convertible Preferred Stock

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

●	the shares of Series B Convertible Preferred Stock automatically convert into shares of our common stock in the event of change of control of the Company.

●	At December 31, 2015, there were 626,667 shares of Series B Convertible Preferred Stock outstanding.

Common Stock Warrants

The Company has issued and outstanding Series N warrants for 1,131,412,847 common shares, as adjusted, with a current exercise price of $0.00085, as adjusted, which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  Simultaneously with any reduction to the exercise price of the Series N warrants, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.  The Series N warrants expire September 30, 2016.

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

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with an investment from Golden Bear Fund, LLC. in December, 2015, we issued a warrant covering a total of 3,940,110 common shares, with a term of five years and a conversion price of $0.02538, expiring December 30, 2020.

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2015 and changes during the six month period ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at June 30, 2015	64,436,748	$0.07480
Granted (due to ratchet provisions)	1,145,431,870	0.00085
Granted	3,940,110	0.02538
Exercised	-	-
Forfeited	(78,358,742)	-
Balance at December 31, 2015	1,135,449,986	$0.00279

The ratchet provision was triggered by the issuance of shares at a lesser price, as a result of conversion of convertible debt.

The following table summarizes information about common stock warrants outstanding at December 31, 2015:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
December 31, 2015	Remaining Life	Exercise Price	December 31, 2015	Exercise Price
1,131,412,847	.75 Years	$0.00085	1,131,412,847	$0.00085
76,222	.9 Years	$11.20000	76,222	$11.20000
20,807	1.5 Years	$60.00000	20,807	$60.00000
3,940,110	5 Years	$0.02538	3,940,110	$0.02538
1,135,449,986	.75 Years	$0.00279	1,135,449,986	$0.00279

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

For the three and six months ended December 31, 2015 and 2014, total stock-based compensation charged to operations for option-based arrangements amounted to $8,328 and $8,328 and $12,415 and $24,830, respectively. At December 31, 2015, there was no unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

A summary of the status of the Company’s outstanding stock options as of December 31, 2015 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance at June 30, 2015	7,232	$33.47
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2015	7,232	$33.47

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about employee stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/2015	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding at 12/31/2015	Weighted Average Exercise Price
$0.07700	625	1.70 Years	$30.80	625	$30.80
$0.0847 - $0.081	6,607	1.70 Years	$33.79	6,607	$33.79
	7,232	1.70 Years	$33.53	7,232	$33.53

 NOTE 16 - RELATED PARTY TRANSACTIONS

 On April 23, 2014, we entered into a Subscription Agreement with UnifiedOnline! LLC (the “Subscriber”), a Delaware limited liability company, pursuant to which the Subscriber purchased 400,000 shares of Series AA Preferred Stock which were converted on January 5, 2015 to 903,825,954 shares of common stock becoming a majority shareholder in the Company.  UO! IP of NC, LLC is a related party to Unified Online! LLC. In consideration for the Shares, Subscriber paid $116,087 to various vendors and obtained the agreement of a certain related party lessor to temporarily forbear exercising non-payment default remedies.  Since entering into the Subscription Agreement, the Subscriber has advanced approximately $1.1 million bearing interest at 10% per annum to fund general working capital.  The balance due was $1,095,255 and $1,029,005 at December 31, 2015 and June 30, 2015, respectively, and is reflected as note payable, related party in the balance sheet.

Agility Ventures, LLC and UO!IP of NC, LLC

On February 27, 2014, Agility Ventures LLC sold and assigned the Master Lease and Equipment Schedule to a third party, UO! IP of NC, LLC (see Note 5).  UO! IP of NC, LLC has advanced the payments made on this lease to the Company at a rate of 10% per annum.  The balance due to UO! IP of NC, LLC was $635,000 at December 31, 2015 and June 30, 2015, respectively, and is reflected as loan payable, related party in the balance sheet.

NOTE 17 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the three months ended December 31, 2015 and 2014 all material assets and revenues of the Company were in the United States.

NOTE 18 – ACQUISITION

On October 27, 2015, the Company entered into a purchase agreement with Deirdre Leane and ChanBond, LLC, pursuant to which the Company purchased Chanbond, in exchange for $5,000,000 payable on or before October 27, 2020 (see Note 4) and a shares payment of forty-four million, seven hundred thousand (44,700,000) shares of the Company’s common stock.  William R. Carter, Jr. (a related party to the Company) was appointed as sole manager who shall have sole and exclusive authority over the business of ChanBond.  ChanBond consists of a portfolio of patents that disclose a technology that allows cable companies to provide high-speed data transmission over their existing hybrid-fiber coaxial networks.

The purchase of ChanBond included the acquisition of intangibles currently valued at $5,223,500.  The initial accounting for the business combination of ChanBond with the Company is not complete as the Company is working on obtaining valuation reports to support amounts.  Additionally, as noted in Note 15, the Company may record possible contingent assets due to lawsuits to which ChanBond is a plaintiff.

UnifiedOnline, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate purchase price consisted of the following:

Note payable due October 27, 2020	$5,000,000
Fair value of common stock issued to seller valued at quoted market price	223,500
$5,223,500

The following table summarizes the estimated fair values of ChanBonds assets acquired at the date of the acquisition:

Intangible Assets	$5,223,500
$5,223,500

There are no material revenue or expenses of ChanBond, hence the required disclosures of the pro forma combined entity are not necessary.

NOTE 19 – SUBSEQUENT EVENTS

In January, 2016 the Company issued 5,000,000 shares of common stock upon the conversion of $3,000 outstanding principal, at the contractual terms per the note agreement.

In February, 2016 the Company issued 15,000,000 shares of common stock upon the conversion of $2,700 outstanding principal, at the contractual terms per the note agreement.

In February, 2016 the Company issued 25,000,000 shares of common stock upon the conversion of $4,500 outstanding principal, at the contractual terms per the note agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following analysis of our unaudited consolidated financial condition and results of operations for the three and six months ended December 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.  MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
●	Critical Accounting Policies.
●	Results of Operations. An analysis of our financial results comparing the three months ended December 31, 2015 to the three months ended December 31, 2014.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
●	Off Balance-Sheet Arrangements.
●	Recent Accounting Pronouncements.

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

On October 27, 2015, the Company acquired 100% of the membership interest of ChanBond, LLC (ChanBond)(see Note 8), a portfolio of patents that disclose a technology that allows cable companies to provide high-speed data transmission over their existing hybrid-fiber coaxial networks. ChanBond contends that virtually every cable multi-system operator (MSO) in the U.S. utilizing DOCSIS 3.0+ is infringing upon its patents, accordingly on September 21, 2015 ChanBond filed lawsuits in U.S. District Court in Delaware against the 13 largest cable MSOs in the country.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014

The following table provides an overview of certain key factors of our results of operations for the three and six months ended December 31, 2015 as compared to the three and six months ended December 31, 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net Revenues	$215,020	$223,631	$457,493	$461,520
Cost of sales	62,058	212,002	160,356	455,774
Operating Expenses
Sales and marketing	23,236	41,813	51,310	77,598
Depreciation and amortization	176,534	37,292	186,479	81,091
Technical	51,563	75,493	114,552	191,938
General and administrative	151,928	222,048	530,967	475,831
Total Operating Expenses	403,261	376,646	883,308	826,458
Loss from operations	(250,299)	(365,017)	(586,171)	(820,712)
Total other income (expense)	(628,723)	(94,644)	(763,079)	123,137
Net loss	$(879,022)	$(459,661)	$(1,349,250)	$(697,575)

Other Key Indicators:
	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Cost of sales as a percentage of revenue	28.9%	94.8%	35.1%	98.8%
Gross profit margin	71.1%	5.2%	64.9%	1.2%
Sales and marketing expense as a percentage of sales	10.8%	18.7%	11.2%	16.8%
General and administrative expenses as a percentage of sales	70.7%	99.3%	116.1%	103.1%
Total operating expenses as a percentage of sales	187.5%	168.4%	193.1%	179.1%

Six Month Period ended December 31, 2015

For the six months ended December 31, 2015, we reported revenues of $457,493 as compared to revenues of $461,520 for the six months ended December 31, 2014, a decrease of approximately 1%.

Cost of Sales

Our cost of sales consists primarily of the costs of providing wireless and fiber bandwidth and colocation services as well as depreciation of assets used in providing these services.  For the six months ended December 31, 2015 cost of sales was $160,356 or approximately 35% of revenues, compared to $455,774, or approximately 99% of revenues, for the six months ended December 31, 2015. The decrease in cost of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the six months ended December 31, 2015 as compared to the six months ended December 31, 2014 was due to a switch in providers for broadband services as well as decreased depreciation expense.  We anticipate that our gross profit margins will remain between 50% and 60% through the balance of fiscal 2016.

Total Operating Expenses

Our total operating expenses increased approximately 7% to $883,308 for the six months ended December 31, 2015 as compared to $826,458 for the six months ended December 31, 2014. These changes include:

●
Sales and marketing expense. For the six months ended December 31, 2015, sales and marketing costs were $51,310 as compared to $77,598 for the six months ended December 31, 2014, a decrease of approximately $26,300 or approximately 34%.  The decrease was due to less marketing and a decrease in sales and marketing headcount during the six months ended December 31, 2015 versus the six months ended December 31, 2014.

●
Depreciation and amortization expense. For the six months ended December 31, 2015, depreciation and amortization expense in operating expenses amounted to $186,479 as compared to $81,091 for the six months ended December 31, 2014.  The increase was due to the amortization of the ChanBond intangible asstes..

●
Technical expense. For the six months ended December 31, 2015 technical costs were $114,552 as compared to $191,938 for the six months ended December 31, 2014, a decrease of approximately $77,400 or approximately 40%.  The decrease was due to a decrease in headcount and related employee costs during the six months ended December 31, 2015 versus the six months ended December 31, 2014.

General and administrative expense. For the six months ended December 31, 2015, general and administrative expenses were $530,967 as compared to $475,831 for the six months ended December 31, 2014, an increase of approximately $55,100 or approximately 12%.  For the six months ended December 31, 2015 and 2014 general and administrative expenses consisted of the following:

	Six Months Ended December 31,
	2015	2014
Occupancy	$78,322	$84,988
Consulting	47,115	105,934
Employee compensation	122,408	133,958
Professional fees	10,578	41,853
Travel and entertainment	-	21,147
Insurance	3,478	40,817
Other	269,066	47,134
	$530,967	$475,831

The principal changes between the two periods include:

●	For the six months ended December 31, 2015, occupancy expense decreased approximately 8% from the six months ended December 31, 2014 due to lower utility costs offset by contractual rent increases.

●	For the six months ended December 31, 2015, consulting expense decreased approximately 55% from the six months ended December 31, 2014 due to a reduced use of consultants.

●
For the six months ended December 31, 2015 employee compensation which includes related taxes and benefits decreased approximately 8% due to reduced headcount as compared to the six months ended December 31, 2014.

●
For the six months ended December 31, 2015, professional fees decreased approximately 75% due to lower litigation and legal fees incurred in the normal course of business as compared to the six months ended December 31, 2014.

●	For the six months ended December 31, 2015, travel and entertainment decreased 100% as a result of decreased travel for general corporate purposes.

●
For the six months ended December 31, 2015, insurance expense decreased approximately 92% from the six months ended December 31, 2014 due to lack of directors and officer’s insurance coverage in the six months ended December 31, 2015.

●
For the six months ended December 31, 2015, other expense increased approximately 471% from the six months ended December 31, 2014 primarily due to an early termination fee of approximately $222,000 from our previous broadband service provider.  We are currently contesting this fee.

We anticipate that general and administrative expenses will continue to remain flat during the balance of Fiscal 2016.

LOSS FROM OPERATIONS

The Company reported a loss from operations of $586,171 for the six months ended December 31, 2015 as compared to a loss from operations of $820,712 for the six months ended December 31, 2014, an improvement of approximately $235,000 or approximately 29%.

OTHER INCOME (EXPENSES)

Gain on sale of assets.  For the six months ended December 31, 2015, we had a gain on sale of assets of $10,000 as compared to a gain on sale of assets of $3,628 for the six months ended December 31, 2014, a change of approximately $6,400.

Gain/(loss) from change of fair value of derivative liability.  For the six months ended December 31, 2015, we had a loss on the change of fair value of derivative liability of $444,411 as compared to a gain on the change of fair value of derivative liability of $406,903 for the six months ended December 31, 2014.  This represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding variably-priced warrants and convertible notes.  The variance is primarily attributable to the change in the Company’s stock price and the conversion of convertible notes to equity as well as a change in the forfeiture rate used to value the Company’s variably-priced warrants..

Gain on extinguishment of debt.  For the six months ended December 31, 2015, we had a gain on extinguishment of debt of $46,041 due to the write-off of a derivative liability related to the cash payment of a convertible debt.

Interest Expense.  For the six month period ended December 31, 2015, interest expense increased approximately 30%. The increase in interest expense is primarily attributable to interest on new debt, the forbearance fee and increased related party debt interest.

NET LOSS

The Company’s net loss was $1,349,250 for the six months ended December 31, 2015 compared to a loss of $697,575 for the six months ended December 31, 2014, a change of approximately $651,700 or 93%.

Three Month Period ended December 31, 2015

For the three months ended December 31, 2015, we reported revenues of $215,020 as compared to revenues of $223,631 for the three months ended December 31, 2014, a decrease of approximately 4%.

Cost of Sales

Our cost of sales consists primarily of the costs of providing wireless and fiber bandwidth and colocation services as well as depreciation of assets used in providing these services.  For the three months ended December 31, 2015 cost of sales was $62,058 or approximately 30% of revenues, compared to $212,002 or approximately 95% of revenues, for the three months ended December 31, 2014. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 was due to a switch in providers for broadband services as well as decreased depreciation expense.  We anticipate that our gross profit margins will remain between 50% and 60% through the balance of fiscal 2016.

Total Operating Expenses

Our total operating expenses increased approximately 7% to $403,261 for the three months ended December 31, 2015 as compared to $376,646 for the three months ended December 31, 2014. These changes include:

●
Sales and marketing expense. For the three months ended December 31, 2015, sales and marketing costs were $23,236 as compared to $41,813 for the three months ended December 31, 2014, a decrease of approximately $18,600 or approximately 44%.  The decrease was primarily due to lower marketing costs during the three months ended December 31, 2015 versus the three months ended December 31, 2014.

●
Depreciation and amortization expense. For the three months ended December 31, 2015, depreciation and amortization expense in operating expenses amounted to $176,534 as compared to $37,292 for the three months ended December 31, 2014.  The increase was due to the amortization of the ChanBond intangible assets.

●
Technical expense. For the three months ended December 31, 2015 technical costs were $51,563 as compared to $75,493 for the three months ended December 31, 2015, a decrease of approximately $23,900 or approximately 32%.  The decrease was due to a decrease in headcount during the three months ended December 31, 2015 versus the three months ended December 31, 2014.

General and administrative expense. For the three months ended December 31, 2015, general and administrative expenses were $151,928 as compared to $222,048 for the three months ended December 31, 2014, a decrease of approximately $70,000 or approximately 32%.  For the three months ended December 31, 2015 and 2014 general and administrative expenses consisted of the following:

	Three Months Ended December 31,
	2015	2014
Occupancy	$38,021	$36,843
Consulting	26,595	51,027
Employee compensation	60,229	65,495
Professional fees	10,449	26,475
Travel and entertainment	-	2,754
Insurance	1,769	20,280
Other	14,865	19,174
	$151,928	$222,048

The principal changes between the two periods include:

●	For the three months ended December 31, 2015, occupancy expense increased approximately 3% from the three months ended December 31, 2014 due to contractual increases offset by lower utility costs.

●	For the three months ended December 31, 2015, consulting expense decreased approximately 48% from the three months ended December 31, 2014 due to a reduced use of consultants.

●
For the three months ended December 31, 2015 employee compensation which includes related taxes and benefits decreased approximately 8% due to reduced headcount and lower stock-based compensation expense as compared to the three months ended December 31, 2014.

●
For the three months ended December 31, 2015, professional fees decreased approximately 60% due to lower litigation and legal fees incurred in the normal course of business as compared to the three months ended December 31, 2014.

●	For the three months ended December 31, 2015, travel and entertainment decreased 100% as a result of decreased travel for general corporate purposes.

●
For the three months ended December 31, 2015, insurance expense decreased approximately 91% from the three months ended December 31, 2014 due to lack of directors and officer’s insurance coverage in the three months ended December 31, 2015.

●
For the three months ended December 31, 2015, other expense decreased approximately 22% from the three months ended December 31, 2014 primarily due to lower credit card fees offset by increased repairs and maintenance expense.

We anticipate that general and administrative expenses will continue to remain flat during the balance of Fiscal 2016.

LOSS FROM OPERATIONS

The Company reported a loss from operations of $250,299 for the three months ended December 31, 2015 as compared to a loss from operations of $365,017 for the three months ended December 31, 2014, an improvement of approximately $114,700 or approximately 31%.

OTHER INCOME (EXPENSES)

Gain on sale of assets.  For the three months ended December 31, 2015, we had a gain on sale of assets of $10,000 as compared to a gain on sale of assets of $3 for the six months ended December 31, 2014, a change of approximately $10,000.

Loss from change of fair value of derivative liability.  For the three months ended December 31, 2015 we had a loss on the change of fair value of derivative liability of $446,666 as compared to a loss on the change of fair value of derivative liability of $2,687 for the three months ended December 31, 2014.  This represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding variably-priced warrants and convertible notes.  The variance is primarily attributable to the change in the Company’s stock price and the change in the forfeiture rate for the warrants.

Gain on extinguishment of debt.  For the three months ended December 31, 2015, we had a gain on extinguishment of debt of $46,041 due to the write-off of a derivative liability related to the cash payment of a convertible debt.

Interest Expense.  For the three month period ended December 31, 2015, interest expense increased approximately 160%. The increase in interest expense is primarily attributable to interest on new debt, the forbearance fee and increased related party debt interest.

NET LOSS

The Company’s net loss was $879,022 for the three months ended December 31, 2015 compared to a loss of $459,661 for the three months ended December 31, 2014, a change of approximately $419,400 or 91%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

In summary, our cash flows are as follows

	Six Months Ended
	December 31,
	2015	2014

Net cash used in operating activities	$(127,113)	$(519,751)

Net cash used in investing activities	-	(10,947)

Net cash provided by financing activities	130,760	485,034

Net increase (decrease) in cash	$3,647	$(45,664)

Net cash used in operating activities was $127,113 for the six months ended December 31, 2015 as compared to net cash used in operating activities of $519,751 for the six months ended December 31, 2014, a decrease of approximately $392,600.  For the six month period ended December 31, 2015, our cash used in operations of $127,113 consisted of a net loss of $1,349,251 offset by non-cash items totaling approximately $707,800 including items such as depreciation of approximately $32,100, amortization of debt discount of approximately $69,400, bad debt expense of approximately $17,000, change in fair value of derivative liability of $445,800 and amortization of intangible assets of approximately $174,100 offset by the gain on extinguishment of debt of approximately $46,000 and other non-cash items of approximately $15,400.  Additionally, during the six month period ended December 31, 2015, we had an increase in operating assets and an increase in operating liabilities totaling approximately $514,300.  For the six months ended December 31 2014, our cash used in operations of approximately $519,800 consisted of a net loss of approximately $697,600 offset by non-cash items totaling approximately $71,000 including items such as depreciation of approximately $272,100, amortization of debt discount of $137,500, change in fair value of derivative liability of approximately $406,900 and other non-cash items of approximately $68,300.  Additionally, during the six month period ended December 31, 2014, we had a decrease in operating liabilities offset by a decrease in operating assets which decreased our net loss.

Net cash used in investing activities for the six months ended December 31, 2015 was $0 as compared to net cash used in investing activities for the six months ended December 31, 2014 of $10,947 for property and equipment purchases.

Net cash provided by financing activities for the six months ended December 31, 2015 was approximately $130,800 as compared to net cash provided by financing activities of approximately $485,000 for the six months ended December 31, 2014. For the six months ended December 31, 2015, net cash provided by financing activities related to proceeds from a related party note of $66,250, proceeds from new debt of $195,000, proceeds from sale of restricted stock of $50,000 offset by repayments on notes payable of approximately $130,000 and payments on convertible notes payable of $50,500.  For the six months ended December 31, 2014, net cash provided by financing activities related to proceeds from a related party note of approximately $760,500 offset by repayments on notes payable of approximately $275,500.

At December 31, 2015 we had a working capital deficit of approximately $11.0 million and an accumulated deficit of approximately $55.9 million.  The report from our independent registered public accounting firm on our audited financial statements for the year ended June 30, 2015 contained an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net losses in operations. Our sales were not sufficient to pay our operating expenses. We reported a net loss of $1,175,134 for the six months ended December 31, 2015. There are no assurances that we will report income from operations in any future periods.

Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At December 31, 2015 we had cash on hand of approximately $25,000.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

At December 31, 2015 the Company is the subject of, or party to, four known, pending or threatened, legal actions. Following is a discussion of each:

1.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on May 28, 2010 in the Circuit Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff obtained a judgment for $16,322 plus interest and costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $19,000 as of December 31, 2015.

2.
The Company was named as the defendant in a legal proceeding brought by FedEx Customer Information Services, Inc. (the plaintiff) on September 15, 2010 in the General District Court of Fairfax County, Virginia.  The plaintiff asserts that the Company failed to pay the full amount owed for services.  The plaintiff obtained a Consent Judgment for $12,900 in compensatory damages plus $58 in costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $18,500 as of December 31, 2015.

3.
The Company was named as the defendant in a legal proceeding brought by i-Cubed Information LLC (the plaintiff) on August 10, 2012 in the General District Court of Fairfax County, Virginia. The plaintiff asserts that the Company failed to pay for delivery of services provided by plaintiff.  The plaintiff was granted a judgment by consent in the amount of $12,920.  The Company is seeking an out-of-court settlement.    There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $13,600 as of December 31, 2015.

4.
The Company was named as the defendant in a legal proceeding brought by Pelligrino and Associates (the plaintiff) on August 14, 2014 in the Marion County Superior Court, Marion County, Indiana.  The plaintiff asserts that the Company failed to pay the full amount owed for services. The plaintiff is seeking $20,159 plus attorney’s fees, interest and costs.  The Company is seeking an out-of-court settlement.  There have been no updates on the status of this case since June 30, 2015.  The Company has accrued $20,500 as of December 31, 2015.

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

In November 2015, the Company issued 44,700,000 as part of the acquisition of ChanBond.

In December, 2015, the Company issued 1,000,000 shares of common stock, at the original conversion terms, at a per share price of $0.0030 valued at $3,000 as a partial conversion of principal due under a convertible note.

In December, 2015, the Company issued 6,390,533 shares of common stock, at the original conversion terms, at a per share price of $0.000845 valued at $5,400 as a partial conversion of principal due under a convertible note.

In December, 2015, the Company issued 1,970,055 shares of common stock valued at $50,000 to an accredited investor.

In January, 2016 the Company issued 5,000,000 shares of common stock, at the original conversion terms, at a per share price of $0.0006 valued at $3,000 as a partial conversion of principal due under a convertible note.

In February, 2016 the Company issued 15,000,000 shares of common stock, at the original conversion terms, at a per share price of $0.00018 valued at $2,700 as a partial conversion of principal due under a convertible note.

In February, 2016 the Company issued 25,000,000 shares of common stock, at the original conversion terms, at a per share price of $0.00018 valued at $4,500 as a partial conversion of principal under a convertible note.

The above recipients are accredited investors and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

UNIFIEDONLINE, INC.

February 16, 2016	By:	/s/ Robert M. Howe III
Robert M. Howe III
Chairman of the Board and CEO, principal executive officer

February 16, 2016	By:	/s/ Ellen Sondee
Ellen Sondee
Chief Financial Officer, principal financial and accounting officer